Form 10-Q
period 2011-12-31
Epicor Software Corp
filed 2012-02-21
CIK 1517393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number

Epicor Software Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7683 Southfront Road Livermore, CA	94551
(Address of principal executive offices)	(Zip Code)

(800) 678-7423

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2012, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

INDEX

Page

Forward-Looking Statements	2

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2011 and December 31, 2010 (Predecessor)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and December 31, 2010 (Predecessor)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 6. Exhibits	56

SIGNATURES	57

Exhibit Index	58

Ex. 31.1

Ex. 31.2

Ex. 32.1

Ex. 32.2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking-statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets,

•	our results of operations, including the financial performance of Activant and Legacy Epicor on a combined basis and cost savings,

•	our ability to generate additional revenue from our current customer base,

•	the impact of new accounting pronouncements,

•	our acquisitions, including statements regarding financial performance, products, and strategies,

•	our credit agreement, our ability to comply with the covenants therein, and the terms of future credit agreements,

•	the life of our assets, including amortization schedules,

•	our sources of liquidity, cash flow from operations and borrowings,

•	our financing sources and their sufficiency,

•	our legal proceedings,

•	our forward or other hedging contracts, and

•	our tax expense and tax rate

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part II, Item 1A. Risk Factors” and elsewhere herein. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,456	$44,796
Accounts receivable, net of allowances of $6,999 and $6,042 at December 31, 2011 and September 30, 2011, respectively	131,551	123,990
Inventories, net	4,926	4,440
Deferred tax assets	29,742	29,728
Income tax receivable	9,625	9,618
Prepaid expenses and other current assets	31,200	32,499

Total current assets	259,500	245,071
Property and equipment, net	57,883	55,154
Intangible assets, net	875,055	902,976
Goodwill	1,186,331	1,186,331
Deferred financing costs	36,874	37,649
Other assets	39,616	41,150

Total assets	$2,455,259	$2,468,331

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$23,046	$25,214
Payroll related accruals	30,851	24,797
Deferred revenue	125,265	115,909
Current portion of long-term debt	8,700	8,700
Accrued interest payable	6,684	15,042
Accrued expenses and other current liabilities	54,751	46,742

Total current liabilities	249,297	236,404
Long-term debt, net of unamortized discount of $8,357 and $8,581 at December 31, 2011 and September 30, 2011, respectively	1,313,608	1,315,559
Deferred income tax liabilities	276,467	286,498
Loan from affiliate	2,120	—
Other liabilities	44,644	42,154

Total liabilities	1,886,136	1,880,615

Commitments and contingencies (Note 12)
Stockholder’s Equity:
Common stock. No par value. 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and September 30, 2011	647,000	647,000
Additional paid-in capital	646	—
Accumulated deficit	(73,391)	(55,968)
Accumulated other comprehensive loss	(5,132)	(3,316)

Total stockholder’s equity	569,123	587,716

Total liabilities and stockholder’s equity	$2,455,259	$2,468,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)	Three Months Ended December 31, 2011	Predecessor Three Months Ended December 31, 2010
Revenues:
Systems
License	$40,236	$10,390
Professional services	43,151	8,970
Hardware	12,867	8,257
Other	1,317	1,237

Total systems	97,571	28,854
Services	111,836	60,986

Total revenues	209,407	89,840

Operating expenses:
Cost of systems revenues (1) (Note 1)	52,285	15,924
Cost of services revenues (1)	36,027	19,767
Sales and marketing	39,341	13,446
Product development	20,645	8,192
General and administrative	21,271	8,186
Depreciation and amortization	33,745	10,132
Acquisition-related costs	2,230	2,020
Restructuring costs	3,640	23

Total operating expenses	209,184	77,690

Operating income	223	12,150
Interest expense	(22,459)	(8,284)
Other income (expense), net	(1,325)	111

Income (loss) before income taxes	(23,561)	3,977
Income tax expense (benefit)	(6,138)	466

Net income (loss)	$(17,423)	$3,511

Comprehensive income (loss):
Net income (loss)	$(17,423)	$3,511
Unrealized gain (loss) on cash flow hedges, net of taxes	(1,129)	1,044
Unrealized loss on pension plan liabilities, net of taxes	(161)	—
Foreign currency translation adjustment	(526)	1,442

Comprehensive income (loss)	$(19,239)	$5,997

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately below.

The accompanying notes are an integral part of these condensed consolidated financial statements

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended December 31, 2011	Predecessor Three Months Ended December 31, 2010
Operating activities:
Net income (loss)	$(17,423)	$3,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	646	941
Depreciation and amortization	33,745	10,132
Amortization of deferred financing costs and original issue discount	999	563
Changes in operating assets and liabilities and other	(1,822)	(10,875)

Net cash provided by operating activities	16,145	4,272

Investing activities:
Purchases of property and equipment	(5,512)	(1,509)
Capitalized computer software and database costs	(2,681)	(2,664)

Net cash used in investing activities	(8,193)	(4,173)

Financing activities:
Proceeds of loan from affiliate	2,120	—
Deferred financing fees	—	(2,594)
Payments on long-term debt	(2,175)	(2,566)

Net cash used in financing activities	(55)	(5,160)

Effect of exchange rate changes on cash	(237)	—

Net change in cash and cash equivalents	7,660	(5,061)
Cash and cash equivalents, beginning of period	44,796	74,290

Cash and cash equivalents, end of period	$52,456	$69,229

Supplemental disclosures of cash flow information:
Cash payments for interest	$29,497	$10,042
Cash payments for income taxes, net	$3,642	$3,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION

Formation of Epicor Software Corporation

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of Apax solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On April 4, 2011, Eagle entered into an Agreement and Plan of Merger with AGI, Activant and certain other parties pursuant to which Eagle agreed to acquire AGI and Activant. Also on April 4, 2011, Eagle entered into an Agreement and Plan of Merger with Legacy Epicor and certain other parties, pursuant to which Eagle agreed to acquire Legacy Epicor. On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “acquisition” or “acquisitions.” Prior to May 16, 2011, Eagle did not engage in any business except for activities related to its formation, the acquisitions and arranging the related financing. Prior to the acquisitions, there were no related party relationships between Eagle and AGI, Activant, or Legacy Epicor.

Activant was determined to be the Predecessor for financial reporting purposes due to its relative size to Legacy Epicor. Further, all Named Executive Officers as well as a majority of the other executive officers of the Company were employees of Activant.

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation.

Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax Partners, L.P. and Apax Partners, LLC (together, “Apax”) and certain of our employees indirectly own all of the shares of Epicor Software Corporation.

Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. We specialize in and target two application software segments: ERP and Retail, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding reporting segments. The Predecessor also had two reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment.

Basis of Presentation

The accompanying financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as the Predecessor’s accounts and the accounts of its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2011, the audited consolidated balance sheet as of September 30, 2011, and the unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2011, represent the financial position, results of operations and cash flows of the Company and our wholly-owned subsidiaries as of and for those periods. The accompanying unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2010 represent the results of operations and cash flows of the Predecessor and its wholly-owned subsidiaries as of and for that period. In the opinion of our management and in the opinion of the Predecessor’s management, as applicable, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at December 31, 2011 and September 30, 2011, the results of our operations and cash flows for the three months ended December 31, 2011 and the Predecessor’s results of operations and cash flows for the three months ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the period from Inception to September 30, 2011, and the Predecessor’s audited consolidated financial statements and notes thereto for the year ended September 30, 2010 and the period from October 1, 2010 to May 15, 2011, included our Amended Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on February 10, 2012 (the “Form S-4/A”).

Our and the Predecessor’s accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

Certain reclassifications have been made to the prior period Predecessor presentation to conform to the current period presentation.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2011, actual results could differ from those estimates and operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be achieved for the fiscal year ended September 30, 2012.

Share-Based Payments

In November 2011, the board of directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares or units we ultimately expect will vest. We recognize share-based payments expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We record deferred tax assets for share-based payments plan awards that result in deductions on our income tax returns based on the amount of share-based payment expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Components of Cost of Systems Revenues

The components of the Company’s and the Predecessor’s cost of systems revenues were as follows:

		Predecessor
(In thousands)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Components of cost of systems revenues:
License	$5,139	$1,537
Professional services	35,448	7,082
Hardware	10,917	6,543
Other	781	762

Total	$52,285	$15,924

Recently Issued Accounting Pronouncements

Fair Value Measurements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 6 below). ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and will be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

NOTE 2 — ACQUISITION AND RELATED TRANSACTIONS

As described in Note 1, on May 16, 2011 funds advised by Apax made an equity investment in Eagle Topco, Ltd., a limited partnership. Eagle Topco, Ltd used the invested amounts to make an equity investment in Eagle Parent, Inc, which subsequently changed its name to Epicor Software Corporation. Eagle Parent used the invested amounts, together with certain debt proceeds, to acquire AGI, Activant and Legacy Epicor. The acquisitions, as defined in “Formation of Epicor Software Corporation” included in Footnote 1, have been accounted for using the acquisition method of accounting based on Accounting Standards Codification ASC 805 which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

Acquisition — Activant

In conjunction with the acquisition of Activant, we paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash plus $84.1 million cash on hand (net of $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.

Acquisition — Legacy Epicor

Additionally, we paid $12.50 per share, for a total of approximately 64.2 million shares, to the holders of Legacy Epicor common stock and vested stock options, which represented net aggregate merger consideration of $802.3 million (including approximately $0.1 million for additional shares purchased at par value to meet the tender offer requirements).

Fair Value of Assets Acquired and Liabilities Assumed

The acquisitions and related transactions were funded by a combination of an equity investment by funds advised by Apax of approximately $647.0 million, $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn under the senior secured revolving credit facility and acquired cash. We incurred an aggregate of approximately $39.7 million of issuance costs related to our senior secured term loan facility and revolving credit facility and the senior notes that has been deferred and will be amortized over the life of the relevant debt to which it pertains. The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to synergies expected to be realized from combining the two companies. While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of operations. As of December 31, 2011, the measurement period for the acquisitions is finalized with the exception of the valuation of certain acquired investments and our estimated income tax assets acquired and income tax liabilities assumed as we continue to assess the tax impact of the acquisitions in the various jurisdictions to which we report. We have determined that goodwill arising from these acquisitions will not be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	Activant	Legacy Epicor	Combined
Total purchase price	$972,508	$802,300	$1,774,808

Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$153,863	$223,454	$377,317
Property and equipment, net	12,835	39,788	52,623
Other non-current assets	4,853	21,171	26,024

Total tangible assets acquired	171,551	284,413	455,964
Identified intangible assets acquired	442,480	502,070	944,550
Current liabilities assumed	(61,954)	(160,537)	(222,491)
Long-term liabilities assumed	(176,085)	(413,461)	(589,546)

Total assets acquired in excess of liabilities assumed	375,992	212,485	588,477
Goodwill	596,516	589,815	1,186,331

Total purchase price	$972,508	$802,300	$1,774,808

The fair value of intangible assets acquired of approximately $944.6 million was determined in accordance with the authoritative guidance for business combinations using valuation techniques consistent with the income approach to measure fair value. The cash flows used for technology related assets represented relief from royalties to pay for use of the technology, or the residual profits to be generated by the technology. The cash flows from customer relationship assets represent the expected profits to be generated from the customer contracts, incorporating estimated customer retention rates. The discounted cash flow projections utilized discount rates from 8-12% based on stage of completion for each asset. The estimated useful lives were estimated based on the future economic benefit expected to be received from the assets. The components of identifiable intangible assets acquired were as follows:

		Fair Value
	Useful Life (in Years)	Activant	Legacy Epicor	Combined
Existing technology	4 – 8	$96,500	$105,400	$201,900
In-process technology	7 – 9	3,100	27,000	30,100
Patents and core technology	5 – 7	38,000	79,300	117,300
Composite assets	3 – 7	7,100	11,800	18,900
Customer contracts and relationships	5 – 7	15,900	18,400	34,300
Maintenance agreements and relationships	10	159,900	195,100	355,000
Order backlog	1 – 2	3,700	700	4,400
Content and connectivity	4 – 9	101,200	—	101,200
Trademarks and tradenames	7	16,200	63,800	80,000
Favorable leases	1 – 7	880	570	1,450

Total identifiable intangible assets acquired		$442,480	$502,070	$944,550

NOTE 3 — GOODWILL

We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. The recorded value of such asset may become impaired in the future, and such value is considered to be a Level 3 fair value measurement. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. As the purchase price allocation has not been finalized, we did not allocate goodwill to reporting units as of December 31, 2011. We did not note any indicators that goodwill was impaired as of December 31, 2011. If such conditions exist in the future, we may be required to record impairments and such impairments, if any, may be material.

NOTE 4 — DEBT

Total debt consisted of the following (in thousands):

	December 31, 2011	September 30, 2011
Senior secured credit facility due 2018, net of unamortized discount of approximately $8.4 million and $8.6 million, respectively	$857,293	$859,244
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15

Total debt	1,322,308	1,324,259
Current portion	8,700	8,700

Total long-term debt, net of discount	$1,313,608	$1,315,559

Senior Secured Credit Agreement

On May 16, 2011, in connection with the consummation of the acquisitions, we entered into a senior secured credit agreement (the “2011 credit agreement”). The 2011 credit agreement provides for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility that permits revolving loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain first lien senior secured leverage ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million.

The borrowings under the 2011 credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the federal funds rate plus 1/2 of 1% per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility is 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain first lien senior secured leverage ratios.

In addition to paying interest on outstanding principal under the 2011 credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of any unutilized commitments thereunder. The initial commitment fee rate is 0.75% per annum. The commitment fee rate may be reduced subject to our attaining certain first lien senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ending September 30, 2012, the 2011 credit agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 credit agreement) during a complete fiscal year subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the 2011 credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

As of December 31, 2011, we had $865.7 million (before $8.4 million unamortized original issue discount as of December 31, 2011) of term loans outstanding, no borrowings outstanding under the revolving credit facility, and unused borrowing capacity of $75.0 million under the revolving credit facility. At December 31, 2011 the interest rate applicable to the terms loans was 5.0% per annum.

Senior Notes Due 2019

On May 16, 2011, we issued $465.0 million aggregate principal amount of 8 5/8% senior notes due 2019 (“senior notes”). Each of our material wholly-owned domestic subsidiaries, as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally, guarantee, on an unsecured senior basis, the performance and full and punctual payment when due, whether at maturity, by acceleration, or otherwise, of all of our obligations under the senior notes. The senior notes are our unsecured senior obligations and are effectively subordinated to all of our secured indebtedness (including the 2011 credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.

Covenant Compliance

The terms of the 2011 credit agreement and the senior notes restrict certain activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The 2011 credit agreement also contains certain customary affirmative covenants and events of default.

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated EBITDA for the preceding 12-month period. At December 31, 2011, the applicable ratio is 5.60:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.

At December 31, 2011 we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

Convertible Senior Notes

At acquisition, Legacy Epicor had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. The convertible senior notes were unsecured and paid interest semiannually at a rate of 2.375% per annum until May 15, 2027. The convertible senior notes were convertible into cash or, at Legacy Epicor’s option, cash and shares of Legacy Epicor’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of the convertible senior notes, which was equivalent to an initial conversion price of approximately $18.10 per share. As a result of the acquisition, a fundamental change (as defined in the Indenture applicable to the convertible senior notes) occurred on May 16, 2011, and accordingly each holder of the convertible senior notes had the right to have the notes repurchased within 30 business days following the effective date of the acquisition at par plus interest accrued but unpaid to but excluding the repurchase date.

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of December 31, 2011, $15,000 in principal amount of notes remained outstanding.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. Should the floating interest rate exceed the cap, then the counterparty will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 credit agreement. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and is settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013.

As of December 31, 2010, the Predecessor had an outstanding interest rate swap with a notional amount of $140.0 million. The predecessor accounted for the interest rate swap as a cash flow hedge in accordance with relevant authoritative accounting principles. As of and for the three months ended December 31, 2010, there was no cumulative ineffectiveness related to the interest rate swap. On May 16, 2011, in conjunction with the acquisition, the outstanding interest rate swap was settled in full.

We do not hold or issue interest rate cap or swap agreements for trading purposes. In the event that a counter-party fails to meet the terms of the interest rate cap or swap agreement, our exposure is limited to the interest rate differential. We manage the credit risk of the counterparties by dealing only with institutions that we consider financially sound. We consider the risk of non-performance to be remote.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying consolidated statements of operations and comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of intercompany balances recorded from the remeasurement of our non-functional currency balance sheet exposures. For the three months ended December 31, 2011, we recorded net foreign currency losses of approximately $1.1 million, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. We record foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

Our foreign currency forward contracts are generally short-term in nature, typically maturing within 90 days or less. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from translation of intercompany balances and recorded from the revaluation of our non-functional currency balance sheet exposures. We expect these contracts to mitigate some foreign currency transaction gains or losses in future periods. The net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

The following tables summarize the fair value of derivatives in asset and liability positions at December 31, 2011 and September 30, 2011, respectively (in thousands):

	Asset Derivatives
	December 31, 2011		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$91

	Liability Derivatives
	December 31, 2011		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap and cap	Other liabilities	$(3,851)	Other liabilities	$(2,950)
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(91)	Accrued expenses and other current liabilities	$(227)

Total derivatives		$(3,942)		$(3,177)

The following tables summarize the effect of our interest rate swap and cap on our condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 2011 and the three months ended December 31, 2010 (Predecessor):

Interest Rate Cap and Swap Designated as Cash Flow Hedge

		Predecessor
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Gain (loss) recognized in other comprehensive income on derivative (effective portion)	$(851)	$1,701
Gain or (loss) reclassified from accumulated other comprehensive income into income (effective portion)	—	(1,821)
Gain or (loss) recognized in income on derivative (ineffective portion)	3	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.

The following tables summarize the effect of our foreign currency forward contracts on our condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 2011 and the three months ended December 31, 2010 (Predecessor):

Foreign Currency Forward Contracts Not Designated as Hedges:

		Predecessor
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Foreign exchange gain (loss)	$(494)	$—

NOTE 6 — FAIR VALUE

We measure fair value based on authoritative accounting guidance, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements.

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

•	Level 1 — uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

•

Level 2 — uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

The deferred compensation plan assets, which consist of corporate-owned life insurance policies that are valued at their net cash surrender value, and deferred compensation liabilities, which are valued using the reported values of various publicly traded mutual funds, are classified as Level 2 because they are determined based on inputs that are readily available in public markets or can be derived from information available in public markets.

The fair value of the foreign currency contracts and interest rate swaps and caps are determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, we have categorized them as Level 2.

We record adjustments to appropriately reflect our nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements. As of December 31, 2011, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of deferred compensation plan assets and liabilities, interest rate swap liabilities and foreign currency forward contracts were determined using the following inputs as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Deferred compensation plan assets (1)	$—	$4,405	$—	$4,405
Liabilities:	—	—	—	—
Interest rate swap (2)		(3,851)		(3,851)
Foreign currency forward contracts (2)	—	(91)	—	(91)
Deferred compensation plan liabilities (1)		(3,913)		(3,913)

Total	$—	$(3,450)	$—	$(3,450)

(1)	Included in other assets in our condensed consolidated balance sheet.
(2)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of December 31, 2011 had a carrying amount of $1,322.3 million which approximated fair value. The carrying amount is based on interest rates available upon the date of the issuance of debt and is reported in the condensed consolidated balance sheets. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, investment credits, research and development tax credits, acquisition costs, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $ 6.1 million during the three months ended December 31, 2011, resulting in an effective tax rate of 26.1%. The Predecessor recorded income tax expense of $0.5 million during the three months ended December 31, 2010, resulting in an effective tax rate of 11.7 percent.

Our income tax rates differ from the federal statutory rate due to lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, and by non-deductible expenses. The Predecessor’s income tax rate differed from the federal statutory rate primarily due to release of a valuation allowance recorded against certain state deferred tax assets as a result of merger of the Predecessor and a domestic subsidiary.

NOTE 8 — RESTRICTED PARTNERSHIP UNIT PLANS

In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit Plan for purposes of compensation of our employees and certain directors. On December 31, 2011, certain employees and directors were granted a total of 23,610,050 Series C restricted units. The employees and directors who received the restricted units contributed $0.0032 per unit, or a total of $0.1 million.

This footnote contains estimated fair values of Series C restricted units. These fair values represent estimates developed using subjective assumptions about future results of operations and enterprise values. Actual results could differ materially from these estimates. Additionally, the estimated fair values presented below reflect the impact of the time value of the units, which is not included in any current intrinsic value. As a result, the fair values below do not represent a current liquidation value.

There are three categories of restricted units which vest based on a combination of service, performance and market conditions. The three categories are described below.

Annual Units

Approximately 43% or 10,236,911 of the units (the “Annual Units”) vest in over four years based on the holder’s continued employment with the Company. Twenty five percent of the annual units vest on May 16, 2012. The remaining seventy five percent of the annual units vest in pro-rata equal installments on the last day of each of the twelve quarters following May 16, 2012. No Annual Units were vested as of December 31, 2011.

The grant date fair value of the Annual Units was determined using a Monte Carlo simulation model which projects out future potential enterprise values using the volatility of the Company’s equity, and allocates those future enterprise values to the various securities outstanding based on their relative rights and privileges. The Monte Carlo simulation model was based on assumptions including an equity volatility of 70% and an estimated life of the units based on the estimated time frame until a liquidity event. The resulting value is a discounted weighted average of the Series C Units’ share of the various projected future enterprise values. The model then assumed a 20% discount for lack of marketability, as the units are not publicly traded. The Monte Carlo simulation model assigned a value of $1.14 to each Annual Unit.

As of December 31, 2011, the Company estimated there was approximately $10 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.8 years.

Performance Units

Approximately 24% or 5,731,346 of the units (the “Performance Units”) vest in five installments from September 30, 2011 through June 30, 2016, upon attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). As of December 31, 2011, 536,453 of the Performance Units were vested. These units had a grant date fair value of $1.14 per unit.

In addition to the EBITDA condition, the Performance Units will vest in the event of a partnership sale which yields a 250% return on partnership capital.

Vesting of all Performance Units is contingent on the holder’s continued employment with the Company at the time the vesting conditions are met.

As the Performance Units vest based on achieving a performance condition or a performance/market condition, the Company calculated two grant date fair values for the Performance Units. The grant date fair value of the Performance Units for which an EBITDA target has been established was estimated to be $1.14 per unit, which was equal to the grant date fair value of the Annual Units. See Annual Units above for a description of the methodology used to estimate this grant date fair value.

The grant date fair value of Performance Units for which EBITDA targets have not been established has not been determined.

The grant date fair value of Performance Units which vest as a result of a liquidity event yielding a 250% return on partnership capital was calculated using a Monte Carlo simulation model. Using a volatility of 70% per year and an estimated time frame until a liquidity event, the model projected various potential liquidity event values. The model then calculated a weighted average liquidity event value by multiplying each potential liquidity event value by its probability of occurrence. The weighted average liquidity event value was then allocated to the Company’s debt and the various Eagle Topco securities outstanding, based on their respective rights. The model assumed a 20% discount for lack of marketability, as the units are not publicly traded. The model assigned a grant date fair value of $0.98 to Performance Units which vest in the event of a liquidity event yielding a 250% return on partnership capital.

If a liquidity event occurs, the Company will recognize compensation expense for any performance units which did not vest based on EBITDA targets, providing the holder of the units remains employed by the Company as of the date of the liquidity event, regardless of whether or not the return on capital provision is met.

As of December 31, 2011, 5,194,892 Performance Units were unvested. The Company recognizes compensation expense during periods when performance conditions have been established and the Company believes it is probable that it will meet those performance conditions. During the period from January 1, 2012 through September 30, 2012, the Company expects to recognize $1.6 million of compensation expense for Performance Units which vest based on EBITDA targets.

Exit Units

Approximately 33 percent or 7,641,793 of the units (the “Exit Units”) vest based upon attaining thresholds for return on partnership capital. Twenty five percent of the Exit Units will vest upon attaining a 250% return on partnership capital. Fifty percent of the Exit Units will vest upon attaining a 300% return on partnership capital. Seventy five percent of the Exit Units will vest upon attaining a 340% return on partnership capital. All of the Exit Units will vest upon attaining a 380% return on partnership capital. All vesting is also contingent upon the holder’s continued employment with the company at the time the target return on partnership capital is attained.

The grant date fair value of the Exit Units was calculated using a Monte Carlo simulation model. The terms of the units specify that between 25% and 100% of the Exit Units will vest upon achievement of 250% to 380% returns on partnership capital. The Monte Carlo simulation model assumed that the target levels of return on partnership capital would be attained upon a liquidity event. Using a partnership unit volatility of 70% per year and an estimate time frame until a liquidity event, the model projected various potential liquidity event values. The model then calculated a weighted average liquidity event value by multiplying each potential liquidity event value by its probability of occurrence. The weighted average liquidity event value was then allocated to the Company’s debt and the various Eagle Topco securities outstanding, based on their respective rights. The model assumed a 20% discount for lack of marketability, as the units are not publicly traded. The model assigned a value of $0.88 per unit to each Exit Unit.

As of December 31, 2011, all 7,641,793 Exit Units were unvested, with total unrecognized compensation cost of $5.2 million.

If a liquidity event occurs, the Company will recognize compensation expense of $0.88 for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

We recognized $0.6 million of compensation expense related to the restricted units during the three months ended December 31, 2011. We recognized approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million of compensation expense related to the restricted units within cost of revenues, sales and marketing expense, product development expense and general and administrative expenses, respectively.

During the three months ended December 31, 2010, the Predecessor recorded $0.9 million of compensation expense in connection with stock options outstanding under its 2006 Stock Incentive Plan. In connection with the acquisitions, all Predecessor options were accelerated and cancelled in exchange for a cash payment. Accordingly, no Predecessor options remained outstanding during the three months ended December 31, 2011.

NOTE 9 — RESTRUCTURING COSTS

During fiscal 2011, following the acquisitions, our management approved a restructuring plan as we began to integrate both acquired companies. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the three months ended December 31, 2011, we recorded additional restructuring charges for facility consolidations where we ceased using the related property and employee severance for employees terminated during the period. We do not expect to incur significant additional charges in future periods for currently active plans.

Our restructuring liability at December 31, 2011, was approximately $12.1 million and the changes in our restructuring liabilities for the three months then ended were as follows:

(in thousands)	Balance at September 30, 2011	New Charges	Payments	Adjustments	Balance at December 31, 2011

Facility consolidations	$7,898	$1,488	$(136)	$(349)	$8,901
Employee severance, benefits and related costs	3,767	2,152	(2,696)	(14)	3,209

Total	$11,665	$3,640	$(2,832)	$(363)	$12,110

During the three months ended December 31, 2010, the Predecessor did not have significant restructuring related charges. As of December 31, 2010, the Predecessor’s restructuring liabilities totaled $0.9 million, and related to severance and several facility closures from prior restructuring activities. All restructuring charges were recorded in “Restructuring costs” in the consolidated statements of operations and comprehensive income (loss).

NOTE 10 — RELATED PARTY TRANSACTIONS

In conjunction with the acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2.0 million to be paid in quarterly installments. During the three months ended December 31, 2011, we recorded an expense of approximately $0.5 million in our general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss).

During the three months ended December 31, 2011, we received a $2.1 million loan from an affiliate, Eagle Topco.

NOTE 11 — SEGMENT REPORTING

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target specific industry sectors: ERP and Retail, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. The Predecessor also had two primary reporting segments Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.

Because these segments reflect the manner in which our management reviews our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Future events, including changes in our senior management, may affect the manner in which we present segments in the future.

A description of the businesses served by each of our reportable segments follows:

•

ERP segment — The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete and mixed-mode manufacturers with lean and “to-order” manufacturing and distributed operations catering to several verticals including industrial machinery, instrumentation and controls, medical devices, printing and packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industry, that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) professional services solutions designed to provide the project accounting, time and expense management, and financial solutions to support staffing projects effectively, managing engagement delivery, streamlining financial operations and analyzing business performance for serviced-based companies in the consulting, banking, financial services, and software sectors.

•

Retail segment — The Retail segment supports both large, distributed POS environments that require a comprehensive multichannel retail solution with store operations, cross-channel order management, CRM, loyalty management, merchandising, business intelligence, audit and operations management capabilities, as well as small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our retail segment caters to hard good and soft good verticals including general merchandise, specialty retailers, apparel and footwear, sporting goods, department stores, independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture, pharmacies, beauty supply and cosmetics, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks in North America, the United Kingdom, and Ireland, including several retail chains in North America.

Segment Revenue and Contribution Margin

The results of the reportable segments are derived from our management reporting system. The results are based on our method of internal reporting and are not necessarily in conformity with GAAP. Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and legal settlement fees. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.

Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs such as human resources, finance and accounting, stock-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income.

There are significant judgments that our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margin. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our management.

The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

Reportable segment revenue by category for the three months ended December 31, 2011 and the three months ended December 31, 2010 (Predecessor) is as follows (in thousands):

		Predecessor
(In thousands, except percentages)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
ERP revenues
Systems
License	$28,322	$6,193
Professional services	31,815	5,188
Hardware	3,736	2,662
Other	148	2

Total systems	64,021	14,045
Services	60,999	25,188

Total ERP revenues	$125,020	$39,233

Retail revenues
Systems
License	$11,914	$4,197
Professional services	11,336	3,782
Hardware	9,131	5,595
Other	1,169	1,235

Total systems	33,550	14,809
Services	50,837	35,798

Total Retail revenues	$84,387	$50,607

Total revenues
Systems
License	$40,236	$10,390
Professional services	43,151	8,970
Hardware	12,867	8,257
Other	1,317	1,237

Total systems	97,571	28,854
Services	111,836	60,986

Total revenues	$209,407	$89,840

Reportable segment contribution margin for the three months ended December 31, 2011 is as follows (in thousands):

Three Months Ended December 31, 2011
	ERP	Retail	Total
Contribution margin	$31,453	$27,031	$58,484

The Predecessor’s reportable segment contribution margin for the three months ended December 31, 2010 is as follows (in thousands):

Three Months Ended December 31, 2010 (Predecessor)
	ERP	Retail	Total
Contribution margin	$15,842	$15,684	$31,526

The reconciliation of total segment contribution margin to our income (loss) before income taxes is as follows (in thousands):

		Predecessor
(in thousands)	Three months ended December 31, 2011	Three months ended December 31, 2010
Segment contribution margin	$58,484	$31,526
Corporate and unallocated costs	(18,000)	(6,260)
Stock-based compensation expense	(646)	(941)
Depreciation and amortization	(33,745)	(10,132)
Acquisition-related	(2,230)	(2,020)
Restructuring costs	(3,640)	(23)
Interest expense	(22,459)	(8,284)
Other income (expense), net	(1,325)	111

Income (loss) before income taxes	$(23,561)	$3,977

NOTE 12 — COMMITMENTS AND CONTINGENCIES

We are currently involved in various claims and legal proceedings which are discussed below. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. If the potential loss is considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

State Court Shareholder Litigation

In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California are entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions pending in Delaware are entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al.,(filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court (see below).

The state court suits alleged that the Legacy Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Legacy Epicor to funds advised by Apax through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Legacy Epicor filed on April 11, 2011 with the SEC. The complaints also alleged that Legacy Epicor, Apax Partners, L.P. and Element Merger Sub, Inc. aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs sought certification as a class and relief that included, among other things, an order enjoining the tender offer and merger, rescission of the merger, and payment of plaintiff’s attorneys’ fees and costs. On April 25, 2011, plaintiff Hull filed a motion in Delaware Chancery Court for a preliminary injunction seeking to enjoin the parties from taking any action to consummate the transaction. On April 28, 2011, plaintiff Hull withdrew this motion. On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011 and we filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The matter is expected to proceed to discovery in early 2012. We cannot currently estimate a reasonably possible range of loss for this action.

NOTE 13 — GUARANTOR CONSOLIDATION

The 2011 credit agreement and the senior notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three month periods ended December 31, 2011 and December 31, 2010 (Predecessor). The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Epicor Software Corporation

Condensed Consolidating Balance Sheet

(Unaudited)

	December 31, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$526	$17,043	$34,887	$—	$52,456
Trade accounts receivable, net	—	73,233	58,318	—	131,551
Inventories, net	—	4,710	216	—	4,926
Deferred tax assets	—	14,715	15,027	—	29,742
Income taxes receivable	14,794	(6,789)	1,620	—	9,625
Prepaid expenses and other current assets	56	7,618	23,526	—	31,200

Total current assets	15,376	110,530	133,594	—	259,500
Property and equipment, net	—	29,395	28,488	—	57,883
Intangible assets, net	—	766,583	108,472	—	875,055
Goodwill	—	926,891	259,440	—	1,186,331
Deferred financing costs	36,874	—	—	—	36,874
Other assets	1,843,644	(219,896)	(373,282)	(1,210,850)	39,616

Total assets	$1,895,894	$1,613,503	$156,712	$(1,210,850)	$2,455,259

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$—	$17,500	$5,546	$—	$23,046
Payroll related accruals	—	20,196	10,655	—	30,851
Deferred revenue	—	71,530	53,735	—	125,265
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	6,684	—	—	—	6,684
Accrued expenses and other current liabilities	694	25,727	28,330	—	54,751

Total current liabilities	16,078	134,953	98,266	—	249,297
Long-term debt, net of original issue discount	1,313,593	15	—	—	1,313,608
Deferred income tax liabilities	(9,061)	233,837	51,691	—	276,467
Loan from affiliate	2,120	—	—		2,120
Other liabilities	4,041	27,435	13,168	—	44,644

Total liabilities	1,326,771	396,240	163,125	—	1,886,136
Total stockholder’s equity	569,123	1,217,263	(6,413)	(1,210,850)	569,123

Total liabilities and stockholder’s equity	$1,895,894	$1,613,503	$156,712	$(1,210,850)	$2,455,259

Epicor Software Corporation

Condensed Consolidating Balance Sheet

(Unaudited)

	September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$31	$14,657	$30,108	$—	$44,796
Trade accounts receivable, net	—	74,099	49,891	—	123,990
Inventories, net	—	3,926	514	—	4,440
Deferred tax assets	—	14,714	15,014	—	29,728
Income taxes receivable	14,794	(6,717)	1,541	—	9,618
Prepaid expenses and other current assets	94	9,154	23,251	—	32,499

Total current assets	14,919	109,833	120,319	—	245,071
Property and equipment, net	—	25,416	29,738	—	55,154
Intangible assets, net	—	790,394	112,582	—	902,976
Goodwill	—	926,891	259,440	—	1,186,331
Deferred financing costs	37,649	—	—	—	37,649
Other assets	1,873,292	(232,167)	(377,139)	(1,222,836)	41,150

Total assets	$1,925,860	$1,620,367	$144,940	$(1,222,836)	$2,468,331

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$—	$19,600	$5,614	$—	$25,214
Payroll related accruals	—	15,921	8,876	—	24,797
Deferred revenue	—	74,208	41,701	—	115,909
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	15,042	—	—	—	15,042
Accrued expenses and other current liabilities	1,323	20,989	24,430	—	46,742

Total current liabilities	25,065	130,718	80,621	—	236,404
Long-term debt, net of original issue discount	1,315,544	15	—	—	1,315,559
Deferred income tax liabilities	(5,321)	240,249	51,570	—	286,498
Other liabilities	2,856	27,094	12,204	—	42,154

Total liabilities	1,338,144	398,076	144,395	—	1,880,615
Total stockholder’s equity	587,716	1,222,291	545	(1,222,836)	587,716

Total liabilities and stockholder’s equity	$1,925,860	$1,620,367	$144,940	$(1,222,836)	$2,468,331

Epicor Software Corporation

Condensed Consolidating Statement of Operations

(Unaudited)

Three months ended December 31, 2011
	Guarantor
In thousands	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$61,520	$36,096	$(45)	$97,571
Services	—	84,547	27,289	—	111,836

Total revenues	—	146,067	63,385	(45)	209,407

Operating expenses:
Cost of systems revenues	—	48,697	3,633	(45)	52,285
Cost of services revenues	—	25,793	10,234	—	36,027
Sales and marketing	—	25,339	14,002	—	39,341
Product development	—	12,925	7,720	—	20,645
General and administrative	(107)	19,848	1,530	—	21,271
Depreciation and amortization	—	16,954	16,791	—	33,745
Acquisition-related costs	414	1,784	32	—	2,230
Restructuring costs	—	1,836	1,804	—	3,640

Total operating expenses	307	153,176	55,746	(45)	209,184

Operating income (loss)	(307)	(7,109)	7,639	—	223
Interest expense	(22,235)	(111)	(113)	—	(22,459)
Equity in earnings (loss) of subsidiaries	(11,303)	2,046	—	9,257	—
Other income (expense), net	12,681	(12,354)	(1,652)	—	(1,325)

Income (loss) before income taxes	(21,164)	(17,528)	5,874	9,257	(23,561)
Income tax expense (benefit)	(3,741)	(6,225)	3,828	—	(6,138)

Net income (loss)	$(17,423)	$(11,303)	$2,046	$9,257	$(17,423)

Epicor Software Corporation

Condensed Consolidating Statement of Operations

(Unaudited)

Three months ended December 31, 2010 (Predecessor)
	Guarantor
In thousands	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$—	$27,996	$858	$—	$28,854
Services	—	58,238	2,748	—	60,986

Total revenues	—	86,234	3,606	—	89,840

Operating expenses:
Cost of systems revenues	—	15,522	402	—	15,924
Cost of services revenues	—	18,329	1,438	—	19,767
Sales and marketing	—	12,970	476	—	13,446
Product development	—	7,783	409	—	8,192
General and administrative	—	8,110	76	—	8,186
Depreciation and amortization	—	10,042	90	—	10,132
Acquisition-related costs	—	2,020	—	—	2,020
Restructuring costs	—	23	—	—	23

Total operating expenses	—	74,799	2,891	—	77,690

Operating income	—	11,435	715	—	12,150
Interest expense	—	(8,320)	36	—	(8,284)
Equity in earnings (loss) of subsidiaries	—	(1,026)	—	1,026	—
Other income (expense), net	—	1,440	(1,329)	—	111

Income (loss) before income taxes	—	3,529	(578)	1,026	3,977
Income tax expense	—	18	448	—	466

Net income (loss)	$—	$3,511	$(1,026)	$1,026	$3,511

Epicor Software Corporation

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$550	$10,056	$5,539	$—	$16,145

Investing activities:
Purchases of property and equipment	—	(4,989)	(523)	—	(5,512)
Capitalized computer software and database costs	—	(2,681)	—	—	(2,681)

Net cash used in investing activities	—	(7,670)	(523)	—	(8,193)

Financing activities:
Proceeds of loan from affiliate	2,120	—	—	—	2,120
Payments on long-term debt	(2,175)	—	—	—	(2,175)

Net cash used in financing activities	(55)	—	—	—	(55)

Effect of exchange rate changes on cash	—	—	(237)	—	(237)

Change in cash and cash equivalents	495	2,386	4,779	—	7,660
Cash and cash equivalents, beginning of period	31	14,657	30,108	—	44,796

Cash and cash equivalents, end of period	$526	$17,043	$34,887	$—	$52,456

Epicor Software Corporation

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2010 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$1,715	$2,557	$—	$4,272

Investing activities:
Purchases of property and equipment	—	(1,494)	(15)	—	(1,509)
Capitalized computer software and database costs	—	(2,664)	—	—	(2,664)

Net cash used in investing activities	—	(4,158)	(15)	—	(4,173)

Financing activities:
Deferred financing fees	—	(2,594)	—	—	(2,594)
Payments on long-term debt	—	(2,566)	—	—	(2,566)

Net cash used in financing activities	—	(5,160)	—	—	(5,160)

Change in cash and cash equivalents	—	(7,603)	2,542	—	(5,061)
Cash and cash equivalents, beginning of period	—	68,459	5,831	—	74,290

Cash and cash equivalents, end of period	$—	$60,856	$8,373	$—	$69,229

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in Part II, Section 1A and our Registration Statement on S-4 filed with the Securities and Exchange Commission. Unless the context requires otherwise, references in this prospectus to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the acquisitions. Unless the context requires otherwise, references in this prospectus to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.

Overview

We are a leading global provider of enterprise applications software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. Our fully integrated systems, which primarily include license, hardware, professional and support services, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.

Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to a requirement for increased supply chain visibility and transparency by offering multichannel e-commerce and collaborative portal capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services have become deeply embedded in our customers’ businesses and are a critical component to their success.

In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate detailed business transactions to provide our customers with advanced multi-dimensional analysis, modeling and reporting of their enterprise-wide data.

We have developed strategic relationships with well-known companies across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, maintenance and/or services offerings on a regular, ongoing basis in over 33,000 sites and locations. Additionally, our automotive parts catalog is used at approximately 27,000 locations, many of which are also our systems customers.

We have a global footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 3,800 employees worldwide as of December 31, 2011. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographic markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators which provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.

We specialize in and target two application software segments: ERP and Retail, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. The Predecessor also had two reporting segments Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.

Because these segments reflect the manner in which our management views our business, they necessarily involve judgments that our management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect technologies and applications that are newly created, change over time, or evolve based on business conditions, each of which may result in reassessing specific segments and the elements included within each of those segments. Future events, including changes in our senior management, may affect the manner in which we present segments in the future.

For purposes of this discussion, we discuss our results for the three months ended December 31, 2011 as compared to the Predecessor’s three months ended December 31, 2010. When we refer to the acquisition we are referring to the impact of adding legacy Epicor financial results for the three months ended December 31, 2011.

The Transactions

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law. Eagle had no activity from Inception to May 16, 2011, except with respect to its formation, the acquisitions, and the related financing.

On May 16, 2011, pursuant to an Agreement and Plan of Merger, dated as of April 4, 2011 between Eagle, Activant Group Inc. (“AGI”), the parent company of Activant, Sun5 Merger Sub, Inc, a wholly-owned subsidiary of the Company (“A Sub”), and certain other parties, A Sub was merged with and into AGI with AGI surviving as a wholly-owned subsidiary of the Company. We paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash, plus $84.1 million cash on hand (net of $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.

Also on May 16, 2011, pursuant to Agreement and Plan of Merger, dated as of April 4, 2011 between us, Legacy Epicor and Element Merger Sub, Inc. (“E Sub”), E Sub acquired greater than 90% of the outstanding capital stock of Legacy Epicor pursuant to a tender offer and was subsequently merged with and into Legacy Epicor, with Legacy Epicor surviving as a wholly-owned subsidiary of the Company. We paid $12.50 per share, for a total of approximately 64.2 million shares, to the holders of Legacy Epicor common stock and vested stock options, which represented net aggregate merger consideration of $802.3 million (including approximately $0.1 million for additional shares purchased at par value to meet the tender offer requirements).

These acquisitions and the related transactions are referred to collectively as the “acquisition” or “acquisitions.”

The acquisitions were funded by a combination of an equity investment by funds advised by Apax Partners, L.P. and Apax Partners, LLP together referred to as (“Apax”), in us of approximately $647.0 million, an $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn on senior secured revolving credit facility, and acquired cash.

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation.

Updates to Critical Accounting Policies for Share Based Payments

We account for share-based payments to employees, including grants of restricted units in Eagle Topco, L.P., our indirect parent, in accordance with ASC 718, Compensation — Stock Compensation, which require that share-based payments (to the extent they are compensatory) be recognized in our condensed consolidated statements of operations based on their fair values. In addition, we have applied certain of the provisions of the SEC’s guidance contained in ASC 718 in our accounting for share based compensation awards.

As required by ASC 718, we recognize stock-based compensation expense for share-based payment awards that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate. In addition, for restricted units with performance conditions we recognize stock compensation expense in the period when it becomes probable that the performance condition will be achieved and reverse cumulative stock compensation expense in the event that such performance conditions are no longer deemed probable of being achieved. We recognize expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We are also required to determine the fair value of share based payment awards at the grant date. For restricted units in Eagle Topco, which are subject to service conditions and/or performance conditions, we estimate the fair values of such units based on their intrinsic value. Some of our restricted units in Eagle Topco included a market condition for which we used a Monte Carlo pricing model to establish grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, stock- based compensation expense and our results of operations could be impacted.

For a full list of critical accounting policies, please refer to “Management’s Discussion and Analysis” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission.

Components of Operations

The key components of our results of operations are as follows:

Revenues

Our revenues are primarily derived from sales of our systems and services to customers that operate in two segments — ERP and Retail.

•

ERP segment — The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete and mixed-mode manufacturers with lean and “to-order” manufacturing and distributed operations catering to several verticals including industrial machinery, instrumentation and controls, medical devices, printing and packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industry, that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) professional services solutions designed to provide the project accounting, time and expense management, and financial solutions to support staffing projects effectively, managing engagement delivery, streamlining financial operations and analyzing business performance for serviced-based companies in the consulting, banking, financial services, and software sectors.

•

Retail segment — The Retail segment supports both large, distributed POS environments that require a comprehensive multichannel retail solution with store operations, cross-channel order management, CRM, loyalty management, merchandising, business intelligence, audit and operations management capabilities, as well as small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our retail segment caters to hard good and soft good verticals including general merchandise, specialty retailers, apparel and footwear, sporting goods, department stores, independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture, pharmacies, beauty supply and cosmetics, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks in North America, the United Kingdom, and Ireland, including several retail chains in North America.

Our revenues are generated from the following business management solutions and services:

Systems revenues are comprised primarily of:

•

License revenues represent revenues from the sale or license of software to customers. The growth in new license revenues that we report is affected by the strength of general economic conditions and our competitive position in the marketplace.

•

Professional Services revenues consists primarily of revenues generated from implementation contracts to install and configure our software products. Additionally, we generate revenues from training and educational services to our customers regarding the use of our software products. Our consulting revenues are dependent upon general economic conditions, the level of our license revenues, as well as ongoing purchases of services from our existing customer base.

•

Hardware revenues consists primarily of computer server and storage product offerings, as well as revenues generated from the installation of hardware products. Our hardware revenues are dependent upon general economic conditions, the level of our license revenues, as well as on going purchases from our existing customer base.

•	Other systems revenue consists primarily of sales of business products to our existing customer base.

Services revenues are comprised primarily of maintenance services, content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Of our total revenues for the three months ended December 31, 2011, approximately $111.8 million, or 53.4%, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us. The Predecessor’s services revenues consisted primarily of product support, content services and supply chain services.

Operating Expenses

Our operating expenses consist primarily of cost of systems revenues, costs of services revenues, sales and marketing, product development, general and administrative expenses, acquisition-related costs and restructuring as well as non-cash expenses, including depreciation and amortization. We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in costs of revenues and each operating expense category. All operating expenses are allocated to segments, except as otherwise noted below.

•

Cost of systems revenues — Cost of systems revenues consists primarily of direct costs of software duplication, salary related costs of professional services and installation personnel, royalty payments, our logistics organization, cost of hardware, and allocated overhead expenses.

•

Cost of services revenues — Cost of services revenues primarily consists of salary related costs, third party maintenance costs and other costs associated with our help desk, material and production costs associated with our automotive catalog and other content offerings as well as overhead expenses. Generally, our services revenues have a higher gross margin than our systems revenues.

•

Sales and marketing — Sales and marketing expense consists primarily of salaries and bonuses, commissions, stock-based compensation expense, travel, marketing promotional expenses and allocated overhead expenses. Corporate marketing expenses are not allocated to our segments. We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and authorized consultants who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these influential businesses. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams are generally organized by new business sales, which focuses on identifying and selling to new customers and teams focused on customers that are migrating from one of our legacy systems to one of our new solution offerings. We also have dedicated inside sales teams that focus on selling upgrades and new software applications to our installed base of customers.

In recognition of global opportunities for our software products, we have committed resources to a global sales and marketing effort. We have established offices worldwide to further such sales and marketing efforts. We sell our products in Europe, Central and South America, Africa, Asia Pacific and the Middle East through a mix of direct operations, VARs and certain third-party distributors. We translate and localize certain products directly or on occasion through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia Pacific.

•

Product development — Product development expense consists primarily of salaries and bonuses, stock-based compensation expense, outside services and allocated overhead expenses. Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers.

•

General and administrative — General and administrative expense primarily consists of salaries and bonuses, stock-based compensation expense, outside services, and facility and information technology allocations for the executive, finance and accounting, human resources and legal service functions. Bad debt expenses and legal settlement fees are allocated to our segments and the remaining general and administrative expenses are not allocated.

•

Depreciation and amortization — Depreciation and amortization expense consists of depreciation attributable to our fixed assets and amortization attributable to our intangible assets. Depreciation and amortization are not allocated to our segments.

•

Acquisition-related costs — Acquisition-related costs consists primarily of sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to contemplated business combinations and acquisitions. Acquisition-related costs are not allocated to our segments.

•

Restructuring costs — Restructuring costs relate to management approved restructuring actions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. Restructuring costs are not allocated to our segments.

Non-Operating Expenses

Our non-operating expenses consist of the following:

•

Interest expense — Interest expense represents interest and amortization of our original issue discount and deferred financing fees related to our outstanding debt as a result of our May 16, 2011 acquisition. Additionally, the Predecessor’s interest expense represents interest and amortization of deferred financing fees related to the Predecessor’s debt.

•

Other income (expense), net — Other income (expense), net primarily consists of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•

Income tax expense — Income tax expense is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends

Demand for our systems and support offerings are correlated with the overall macroeconomic conditions. The global economic recovery slowed during 2011. The United States economy remains volatile, marked by unstable economic growth and an uncertain outlook. In the short term, we expect exchange rate volatility and external shocks, such as the EU sovereign debt crisis, will continue to adversely impact the economy. We also expect that longer term growth will continue to be influenced by mild private consumption increases, on-going high unemployment and a weak residential housing market. The European Union (EU) recovery has stalled due to the sovereign debt crisis, fiscal austerity, high unemployment and depressed construction. We expect the EU economy will continue to face instability in the near term.

Despite the slower macroeconomic conditions, both of our segments performed well over the past year. Our ERP segment continues to experience growth in the America’s and Asia Pacific, however, in the first quarter of fiscal 2012 the soft European economy led to an unfavorable impact on our revenue in the EMEA region. The hard goods verticals within our Retail segment has been adversely impacted by ongoing high unemployment, weak residential housing market, and falling consumer confidence which is being offset by the closing of large strategic deals in the soft goods vertical. We continue to evaluate the economic situation, the business environment and our outlook for changes. We continue to focus on executing in the areas we can control by continuing to provide high value products and services while managing our expenses.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010 (Predecessor)

Total revenues

Our ERP and Retail segments accounted for approximately 60% and 40%, respectively, of our revenues during the three months ended December 31, 2011. This compares to the three months ended December 31, 2010, where the Predecessor’s ERP and Retail segments accounted for approximately 44% and 56%, respectively, of its revenues. See Note 11 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
(In thousands, except percentages)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Variance $	Variance %
ERP revenues
Systems
License	$28,322	$6,193	$22,129	357%
Professional services	31,815	5,188	26,627	513%
Hardware	3,736	2,662	1,074	40%
Other	148	2	146	7300%

Total systems	64,021	14,045	49,976	356%
Services	60,999	25,188	35,811	142%

Total ERP revenues	$125,020	$39,233	$85,787	219%

Retail revenues
Systems
License	$11,914	$4,197	$7,717	184%
Professional services	11,336	3,782	7,554	200%
Hardware	9,131	5,595	3,536	63%
Other	1,169	1,235	(66)	-5%

Total systems	33,550	14,809	18,741	127%
Services	50,837	35,798	15,039	42%

Total Retail revenues	$84,387	$50,607	$33,780	67%

Total revenues
Systems
License	$40,236	$10,390	$29,846	287%
Professional services	43,151	8,970	34,181	381%
Hardware	12,867	8,257	4,610	56%
Other	1,317	1,237	80	6%

Total systems	97,571	28,854	68,717	238%
Services	111,836	60,986	50,850	83%

Total revenues	$209,407	$89,840	$119,567	133%

•

ERP revenues — ERP revenues increased by $85.8 million, or 219%, in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Of this increase, $83.8 million was attributable to Legacy Epicor revenues while Predecessor ERP revenues increased by $2.0 million. ERP systems revenues increased by $50.0 million, driven by an increase of $47.3 million attributable to ERP systems revenue from Legacy Epicor and an increase of $2.7 million in Predecessor ERP systems revenue, primarily due to higher average selling prices to new customers as a result of large strategic deals in the current year. ERP services revenues increased by $35.8 million primarily as a result of $36.5 million from Legacy Epicor. Predecessor ERP services revenues decreased $0.7 million primarily due to a $1.5 million services deferred revenue purchase accounting adjustment and legacy platform attrition, partially offset by increased revenue from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues.

•

Retail revenues — Retail revenues increased by $33.8 million, or 67%, in the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. Of this increase, $35.6 million was attributable to Legacy Epicor revenues, partially offset by a decrease in Predecessor Retail revenues of $1.8 million, primarily as a result of lower systems revenue due to the slow hardlines vertical market. Retail systems revenues increased by $18.7 million, primarily as a result of $20.8 million in revenues from Legacy Epicor, partially offset by a decrease in Predecessor retail systems revenue of $2.1 million (net of a $0.2 million deferred revenue purchase acccounting adjustment), due to lower sales of hardware and lower professional services revenues. Retail services revenues increased by $15.0 million, primarily as a result of $14.7 million of services revenue from Legacy Epicor. Predecessor retail services revenues increased by $0.3 million as a result of price increases for support services, new customer maintenance support revenues and increased content and connectivity revenues partially offset by $0.2 million of deferred services revenue purchase accounting adjustments as well as legacy platform attrition.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by systems and services excluding the impact of the deferred revenue purchase accounting adjustment. Segment revenues exclude the impact of the deferred revenue purchase accounting adjustment do not represent GAAP revenues for our segments. We use segment revenues excluding the impact of the deferred revenue purchase accounting adjustment in order to compare the results of our segments on a comparable basis.

		Predecessor
(In thousands, except percentages)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Variance $	Variance %
Systems revenues
ERP	$64,347	$14,045	$50,302	358%
Retail	33,793	14,809	18,984	128%
Deferred revenue purchase accounting adjustment	(569)	—	(569)	-100%

Total systems revenues	97,571	28,854	68,717	238%

Services revenues
ERP	69,168	25,188	43,980	175%
Retail	51,762	35,798	15,964	45%
Deferred revenue purchase accounting adjustment	(9,094)	—	(9,094)	-100%

Total services revenues	111,836	60,986	50,850	83%

Total revenues
ERP	133,515	39,233	94,282	240%
Retail	85,555	50,607	34,948	69%
Deferred revenue purchase accounting adjustment	(9,663)	—	(9,663)	-100%

Total revenues	$209,407	$89,840	$119,567	133%

Total revenues for the three months ended December 31, 2011 increased by $119.6 million, or 133%, compared to the three months ended December 31, 2010. The increase in revenues over the comparable period a year ago is primarily a result of $119.4 million of revenue from Legacy Epicor (net of a $7.7 million deferred revenue purchase accounting adjustment), as well as a $0.6 million increase in systems revenues generated by the Predecessor (net of a $0.2 million systems deferred revenue purchase accounting adjustment) and a decrease of $0.4 million in services revenues of the Predecessor (net of a $1.8 million services deferred revenue purchase accounting adjustment), partially offset by maintenance support price increases and content and connectivity revenue growth.

Total operating expenses

The following table sets forth our cost of revenues for the periods indicated and the variance thereof:

		Predecessor
(In thousands, except percentages)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Variance $	Variance %
Cost of systems revenues	$52,285	$15,924	$36,361	228%
Cost of services revenues	36,027	19,767	16,260	82%

Total cost of revenues	$88,312	$35,691	$52,621	147%

•

Cost of systems revenues — Cost of systems revenues increased by $36.4 million. Incremental cost of systems revenues from Legacy Epicor accounted for $37.1 million of the increase, which was partially offset by lower hardware costs due to lower hardware revenues for the Predecessor.

•

Cost of services revenues — Cost of services revenues increased by $16.3 million. Incremental cost of services revenues from Legacy Epicor accounted for a $17.4 million increase, which was partially offset by lower employee related expenses and third party maintenance costs of the Predecessor.

The following table sets forth the other operating expenses for the periods indicated and the variance thereof:

		Predecessor
(in thousands, except percentages)	Three months ended December 31, 2011	Three months ended December 31, 2010	Variance $	Variance %
Sales and marketing	$39,341	$13,446	$25,895	193%
Product development	20,645	8,192	12,453	152%
General and administrative	21,271	8,186	13,085	160%
Depreciation and amortization	33,745	10,132	23,613	233%
Acquisition related	2,230	2,020	210	10%
Restructuring costs	3,640	23	3,617	15726%

Total other operating expenses	$120,872	$41,999	$78,873	188%

Total other operating expenses increased by $78.9 million, or 188%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase was driven primarily by incremental operating costs from Legacy Epicor as well as increased depreciation and amortization as a result of the acquisitions as well as one-time restructuring costs.

•

Sales and marketing — Sales and marketing expenses increased by $25.9 million, or 193%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was primarily the result of $25.5 million of incremental sales and marketing expenses from Legacy Epicor and increased travel and commissions for the Predecessor as a result of increased systems revenues.

•

Product development — Product development expenses increased by $12.5 million, or 152%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was primarily the result of $12.8 million of incremental product development expenses from Legacy Epicor partially offset by lower employee related costs for the Predecessor as a result of lower headcount.

•

General and administrative — General and administrative expenses increased by $13.1 million, or 160%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was primarily the result of $12.5 million of incremental general and administrative costs from Legacy Epicor and higher employee related expenses for the Predecessor as a result of higher relocation and recruiting costs, and higher incentive compensation.

•

Depreciation and amortization — Depreciation and amortization expense was $33.7 million for the three months ended December 31, 2011 compared to $10.1 million for the three months ended December 31, 2010, an increase of $23.6 million. The increase was primarily the result of incremental depreciation and amortization expense from Legacy Epicor as well as the impact of additional amortization on increased intangible assets due to the acquisitions.

•	Acquisition-related costs — Acquisition-related costs were $2.2 million for the three months ended December 31, 2011 as compared to $2.0 million for the three months ended December 31, 2010.

•

Restructuring costs — During the three months ended December 31, 2011, we incurred $3.6 million of restructuring costs as a result of our management approved restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities as a result of the acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended December 31, 2010, the Predecessor did not have significant restructuring related charges. See Note 9 to our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the three months ended December 31, 2011 and 2010 was $22.5 million and $8.3 million, respectively. The increase in interest expense was primarily a result of increased debt levels after the acquisitions.

Other income (expense), net

Other income (expense) for the three months ended December 31, 2011 was expense of $1.3 million as compared to income of $0.1 million recorded for the three months ended December 31, 2010. The three months ended December 31, 2011 included a foreign exchange loss of $1.1 million compared to a foreign exchange gain of $0.1 million recorded by the Predecessor during the three months ended December 31, 2010.

Income tax expense (benefit)

We recognized income tax benefit of $6.1 million, or 26.1% of pre-tax loss, for the three months ended December 31, 2011 compared to the Predecessor’s income tax expense of $0.5 million, or 11.7% of pre-tax income, in the comparable period in 2010. Our effective tax rate for the three months ended December 31, 2011 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries and non-deductible expenses. In addition, in the three months ended December 31, 2010, the Predecessor’s tax rate was substantially lower that the federal statutory rate due to release of a valuation recorded against certain state tax assets and a reduction the effective state tax rate following merger of the Predecessor and a domestic subsidiary. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.

Contribution margin

The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting using segment contribution margin as a measure of operating performance and are not necessarily in conformity with accounting principles generally accepted in the United States (“GAAP”). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and legal settlement fees. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.

Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs, such as human resources, finance and accounting, stock-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income.

There are significant judgments that our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our management.

The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.

Contribution margin for the three months ended December 31, 2011 and 2010 is as follows:

		Predecessor
(in thousands, except percentages)	Three months ended December 31, 2011	Three months ended December 31, 2010	Variance $	Variance %
ERP	$31,453	$15,842	$15,611	98.5%
Retail	27,031	15,684	11,347	72.3%

Total segment contribution margin	$58,484	$31,526	$26,958	85.5%

•

ERP contribution margin — The contribution margin for ERP increased by $15.6 million, primarily as a result of $11.8 million incremental contribution margin from Legacy Epicor as well as $3.8 million of increased Predecessor ERP contribution margin. The increase in Predecessor contribution margin was due to higher systems revenue and favorable mix of higher license revenue, lower employee related costs, lower legal related and bad debt expense, partially offset by approximately $1.5 million of deferred revenue purchase accounting adjustments and $0.6 million of increased commission expense.

•

Retail contribution margin — The contribution margin for Retail increased by $11.3 million, primarily as a result of $12.4 million of incremental contribution margin related to Legacy Epicor partially offset by a $1.1 million reduction in Predecessor Retail contribution margin. The reduction in the Predecessor contribution margin was primarily attributable to a $1.8 million decrease in revenues (including an unfavorable $0.4 million revenue purchase accounting adjustment) partially offset by lower allocated expenses.

The reconciliation of total segment contribution margin to income (loss) before income taxes is as follows:

		Predecessor
(in thousands)	Three months ended December 31, 2011	Three months ended December 31, 2010
Segment contribution margin	$58,484	$31,526
Corporate and unallocated costs	(18,000)	(6,260)
Stock-based compensation expense	(646)	(941)
Depreciation and amortization	(33,745)	(10,132)
Acquisition-related	(2,230)	(2,020)
Restructuring costs	(3,640)	(23)
Interest expense	(22,459)	(8,284)
Other income (expense), net	(1,325)	111

Income (loss) before income taxes	$(23,561)	$3,977

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our Senior Secured Credit Facilities (the “2011 credit agreement”) and senior notes. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 credit agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on reasonable terms or at all.

As a result of completing the acquisitions, we have significant leverage. As of December 31, 2011, our total indebtedness was $1,330.7 million ($1,322.3 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $75.0 million. Our liquidity requirements will be significant, primarily due to our debt service requirements. Our interest expense for the three months ended December 31, 2011 was $22.5 million.

We have contractual obligations of $104.4 million due in fiscal year 2012. These obligations are comprised primarily of debt service related to our senior secured term loans and our senior notes. In addition, we expect to incur approximately $40 million of capital expenditures during fiscal 2012. We believe that our cash and cash equivalents balance as of December 31, 2011, and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months.

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $75.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs through 2017.

2011 Credit Agreement

For more information, see Note 4 in the unaudited condensed consolidated financial statements included elsewhere in this filing. As of December 31, 2011, we had $865.7 million (before $8.4 million unamortized original issue discount as of December 31, 2011) outstanding related to our 2011 credit agreement. In addition, we have an additional availability of $75.0 million as a result of our undrawn revolving credit facility.

Calculation of Excess Cash Flow

The 2011 credit agreement requires us to make certain mandatory prepayments when we generate excess cash flow. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based on our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior notes and our 2011 credit agreement), all as defined in the 2011 credit agreement. Pursuant to the terms of the 2011 credit agreement, excess cash flow is measured on an annual basis. Our next required excess cash flow measurement will occur at the end of fiscal 2012. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

Senior Notes

For more information, see Note 4 in the unaudited condensed consolidated financial statements included elsewhere in this filing. As of December 31, 2011, we had senior notes outstanding of $465.0 million at an interest rate of 8 5/8%. The indenture that governs the senior notes offered hereby contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture will also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets.

The borrowings under the 2011 credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of December 31, 2011, we had $865.7 million outstanding under the term loans, $0 outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 5.0%.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed.

Cash Flows

Operating Activities

Cash provided by operating activities for the three months ended December 31, 2011 included a net loss of $17.4 million and $1.8 million of cash used for changes in operating assets and liabilities, offset by add-backs for non-cash expenses of $35.4 million. Cash provided by the Predecessor’s operating activities for the three months ended December 31, 2010 included net income of $3.5 million, cash used by changes in operating assets and liabilities of $10.9 million, offset by add-backs for non-cash charges of $11.6 million.

Investing Activities

Our net cash used in our investing activities was $8.2 million for the three months ended December 31, 2011. The cash used in investing activities was primarily for purchases of $5.5 million of property and equipment and $2.7 million for capitalization of database and software costs. Net cash used in investing activities for the Predecessor for the three months ended December 31, 2010 was $4.2 million, and was primarily for purchases of $1.5 million of property and equipment and $2.7 million for capitalization of database and software.

Financing Activities

Our net cash used in financing activities was $0.1 million for the three months ended December 31, 2011. The cash provided by financing activities included $2.2 million of payments on long-term debt, offset by cash provided by a $2.1 million loan received from an affiliate, Eagle Topco, Ltd. Net cash used in financing activities by the Predecessor for the three months ended December 31, 2010 was $5.2 million, which included $2.6 million for payments on long-term debt and $2.6 million for payments of deferred financing fees.

Covenant Compliance

The terms of the 2011 credit agreement and the senior notes restrict certain activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The 2011 credit agreement also contains certain customary affirmative covenants and events of default.

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2011, the applicable ratio is 5.60:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.

At December 31, 2011, we did not have an outstanding balance under the revolving credit facility, we were not subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

We use consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, a non-GAAP financial measure, to determine our compliance with certain covenants contained in the 2011 credit agreement and the senior notes. For covenant calculation purposes, “adjusted EBITDA” is defined as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities. The breach of covenants in our 2011 credit agreement that are tied to ratios based on adjusted EBITDA could result in a default under that agreement and under our indenture governing the senior notes.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

We believe that EBITDA and Adjusted EBITDA are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We believe that these non-GAAP financial measures provide investors with useful tools for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use EBITDA and Adjusted EBITDA for business planning purposes and in measuring our performance relative to that of our competitors.

We believe EBITDA and Adjusted EBITDA are measures commonly used by investors to evaluate our performance and that of our competitors. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of the terms EBITDA and Adjusted EBITDA varies from others in our industry. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•	exclude certain tax payments that may represent a reduction in cash available to us;

•	exclude amortization of intangible assets, which were acquired in acquisitions of businesses in exchange for cash;

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

Although we were not required to meet a maximum first lien senior secured leverage ratio as of December 31, 2011, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of our Adjusted EBITDA for the three months ended December 31, 2011 is presented below.

		Predecessor
(In Thousands)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Reconciliation of Net income (loss) to EBITDA
Net income (loss)	$(17,423)	$3,511
Interest expense	22,459	8,284
Income tax expense (benefit)	(6,138)	466
Depreciation and amortization	33,745	10,132

EBITDA	32,643	22,393
Acquisition-related costs	2,230	2,020
Restructuring costs	3,640	23
Deferred revenue and other purchase accounting adjustments	9,803	—
Share-based compensation expense	646	941
Sponsor payments	486	—
Other	1,731	1,708

Adjusted EBITDA	$51,179	$27,085

The maximum first lien senior secured leverage ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. As we have less than twelve months of operating results, and as we were not required to meet a maximum first lien senior secured leverage ratio as of December 31, 2011, we have not presented a calculation of the first lien senior secured leverage ratio in this filing.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At December 31, 2011, pursuant to our 2011 credit agreement, we had $865.7 million aggregate principal amount outstanding of term loans due 2018 and $465.0 million of 8 5/8% senior notes due 2019. The term loans bear interest at floating rates. At December 31, 2011, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of December 31, 2011 we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through December 31, 2011. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 3-month period beginning March 31, 2013 through December 31, 2013.

See “Derivative Instruments and Hedging Activities” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three months ended December 31, 2011, we recorded net foreign currency losses of approximately $1.1 million. A 1% change in foreign exchange rates would affect our revenues by approximately $0.4 million.

Item 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934)As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations, except as otherwise described below. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, except as otherwise described below.

State Court Shareholder Litigation

Following the announcement in April 2011 of the Merger Agreement with affiliates of Apax Partners, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California are entitled Kline v. Epicor Software Corp. et al.,(filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions pending in Delaware are entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al.,(filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court (see below). On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties.

The state court suits alleged that the Legacy Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Legacy Epicor to funds advised by Apax through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Legacy Epicor filed on April 11, 2011 with the SEC. The complaints also alleged that Legacy Epicor, Apax Partners, L.P. and Element Merger Sub, Inc. aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs sought certification as a class and relief that included, among other things, an order enjoining the tender offer and merger, rescission of the merger, and payment of plaintiff’s attorneys’ fees and costs. On April 25, 2011, plaintiff Hull filed a motion in Delaware Chancery Court for a preliminary injunction seeking to enjoin the parties from taking any action to consummate the transaction. On April 28, 2011, plaintiff Hull withdrew this motion. On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011 and we filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The matter is expected to proceed to discovery in early 2012.

Item 1A — Risk Factors

RISK FACTORS

You should carefully consider the following risks, in addition to the other information contained in this report. The risks described below could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

Indebtedness

We have substantial indebtedness, which increases our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry.

At December 31, 2011, the maturities of our outstanding debt consisted of $865.7 million (before $8.4 million unamortized original issue discount as of December 31, 2011) of Senior Secured Credit Facility due 2018 and $465.0 million of senior notes due 2019. Our debt service related to the Senior Secured Credit Facility and senior notes for the three months ended December 31, 2011 was $31.7 million, including $2.2 million of debt repayment related to the term loan, $21.1 million of interest expense (net of $1 million amortization of deferred financing costs and amortization of OID), and payment of $8.4 million of accrued interest.

This amount of indebtedness may limit our flexibility as a result of our debt service requirements, may limit our access to additional capital and to make capital expenditures and other investments in our business, may increase our vulnerability to general adverse economic and industry conditions, may limit our ability to pursue strategic alternatives, including merger or acquisition transactions, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry to comply with financial and other restrictive covenants in our indebtedness or pay dividends.

Additionally, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes.

If we are required to restructure or refinance our debt or we believe that it is in our best interest to restructure or refinance our debt, our ability to do so will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, or such refinancing may not be available on terms acceptable to us or at all. Further, the terms of existing or future debt instruments and the indenture that will govern the notes may restrict us from some of these alternatives.

In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of cash flows and financial resources from additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Moreover, our Senior Secured Credit Facilities and the indenture that governs the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions on terms acceptable to us or the proceeds that we could realize from them may not be adequate to meet any debt service obligations then due. Any failure to meet our current or future debt service obligations would have a material adverse effect on our business.

Covenants in the indenture governing the notes, our other debt agreements and debt agreements we may enter into in the future will restrict our business in many ways.

The indenture governing the notes contains various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase subordinated debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	grant liens on our assets or the assets of our restricted subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

A breach of any of these covenants could result in a default under the indenture governing the notes. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. If a default under the indenture or any such debt agreement is not cured or waived, the default could result in the acceleration of debt under our debt agreements that contain cross-acceleration or cross-default provisions, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.

Our ability to comply with covenants contained in the indenture and any other debt agreements to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

General Business

Unfavorable general economic conditions, including tight credit markets, could materially adversely impact our customers and our business.

Our global operations and financial performance vary significantly in relation to worldwide economic conditions. Uncertainty about current global economic conditions may adversely affect our business and financial performance as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for our products and services and our financial condition and operating results.

Our quarterly operating results are difficult to predict and subject to substantial fluctuation.

Our and the Predecessor’s quarterly income (loss) from operations has fluctuated significantly in the past. Our operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	continued turmoil in the global economy;

•

the demand for our products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to information technology (IT) spending;

•	fluctuations in the length of our sales cycles, which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs;

•	the size and timing of orders for our software products and services, which, because many orders are completed in the final days of each quarter, may be delayed to future quarters;

•	the number, timing and significance of new software product announcements, both by us and our competitors;

•

customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, credit availability, changes in IT strategies or management changes;

•	changes in accounting standards, including software revenue recognition standards;

•	currency fluctuations and devaluation; and

•	fluctuations in number of customers continuing to subscribe to maintenance and support services or content and connectivity offerings.

In addition, we have historically realized a significant portion of our software license revenues in the final month of any quarter, with a concentration of such revenues recorded in the final ten business days of that month. Further, we generally realize a significant portion of our annual software license revenues in the final quarter of the fiscal year. If expected sales at the end of any quarter or at the end of any year are delayed for any reason, including the failure of anticipated purchase orders to materialize, or our inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our results for that quarter or for the full year could fall below our expectations or those of our stakeholders.

Due to the above factors, among others, our revenues are difficult to forecast. We, however, base our expense levels, including operating expenses and hiring plans, in significant part, on our expectations of future revenue and the majority of our expenses are fixed in the short term. As a result, we may not be able to reduce our expenses quickly enough or in sufficient amounts to offset any expected shortfall in revenue. If this occurs, our operating results could be adversely affected and below expectations.

Further, we have a limited history operating as a combined company and our integration efforts are continuing. As a result of all of these factors and other factors discussed in these risk factors, we believe that period-to-period comparisons of our results of operations are not, and will not, necessarily be meaningful, and you should not rely upon them as an indication of future performance.

Our results have been harmed by, and our future results could be harmed by, economic, political, geographic, regulatory and other specific risks associated with our international operations.

We have significant operations in jurisdictions outside the United States and we plan to continue to expand our international operations and sales activities. We believe that our future growth will be dependent, in part, upon our ability to maintain and increase revenues in our existing and emerging international markets. We can provide no assurance that the revenues that we generate from foreign activities will be adequate to offset the expense of maintaining foreign offices and activities. In addition, maintenance or expansion of our international sales and operations are subject to inherent risks, including:

•	Rapidly changing economic and political conditions;

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Compliance with a wide variety of complex foreign laws, treaties and regulatory requirements;

•

Activities by our employees, contractors or agents that are prohibited by United States laws and regulations such as the Foreign Corrupt Practices Act and by local laws prohibiting corrupt payments to government officials or other persons, in spite of our policies and procedures designed to promote compliance with these laws;

•	Tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	Fluctuating exchange rates, currency devaluation and currency controls;

•	Difficulties in staffing and managing foreign sales and support operations;

•	Longer accounts receivable payment cycles;

•	Potentially adverse tax consequences, including repatriation of earnings;

•	Development and support of localized and translated products;

•	Lack of acceptance of localized products or the Company in foreign countries;

•	Shortage of skilled personnel required for local operations; and

•	Perceived health risks, natural disasters, hostilities, political instability or terrorist risks which impact a geographic region and business operations therein.

Any one of these factors or a combination of them could materially and adversely affect our future international sales and, consequently, our business, operating results, cash flows and financial condition.

The failure of our Epicor ERP (E9) or other products to compete successfully could materially impact our ability to grow our business. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and ERP subvertical markets, such as pharmacies, which would negatively impact our financial performance.

Epicor ERP (“E9”), our next generation ERP software product, became generally available during the fourth quarter of 2008. If we are not able to continue to successfully market and license E9 or our other products in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.

We have begun to market our products to new retail, such as pharmacies, and wholesale subvertical markets. Although we have seen encouraging indications of acceptability of our Eagle system in the pharmacy subvertical, there can be no assurance that those early indications will develop into widespread acceptance, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of this new subvertical. If we are unable to expand into new subvertical markets, such as pharmacies, our financial performance may be negatively impacted.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, distribution, retail, customer relationship management and financial computer software industries specifically, in which we compete are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of our current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs and/or (v) a larger installed customer base than ours. In addition, as we continue to sell to larger companies outside the mid-market, we face more competition from large well-established competitors such as SAP AG and Oracle Corporation. A number of companies offer products that are similar to our products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than we can. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Competition could cause price reductions, reduced margins or loss of market share for our products and services, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, operating results, cash flows and financial condition.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and continuing to subscribe to maintenance and support services. Our revenues and results of operations could be materially impacted if our existing customers fail to continue, or reduce the level of, their subscriptions to maintenance and support services, or fail to purchase new user licenses or product enhancements or additional services from us at historical levels.

Historically, greater than 87% of our total revenues were generated from our installed base of customers. For certain of our products, maintenance and support agreements with customers are renewed on an annual basis at the customer’s discretion, and for other products, customers may elect to terminate support and maintenance services typically upon 60 days notice. There is normally no requirement that a customer renew maintenance and support or that a customer pay new license or service fees to us following the initial purchase. Some customers have not renewed, terminated, or reduced the level of, maintenance and support services as a result of the recent economic downturn. If our existing customers do not renew or continue maintenance and support services or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

Our customer base may shrink due to a number of factors which may reduce our revenues, and negatively impact our financial performance.

The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hard goods and lumber vertical market served by the Retail segment has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc.

Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system. We may lose these customers as a result of this consolidation.

We may also lose customers if customers exit the markets in which we operate or migrate to competitors’ products and services. For example, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business. In addition, the recent economic downturn has caused customers to exit the market altogether. There may be insufficient new customers entering the market to replace the business of exiting customers. Finally, our revenue may also contract if customers reduce the level of maintenance and support services subscribed in response to a downturn in economic and market conditions. For example, as customers reduce their employee base, they may reduce the number of users for which they subscribe for maintenance and support.

If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.

We have developed strategic relationships with many well-known market participants in the retail and wholesale distribution vertical markets. For example, we are a preferred and/or a recommended business management solutions provider for the members of the Ace Hardware Corporation, True Value Company and Do it Best Corp. cooperatives and Aftermarket

Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss or diminishment of key relationships, such as these, in whole or in part, could materially adversely impact our business.

We rely on third-party information for our electronic automotive parts and applications catalog, and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.

We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a signed agreement. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. We rely on this third-party information to continually update our catalog. In addition, as a result of competitive pressures and technical requirements, we may be required to provide our electronic automotive parts and applications catalog in a flexible format, which could make it more difficult for us to maintain control over the way information presented in our catalog is used. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. Any significant change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.

If the emerging and current technologies and platforms of Microsoft Corporation and others upon which we build our products do not gain or retain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenues will suffer.

Our software products are built and depend upon several underlying and evolving relational database management system (RDBMS) platforms such as systems offered by Microsoft Corporation, Progress Software Corporation, Oracle Corporation, (MySQL) and Rocket Software, Inc. The market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because our products rely significantly upon popular existing user interfaces to third party business applications, we must forecast which user interfaces will be or will remain popular in the future. For example, we believe the Internet has and will continue to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards Web-based applications and away from server-based applications. Specifically, we believe that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. We are proceeding on our previously announced determination to continue with development of several of our primary product lines upon the Microsoft .NET technology. If we cannot continue to develop such .NET-compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based applications, the ability of our products to interface with popular third party applications will be negatively impacted and our competitive position, operating results and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.

Development of new technologies may cause us to change how we license or price our products, which may adversely impact our revenues and operating results. Developing licensing models include Software as a Service (SaaS), hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. We currently offer a hosted model as well as a SaaS model to customers of some of our retail products, and to a limited extent, our ERP customers. Our future business, operating results and financial condition will depend on our ability to effectively train our sales force to sell an integrated comprehensive set of business software products and recognize and implement emerging industry standards and models, including new pricing and licensing models.

Our competitive position and revenues could be adversely affected if we fail to respond to emerging industry standards, including licensing models and end-user requirements.

Our increasingly complex software products may contain errors or defects, which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.

Software products offered by us are complex and often contain undetected errors or failures (commonly referred to as bugs) when first introduced to the market or as new updates or upgrades of such products are released to the market. Despite testing by us, and by current and potential customers, prior to general release to the market, our products may still contain material errors. Such material defects or errors may result in loss of or delay in market acceptance, release or shipment of our products, or if the defect or error is discovered only after customers have received the products, these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation. Ultimately, such errors or defects could lead to a decline in our revenues. We have from time to time been notified by some of our customers of errors in our various software products. If we are unable to correct such errors in a timely manner it could have a material adverse effect on our results of operations and our cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which our products operate, including offerings by Progress Software Corporation, Rocket Software, Inc. and Microsoft Corporation (i.e., SQL and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on our results of operations.

The market for new development tools, application products and consulting and education services continues to emerge, which could negatively affect our client/server and Web-based products, and, if we fail to respond effectively to evolving requirements of these markets, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our development tools, application products and consulting and education services generally help organizations build, customize and deploy solutions that operate in both client/server-computing and Web-based environments. We believe that the environment for application software is continuing to change from client/server to a Web-based environment to facilitate commerce on the Internet. There can be no assurance that we will be able to effectively respond to the evolving transition to Web-based markets. Deterioration in the client/server market or our failure to respond effectively to the transition to and needs of Web-based markets could harm our ability to compete or grow our business which would adversely affect our financial condition and results of operations.

In the event of a failure in a customer’s computer system installed by us or failed installation of a system sold by us, a claim for damages may be made against us regardless of our responsibility for the failure, which could expose us to liability.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. In addition, we are introducing new backup products for our customers and assuming additional responsibility for their disaster recovery plans and procedures. Any failure of a customer’s system installed by us or any aborted installation of a system sold by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, the limitations on liability we include in our agreements may not be enforceable in all cases, and those limitations on liability may not otherwise protect us from liability for damages. Furthermore, our insurance coverage may not be adequate and that coverage may not remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

Our software products incorporate and rely upon third party software products for certain key functionality and our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.

Our products incorporate and rely upon software products developed by several other third party entities such as Microsoft Corporation, Progress Software Corporation, and Rocket Software, Inc. Specifically, our software products are built and depend upon several underlying and evolving relational database management system (RDBMS) platforms including Microsoft SQL Server®, Progress OpenEdge™ and Rocket U2™, and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to us or to our customers, either directly from the third party manufacturers or through other resellers of such products, we may not be able to readily replace these products with substitute products. We cannot provide assurance that these third parties will:

•	Remain in business;

•	Continue to support our product lines;

•	Maintain viable product lines;

•	Make their product lines available to us on commercially acceptable terms; and

•	Not make their products available to our competitors on more favorable terms.

Any interruption in the short term could have a significant detrimental effect on our ability to continue to market and sell those of our products relying on these specific third party products and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If we were to lose and not be able to replace the services of the members of our senior management team and other key personnel, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key personnel, including members of our senior management team and highly skilled employees in technical, marketing, sales and positions. All of our key employees, including our executive officers, are at-will employees. There can be no assurance that we will continue to attract and retain key personnel, and the failure to do so could have a material adverse effect on our business, operating results, cash flows and condition.

We may pursue strategic acquisitions, investments and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may continue to expand our product offerings to include application software products and services that are complementary to our existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which we can sell our current products. However, in connection with acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, we commonly encounter the following risks:

•	difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	adverse impact on existing relationships with third party partners and suppliers of technologies and services;

•

failure to retain customers of the acquired company who might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•

failure to completely identify and resolve in a timely manner material issues associated with product quality, product architecture, product development, intellectual property, key personnel or legal and financial contingencies;

•	difficulty in integrating acquired operations, including incorporating internal control structures, due to geographical distance, and language and cultural differences; and

•	difficulty in retaining employees of the acquired company.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on our results of operations.

The anticipated benefits of the acquisitions may not be realized fully and may take longer to realize than expected.

The acquisition involves the integration of two companies that previously operated independently with separate management teams and personnel, product lines and operations. The long-term success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses. As part of the integration process, we expect to combine our financial and accounting systems, including transitioning our ERP systems to a single system, combine certain of our locations and the personnel at such locations, centralize our management and make certain other changes to eliminate redundancies inherent in operating two separate companies.

The integration process could result in the loss of key employees or large numbers of employees generally, the disruption of our operations and inconsistencies in standards, controls, procedures and policies, which adversely affect our ability to maintain relationships with customers, providers and employees or to achieve the anticipated benefits of the acquisition. Our efforts to combine and rebrand our product lines may also result in loss of certain customers or the reduction in sales. In addition, the carrying value of the acquisition premium or goodwill could be adversely affected if our integration efforts are not successful. These integration matters and our significant amount of indebtedness may hinder our ability to make further acquisitions and could have an adverse effect on us for an undetermined period after consummation of the acquisition.

Management has been and will continue to be required to devote significant attention and resources to integrating the two companies. We may not successfully integrate the operations of Activant and Legacy Epicor in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisitions to the extent, or in the anticipated timeframe, which could significantly harm our business. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expect to realize or that these benefits will be achieved within a reasonable period of time.

Offshoring and outsourcing certain operations and/or services may adversely affect our ability to maintain the quality of service that we provide and damage our reputation.

As part of our efforts to streamline operations and cut costs, we have outsourced certain operations and services, such as our help desk, and other functions and we will continue to evaluate additional offshoring or outsourcing possibilities. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these difficulties which could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.

We have taken restructuring actions in connection with the acquisitions and we may take additional restructuring actions in the future that would result in additional charges which would have a negative impact on our results of operations in the period the action is taken.

As a result of the acquisitions, the current economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. In the three months ended December 31, 2011, we recorded restructuring charges of $3.6 million. As a result of the acquisition and further integration activities, or if we continue to be adversely affected by the global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.

We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.

As a result of the acquisitions we recorded goodwill of $1,186 million and intangible assets with a fair value of $945 million. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.

We rely, in part, on third parties to sell our products. Disruptions to these channels or failure of these channels to adequately market our products would adversely affect our ability to generate revenues from the sale of our products.

We distribute products through a direct sales force as well as through an indirect distribution channel, which includes value added resellers (VARs) and other third party distributors, consisting primarily of professional firms. Our results of operations could be materially and adversely affected if our distributors cease distributing or recommending our products or emphasize competing products. The success of our distributors depends in part upon their ability to attract and retain qualified sales and consulting personnel. Additionally, our distributors may generally terminate their agreements with us upon as little as 30 days notice and almost all distributors may effectively terminate their agreements at any time by ceasing to promote or sell our products. Our results of operations could be adversely affected if our distributors are unable to retain qualified personnel or if several were to cease doing business or terminate their agreements and we are unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for our products will not lead to conflicts between those two sales forces that could adversely impact our ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact our operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including the loss of personnel to promote our products and services or inability to remain in business. Our financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.

We consider our proprietary software and the related intellectual property rights in such products to be among our most valuable assets. We rely on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of our proprietary software. However, we cannot provide assurance that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of our products or obtain and use information that we regard as proprietary. From time to time, we have in the past taken legal action against third parties whom we believe were infringing upon our intellectual property rights. However, there is no assurance that the mechanisms that we use to protect our intellectual property will be adequate.

Moreover, we from time to time receive claims from third parties that our software products infringe upon the intellectual property rights of others. We expect that as the number of software products in the United States and worldwide increases and the functionality of these products further overlap, the number of these types of claims will increase. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East where intellectual property laws are often less rigorous than in the United States. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require us to enter into royalty or licensing arrangements or result in an injunction against us. The terms of such royalty or license arrangements, if required, may not be favorable to us.

In addition, in certain cases, we provide the source code for some of our application software under licenses to our customers to enable them to customize the software to meet their particular requirements and to VARs and other distributors or other third party developers to translate or localize the products for resale in foreign countries. Although the source code licenses contain confidentiality and nondisclosure provisions, we cannot be certain that such customers, distributors or third-party developers will take or have taken adequate precautions to protect our source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which we do business or distributes our products do not offer the same level of protection to intellectual property as do the laws of the United States.

If open source software expands into enterprise software applications, our software license revenues may decline.

Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and typically licensed for use, distribution and modification at a nominal cost or often, free of charge. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive enterprise software applications to the open source community, we may have to adjust our pricing, maintenance and distribution strategies and models, which could adversely affect our revenue and operating margins.

Unplanned or unforeseeable business interruptions could adversely affect our business.

A number of particular types of business interruptions including natural disaster, terrorist attack or other natural or manmade catastrophe with respect to which we have no control could greatly interfere with our ability to conduct business. For example, a substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We do not carry earthquake insurance and do not reserve for earthquake-related losses. In addition, our computer systems are susceptible to damage from fire, floods, earthquakes, power loss, interruptions in cooling systems, telecommunications failures, and similar events. We continue to consider and implement our options and develop contingency plans to avoid and/or minimize potential disruptions to our telecommunication services. However, any force majeure or act of God as described above could cause severe disruptions in our business.

Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our business and results of operations.

Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our Web hosting services. We have in the past experienced interruptions in our AConneX connectivity solution and are currently evaluating and making certain changes and modifications to this service, however, we cannot provide assurance that these changes and modifications will wholly eliminate interruptions, which could harm our brand and customer relations. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.

If we experience shortages or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems, we may suffer product delays, which could have a material adverse effect on our business and financial results.

We rely on single suppliers or a limited number of suppliers for some of the products and software licenses included in our business management solutions. For example, Dell Inc. is one of our primary suppliers of industry standard server and workstation hardware used in some of our business management solutions. In the past, we have experienced production delays when we were unable to obtain the necessary equipment or hardware. If there is a shortage of, or delay in supplying us with the necessary equipment or hardware, we would likely experience shipment delays and increased costs of developing our business management solutions and systems. This could result in a loss of sales, thus reducing our systems revenue and gross margin.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our reputation and our business and have a material adverse effect on our financial condition and results of operations.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We are required to document and test our internal controls over financial reporting so that we can provide reasonable assurance with respect to our financial reports and prevent fraud. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report our financial performance on a timely and accurate basis, which could materially and adversely affect our results of operations. If our management is unable to annually certify the effectiveness of our internal controls or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and our financial condition and results of operations.

Fluctuations in foreign currency exchange rates may negatively impact our financial results.

Our results of operations or financial condition may be negatively impacted by fluctuations in foreign currency exchange rates. We operate throughout the world through international sales subsidiaries, networks of exclusive third party distributors, and nonexclusive VARs. As a result, certain sales and related expenses are denominated in currencies other than the United States Dollar. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, and Malaysian Ringgit. Our results of operations may fluctuate due to exchange rate fluctuation between the United States Dollar and other currencies because our financial results are reported on a consolidated basis in United States Dollars. We have historically implemented a foreign exchange hedging program using derivative financial instruments (e.g. forward contracts and options contracts) and operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to hedge certain foreign exposures. However, we can provide no assurance that any of these strategies will be effective or continued nor do we rely on our hedging program to eliminate all foreign currency exchange rate risk.

Elimination of or substantial reduction in the Investissement Quebec Credit Program may negatively impact our financial results.

The province of Quebec, Canada has established a program to attract and retain investment in the information technology sector in Quebec. A corporation with employees performing eligible activities can apply for and receive a refund of up to 30% of eligible salaries (Salary Rebate). The program is administered by Investissement Quebec (“IQ”). IQ reviews applications and issues annual eligibility certificates to qualifying companies. IQ also issues annual eligibility certificates confirming named qualifying employees. The payment of the Salary Rebate is made by the Minister of Revenue of Quebec and is subject to audit at a later date. The Salary Rebate is taxable in the year of receipt. The classification of the rebate to these financial statement line items is consistent with the classification of the qualifying salaries that were eligible for the credit. The program is currently scheduled to extend through 2015 and we plan to continue to apply for the credits for each eligible year. However, there is no guarantee that the program will continue and were the Quebec Government to materially alter or eliminate the program or were subsequent audits by the Minister of Revenue found to materially reduce or eliminate the rebate for any specific year or periods, our financial results at quarter or fiscal year end could be materially and negatively impacted.

The interests of our controlling stockholders (“the sponsors”) may differ from the interests of our other stakeholders.

The interests of the sponsors may differ from our other stakeholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our sponsors, as equity holders of the Company, might conflict with the interests of the holders of the notes. The sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our notes, including the incurrence of additional indebtedness. Additionally, the indenture governing the notes permits us to pay fees, dividends or make other restricted payments under certain circumstances, and the sponsors may have an interest in our doing so.

The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The interests of the sponsor may differ from the interests of the note holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. On December 31, 2011, certain employees and directors were granted a total of 23,610,050 Series C restricted units. See Note 8 — Restricted Partnership Unit Plans — in our Consolidated Financial Statements for further information.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in these transactions. All recipients had adequate access, through their relationships with the Company and Eagle Topco, to information about the Company and Eagle Topco. The sales of these securities were made without any general solicitation or advertising.

Item 6 — Exhibits

(a)	Index to Exhibits.

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: February 21, 2012	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: February 21, 2012	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.