Form 10-Q
period 2012-03-31
Epicor Software Corp
filed 2012-05-15
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number  333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Dublin Boulevard Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)
(800) 999 - 1809
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2012, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q, the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking-statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,913	$44,796
Accounts receivable, net of allowances of $10,375 and $6,042 at March 31, 2012 and September 30, 2011, respectively	121,490	123,990
Inventories, net	4,514	4,440
Deferred tax assets	29,681	29,728
Income tax receivable	10,437	9,618
Prepaid expenses and other current assets	34,672	32,499
Total current assets	291,707	245,071
Property and equipment, net	63,663	55,154
Intangible assets, net	849,167	902,976
Goodwill	1,184,398	1,181,596
Deferred financing costs	35,638	37,649
Other assets	40,710	45,885
Total assets	$2,465,283	$2,468,331
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,985	$25,214
Payroll related accruals	28,565	24,797
Deferred revenue	139,075	115,909
Current portion of long-term debt	8,700	8,700
Accrued interest payable	16,711	15,042
Accrued expenses and other current liabilities	47,534	46,742
Total current liabilities	266,570	236,404
Long-term debt, net of unamortized discount of $8,040 and $8,581 at March 31, 2012 and September 30, 2011, respectively	1,311,750	1,315,559
Deferred income tax liabilities	270,254	286,498
Loan from affiliate	2,195	—
Other liabilities	50,397	42,154
Total liabilities	1,901,166	1,880,615
Commitments and contingencies (Note 12)
Stockholder’s Equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2012 and September 30, 2011	647,000	647,000
Additional paid-in capital	3,800	—
Accumulated deficit	(82,864)	(55,968)
Accumulated other comprehensive loss	(3,819)	(3,316)
Total stockholder’s equity	564,117	587,716
Total liabilities and stockholder’s equity	$2,465,283	$2,468,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Predecessor		Predecessor
	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues:
Systems
License	$27,242	$10,668	$67,478	$21,058
Professional services	44,717	9,272	87,868	18,242
Hardware	12,475	7,457	25,342	15,714
Other	1,290	1,262	2,607	2,499
Total systems	85,724	28,659	183,295	57,513
Services	118,652	61,604	230,488	122,590
Total revenues	204,376	90,263	413,783	180,103
Operating expenses:
Cost of systems revenues (1) (Note 1)	50,447	15,432	102,733	31,358
Cost of services revenues (1)	36,702	18,548	72,729	38,314
Sales and marketing	34,514	13,920	73,855	27,367
Product development	21,492	7,656	42,137	15,848
General and administrative	18,414	7,008	39,684	15,194
Depreciation and amortization	34,098	9,991	67,843	20,123
Acquisition-related costs	591	478	2,821	2,498
Restructuring costs	572	(3)	4,212	21
Total operating expenses	196,830	73,030	406,014	150,723
Operating income	7,546	17,233	7,769	29,380
Interest expense	(22,900)	(9,046)	(45,358)	(17,331)
Other income (expense), net	1,690	110	365	221
Income (loss) before income taxes	(13,664)	8,297	(37,224)	12,270
Income tax expense (benefit)	(4,190)	6,347	(10,328)	6,813
Net income (loss)	$(9,474)	$1,950	$(26,896)	$5,457
Comprehensive income (loss):
Net income (loss)	$(9,474)	$1,950	$(26,896)	$5,457
Unrealized gain (loss) on cash flow hedges, net of taxes	(521)	1,853	(1,650)	2,897
Unrealized gain (loss) on pension plan liabilities, net of taxes	3	—	(158)	—
Foreign currency translation adjustment	1,831	286	1,305	1,728
Comprehensive income (loss)	$(8,161)	$4,089	$(27,399)	$10,082

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately below.
The accompanying notes are an integral part of these condensed consolidated financial statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Predecessor
	Six Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Operating activities:
Net income (loss)	$(26,896)	$5,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	3,800	1,880
Depreciation and amortization	67,843	20,123
Amortization of deferred financing costs and original issue discount	2,552	1,174
Changes in operating assets and liabilities and other	24,018	193
Net cash provided by operating activities	71,317	28,827
Investing activities:
Purchases of property and equipment	(15,811)	(3,595)
Capitalized computer software and database costs	(5,414)	(5,370)
Acquisition of Internet Auto Parts, less cash acquired	(2,296)	—
Net cash used in investing activities	(23,521)	(8,965)
Financing activities:
Proceeds of loan from affiliate	2,195	—
Deferred financing fees	—	(2,594)
Payments on long-term debt	(4,350)	(2,566)
Net cash used in financing activities	(2,155)	(5,160)
Effect of exchange rate changes on cash	476	—
Net change in cash and cash equivalents	46,117	14,702
Cash and cash equivalents, beginning of period	44,796	74,290
Cash and cash equivalents, end of period	$90,913	$88,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. We specialize in and target two application software segments: ERP and Retail, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding reporting segments. The Predecessor also had two reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as the Predecessor’s accounts and the accounts of its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2012, the audited consolidated balance sheet as of September 30, 2011, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2012, and the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2012, represent the financial position, results of operations and cash flows of the Company and our wholly-owned subsidiaries as of and for those periods. The accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2011 and the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2011 represent the results of operations and cash flows of the Predecessor and its wholly-owned subsidiaries for those periods. In the opinion of our management and in the opinion of the Predecessor’s management, as applicable, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at March 31, 2012 and

September 30, 2011, the results of our operations for the three and six months ended March 31, 2012, our cash flows for the six months ended March 31, 2012, the Predecessor’s results of operations for the three and six months ended March 31, 2011 and the Predecessor's cash flows for the six months ended March 31, 2011.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the period from Inception to September 30, 2011, and the Predecessor’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010 and the period from October 1, 2010 to May 15, 2011, included in our Amended Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on February 10, 2012 (the “Form S-4/A”).

Our and the Predecessor’s accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

Certain reclassifications have been made to the prior period and Predecessor presentation to conform to the current period presentation; including, but not limited to presenting the components of systems revenues, reporting certain revenue arrangements on a net basis, and reclassifying certain software development costs from product development costs to cost of sales.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2012.

Share-Based Payments

In November 2011, the board of directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive income (loss) based on their fair values and the estimated number of shares or units we ultimately expect will vest. We recognize share-based payments expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We record deferred tax assets for share-based payments plan awards that result in deductions on our income tax returns based on the amount of share-based payments expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Components of Cost of Systems Revenues

The components of the Company’s and the Predecessor’s cost of systems revenues were as follows (in thousands):

		Predecessor		Predecessor
	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Components of cost of systems revenues:
License	$3,849	$1,129	$8,989	$2,666
Professional services	35,031	7,353	70,479	14,435
Hardware	10,758	6,185	21,675	12,729
Other	809	765	1,590	1,528
Total	$50,447	$15,432	$102,733	$31,358

Recently Issued Accounting Pronouncements

Fair Value Measurements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 6 below). ASU 2011-04 became effective for us this quarter, and is being applied prospectively. In conjunction with adopting ASU 2011-04, we disclosed the fair value of investments and the inputs used to estimate that fair value.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

On May 16, 2011 funds advised by Apax made an equity investment in Eagle Topco, Ltd., a limited partnership. Eagle Topco, Ltd used the invested amounts to make an equity investment in Eagle Parent, Inc, which subsequently changed its name to Epicor Software Corporation. Eagle Parent used the invested amounts, together with certain debt proceeds, to acquire AGI, Activant and Legacy Epicor. The acquisitions, as defined in “Formation of Epicor Software Corporation” included in Note 1, have been accounted for using the acquisition method of accounting based on Accounting Standards Codification ASC 805 which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

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

Fair Value of Assets Acquired and Liabilities Assumed

The acquisitions and related transactions were funded by a combination of an equity investment by funds advised by Apax of approximately $647.0 million, $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn under the senior secured revolving credit facility and acquired cash. We incurred an aggregate of approximately $39.7 million of issuance costs related to our senior secured term loan facility and revolving credit facility and the senior notes that has been deferred and will be amortized over the life of the relevant debt to which it pertains. The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to synergies expected to be realized from combining the two companies. We have determined that goodwill arising from these acquisitions will not be deductible for tax purposes. While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss). As of March 31, 2012, the measurement period for the acquisitions is finalized with the exception of our estimated income tax assets acquired and income tax liabilities assumed as we continue to assess the tax impact of the acquisitions in the various jurisdictions to which we report.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	Activant	Legacy Epicor	Combined
Total purchase price	$972,508	$802,300	$1,774,808
Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$153,863	$223,454	$377,317
Property and equipment, net	12,835	39,788	52,623
Other non-current assets	9,588	21,171	30,759
Total tangible assets acquired	176,286	284,413	460,699
Identified intangible assets acquired	442,480	502,070	944,550
Current liabilities assumed	(61,954)	(160,537)	(222,491)
Long-term liabilities assumed	(176,085)	(413,461)	(589,546)
Total assets acquired in excess of liabilities assumed	380,727	212,485	593,212
Goodwill	591,781	589,815	1,181,596
Total purchase price	$972,508	$802,300	$1,774,808

During the three months ended March 31, 2012, the Company recorded a $4.7 million adjustment to the purchase price allocation to reflect the fair value of certain acquired investments, by increasing other non-current assets acquired and decreasing goodwill as of May 16, 2011. The above table reflects the impact of this adjustment in the Activant column.

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

The components of identifiable intangible assets acquired were as follows (in thousands):

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

Acquisition of Internet AutoParts, Inc.

During March 2012, we obtained a 100% controlling interest in Internet Auto Parts, Inc. (IAP) by acquiring the remaining 6,845,300 outstanding common shares of IAP for $0.65 per share, for a total purchase price of $4.4 million (the “Purchase”). We paid $4.1 million of the purchase price in March 2012 and the remaining $0.3 million in April 2012. We acquired net tangible assets of $3.3 million, intangible assets of $2.1 million, and recognized goodwill of $2.8 million. IAP is reported within our Retail segment.

Prior to the Purchase, we owned 46 percent of the outstanding shares of IAP, which we had accounted for by using the equity method. Our previous minority interest in IAP is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2011.

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the Purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of Purchase, any changes in the estimated fair values of the net assets recorded for the Purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our condensed consolidated statements of comprehensive income (loss). Due to the recent nature of the Purchase, all amounts assigned are currently provisional and subject to refinement.

NOTE 3 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. The recorded value of such asset may become impaired in the future, and such value is considered to be a Level 3 fair value measurement. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We did not note any indicators that goodwill was impaired as of March 31, 2012. If such conditions exist in the future, we may be required to record impairments and such impairments, if any, may be material.
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	March 31, 2012	September 30, 2011
Senior secured credit facility due 2018, net of unamortized discount of approximately $8.0 million and $8.6 million, respectively	$855,435	$859,244
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,320,450	1,324,259
Current portion	8,700	8,700
Total long-term debt, net of discount	$1,311,750	$1,315,559

Senior Secured Credit Agreement

On May 16, 2011, in connection with the consummation of the acquisitions, we entered into a senior secured credit agreement (the “2011 credit agreement”). The 2011 credit agreement provides for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility that permits revolving loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain first lien senior secured leverage ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million.

The borrowings under the 2011 credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the federal funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility is 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain first lien senior secured leverage ratios.

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

Substantially all of our assets and those of our domestic subsidiaries, other than Internet Auto Parts, Inc., are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ending September 30, 2012, the 2011 credit agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 credit agreement) during a complete fiscal year subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the 2011 credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

As of March 31, 2012, we had $863.5 million (before $8.0 million unamortized original issue discount as of March 31, 2012) of term loans outstanding, no borrowings outstanding under the revolving credit facility, and unused borrowing capacity of $75.0 million under the revolving credit facility. At March 31, 2012 the interest rate applicable to the term loans was 5.0% per annum.

Senior Notes Due 2019

On May 16, 2011, we issued $465.0 million aggregate principal amount of 8.625% senior notes due 2019 (“senior notes”). Each of our material wholly-owned domestic subsidiaries other than Internet Auto Parts, Inc., as primary obligors and not merely as sureties, jointly and severally, irrevocably and unconditionally, guarantee, on an unsecured senior basis, the performance and full and punctual payment when due, whether at maturity, by acceleration, or otherwise, of all of our obligations under the senior notes. The senior notes are our unsecured senior obligations and are effectively subordinated to all of our secured indebtedness (including the 2011 credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.

Line of Credit

In addition to the above amounts, we have a $0.4 million line of credit at our Internet Auto Parts subsidiary. As of March 31, 2012, there were no borrowings outstanding under this line of credit.

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

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated EBITDA for the preceding 12-month period. At March 31, 2012, the applicable ratio is 5.50:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.

At March 31, 2012 we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

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

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of March 31, 2012, $15,000 in principal amount of notes remained outstanding.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. Should the floating interest rate exceed the cap, then the counter-party will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 credit agreement. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and is settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013.

As of March 31, 2011, the Predecessor had an outstanding interest rate swap with a notional amount of $140.0 million. The predecessor accounted for the interest rate swap as a cash flow hedge in accordance with relevant authoritative accounting principles. As of and for the three and six months ended March 31, 2011, there was no cumulative ineffectiveness related to the interest rate swap. On May 16, 2011, in conjunction with the acquisition, the outstanding interest rate swap was settled in full.

We do not hold or issue interest rate cap or swap agreements for trading purposes. In the event that a counter-party fails to meet the terms of the interest rate cap or swap agreement, our exposure is limited to the interest rate differential. We manage the credit risk of the counter-parties by dealing only with institutions that we consider financially sound. We consider the risk of non-performance to be remote.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. For the three and six months ended March 31, 2012, we recorded net foreign currency losses of less than $0.1 million and approximately $0.5 million, respectively, which are inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. We record foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

Our foreign currency forward contracts are generally short-term in nature, typically maturing within 90 days or less. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses resulting from translation of inter-company balances and recorded from the revaluation of our non-functional currency balance sheet exposures. We expect these contracts to mitigate some foreign currency transaction gains or losses in future periods. The net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

The following tables summarize the fair value of derivatives in asset and liability positions at March 31, 2012 and September 30, 2011, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2012	September 30, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$62	$91

	Liability Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2012	September 30, 2011
Interest rate swap and cap	Other liabilities	$(4,922)	$(2,950)
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(37)	$(227)
Total liability derivatives		$(4,959)	$(3,177)
The following tables summarize the effect of our interest rate swap and cap on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2012 and the three and six months ended March 31, 2011 (Predecessor) (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

		Predecessor		Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$(967)	$2,917	$(1,818)	$4,618
Gain or (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	—	—	—	—
Gain or (loss) recognized in income on derivative (ineffective portion)	(6)	(1,786)	(10)	(3,607)
Gain or (loss) recognized in income for time value of derivative (excluded from effectiveness assessment)	(98)	—	(144)	—
Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.

The following tables summarize the effect of our foreign currency forward contracts on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2012 and the three and six months ended March 31, 2011 (Predecessor) (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges:

		Predecessor		Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Included in other income (expense) net	$(2)	$—	$(496)	$—

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

The short term investments, which consist of corporate and government debt securities, which are valued based on the traded value in the public market, are classified as Level 2 because they are determined based on inputs that are readily available in public markets or can be derived from information available in public markets.

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

We record adjustments to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of March 31, 2012, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of short term investments, deferred compensation plan assets and liabilities, interest rate swap liabilities and foreign currency forward contracts were determined using the following inputs as of March 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Short term investments (1)	$—	$2,093	$—	$2,093
Foreign currency forward contracts (1)	—	62	—	62
Deferred compensation plan assets (1)	—	2,935	—	2,935
Liabilities:
Interest rate swap (2)		(4,922)		(4,922)
Foreign currency forward contracts (2)	—	(37)	—	(37)
Deferred compensation plan liabilities (3)		(3,246)		(3,246)
Total	$—	$(3,115)	$—	$(3,115)

(1)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable,

accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of March 31, 2012 had a carrying amount of $1,320.5 million, which approximated fair value. As of March 31, 2012, our senior notes were trading at approximately 104% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our senior notes are determined by reference to their current trading price, and as such, the fair value of our senior notes represent a Level 1 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $4.2 million during the three months ended March 31, 2012, resulting in an effective tax benefit rate of 30.7 percent. The Predecessor recorded income tax expense of $6.3 million during the three months ended March 31, 2011, resulting in an effective tax rate of 76.5 percent. We recorded an income tax benefit of $10.3 million during the six months ended March 31, 2012, resulting in an effective tax benefit rate of 27.7 percent. The Predecessor recorded income tax expense of $6.8 million during the six months ended March 31, 2011, resulting in an effective tax rate of 55.5 percent.

Our income tax rates differ from the federal statutory rate due to lower tax rates in foreign jurisdictions, taxes related to repatriation of income of certain foreign subsidiaries, and by non-deductible expenses. The Predecessor's income tax rate differed from the federal statutory rate primarily due to taxes related to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.

NOTE 8 — RESTRICTED PARTNERSHIP UNIT PLAN

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

Annual Units

Annual Units vest ratably over four years based on the holder’s continued employment with the Company. Twenty five percent of the units vest one year after the grant date or an earlier date as specified in the grant agreement. The remaining seventy five percent vest in twelve equal quarterly installments after the first vest date for the grant.

On December 31, 2011, 10,236,911 Annual Units were granted. The units had a grant date fair value of $0.99 per unit. During the second quarter of fiscal year 2012, 24,167 of the Annual Units were forfeited due to employee departures. As of March 31, 2012, 10,212,744 of the Annual Units remained outstanding. As of March 31, 2012, all outstanding Annual Units were unvested.

The grant date fair value of the Annual Units was determined using a Monte Carlo simulation model which projects out future potential enterprise values using the volatility of the Company’s equity, and allocates those future enterprise values to the various securities outstanding based on their relative rights and privileges. The Monte Carlo simulation model was based on assumptions including an equity volatility of 70% and an estimated life of the units based on the estimated time frame until a liquidity event. The resulting value is a discounted weighted average of the Series C Units’ share of the various projected future enterprise values. The model then assumed a 30% discount for lack of marketability, as the units are not publicly traded. The Monte Carlo simulation model assigned a value of $0.99 to each Annual Unit.

As of March 31, 2012, the Company estimated there was approximately $6.6 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.6 years.

Performance Units

Performance Units vest ratably over four years based upon attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

On December 31, 2011, 5,731,345 Performance Units were granted. These units had a grant date fair value of $0.99 per unit. During the second quarter of fiscal 2012, 13,962 Performance Units were forfeited due to employee departures. As of March 31, 2012, 5,717,383 Performance Units remained outstanding. As of March 31, 2012, 535,635 Performance Units were vested and 5,181,748 Performance Units were unvested.

In addition to the EBITDA condition, the Performance Units will vest in the event of a partnership sale which yields a 250% return on partnership capital. Vesting of all Performance Units is contingent on the holder’s continued employment with the Company at the time the vesting conditions are met.

As the Performance Units vest based on achieving a performance condition or a performance/market condition, the Company calculated two grant date fair values for the Performance Units. The grant date fair value of the Performance Units for which an EBITDA target has been established was estimated to be $0.99 per unit, which was equal to the grant date fair value of the Annual Units. See Annual Units above for a description of the methodology used to estimate this grant date fair value. The grant date fair value has not been determined for Performance Units for which EBITDA targets have not been established.

The grant date fair value of Performance Units which vest as a result of a liquidity event yielding a 250% return on partnership capital was calculated using a Monte Carlo simulation model. Using a volatility of 70% per year and an estimated time frame until a liquidity event, the model projected various potential liquidity event values. The model then calculated a weighted average liquidity event value by multiplying each potential liquidity event value by its probability of occurrence. The weighted average liquidity event value was then allocated to the Company’s debt and the various Eagle Topco securities outstanding, based on their respective rights. The model assumed a 30% discount for lack of marketability, as the units are not publicly traded. The model assigned a grant date fair value of $0.86 to Performance Units which vest in the event of a liquidity event yielding a 250% return on partnership capital.

If a liquidity event occurs, the Company will recognize compensation expense for any performance units which did not vest based on EBITDA targets, providing the holder of the units remains employed by the Company as of the date of the liquidity event, regardless of whether or not the return on capital provision is met.

The Company recognizes compensation expense for Performance Units during periods when performance conditions have been established and the Company believes it is probable that it will meet those performance conditions. During the period from April 1, 2012 through September 30, 2012, the Company expects to recognize $0.9 million of compensation expense for Performance Units which vest based on EBITDA targets.

Exit Units

Exit Units vest based upon attaining thresholds for return on partnership capital. Twenty-five percent of the Exit Units will vest upon attaining a 250% return on partnership capital. Fifty percent of the Exit Units will vest upon attaining a 300% return on partnership capital. Seventy-five percent of the Exit Units will vest upon attaining a 340% return on partnership capital. All of the Exit Units will vest upon attaining a 380% return on partnership capital. All vesting is also contingent upon the holder’s continued employment with the Company at the time the target return on partnership capital is attained.

On December 31, 2011, the Company granted 7,641,794 Exit Units. During the second quarter of fiscal 2012, 19,333 of the Exit Units were forfeited due to employee departures. As of March 31, 2012, 7,622,461 Exit Units remained outstanding.

The grant date fair value of the Exit Units was calculated using a Monte Carlo simulation model. The terms of the units specify that between 25% and 100% of the Exit Units will vest upon achievement of 250% to 380% returns on partnership capital. The Monte Carlo simulation model assumed that the target levels of return on partnership capital would be attained upon a liquidity event. Using a partnership unit volatility of 70% per year and an estimate time frame until a liquidity event, the model projected various potential liquidity event values. The model then calculated a weighted average liquidity event value by multiplying each potential liquidity event value by its probability of occurrence. The weighted average liquidity event value was then allocated to the Company’s debt and the various Eagle Topco securities outstanding, based on their respective rights. The model assumed a 30% discount for lack of marketability, as the units are not publicly traded. The model assigned a value of $0.77 per unit to each Exit Unit.

As of March 31, 2012, all 7,622,461 outstanding Exit Units were unvested, with total unrecognized compensation cost of $4.5 million.

If a liquidity event occurs, the Company will recognize compensation expense of $0.77 for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

We recognized $3.2 million and $3.8 million of compensation expense, respectively, related to the restricted units during the three and six months ended March 31, 2012. During the three months ended March 31, 2012, we recognized approximately $0.2 million, $0.7 million, $0.4 million and $1.9 million of compensation expense related to the restricted units within cost of revenues, sales and marketing expense, product development expense and general and administrative expenses, respectively. During the six months ended March 31, 2012, we recognized approximately $0.2 million, $0.9 million, $0.5 million and $2.2 million of compensation expense related to the restricted units within cost of revenues, sales and marketing expense, product development expense and general and administrative expenses, respectively.

During the three and six months ended March 31, 2011, the Predecessor recorded $0.9 million and $1.9 million of compensation expense, respectively, in connection with stock options outstanding under its 2006 Stock Incentive Plan. In connection with the acquisitions, all Predecessor options were accelerated and canceled in exchange for a cash payment. Accordingly, no Predecessor options remained outstanding during the three and six months ended March 31, 2012.
NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, following the acquisitions, our management approved a restructuring plan as we began to integrate both acquired companies. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the six months ended March 31, 2012, we recorded additional restructuring charges to adjust sublease assumptions for facility restructuring liabilities and to record new employee severance liabilities. We do not expect to incur significant additional charges in future periods for currently active plans.

Our restructuring liability at March 31, 2012, was approximately $10.8 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at September 30, 2011	New Charges	Payments	Adjustments	Balance at March 31, 2012

Facility consolidations	$7,898	$1,702	$(242)	$(99)	$9,259
Employee severance, benefits and related costs	3,767	2,510	(4,699)	(24)	1,554

Total	$11,665	$4,212	$(4,941)	$(123)	$10,813

During the six months ended March 31, 2011, the Predecessor did not have significant restructuring related charges. As of March 31, 2011, the Predecessor’s restructuring liabilities totaled $0.7 million, and related to severance and several facility closures from prior restructuring activities. All restructuring charges were recorded in “Restructuring costs” in the condensed consolidated statements of comprehensive income (loss).
NOTE 10 — RELATED PARTY TRANSACTIONS
In conjunction with the acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2.0 million to be paid in quarterly installments. During the three and six months ended March 31, 2012, we recorded expense of approximately $0.5 million and $1 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
In December 2011 and January 2012, we received $2.1 million and $0.1 million, respectively, in loans from an affiliate, Eagle Topco. The loans were the result of cash receipts received from employees and directors for the restricted partnership unit plan.

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

•
Retail segment — The Retail segment supports both large, distributed POS environments that require a comprehensive multichannel retail solution with store operations, cross-channel order management, CRM, loyalty management, merchandising, business intelligence, audit and operations management capabilities, as well as small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our retail segment caters to hard good and soft good verticals including general merchandise, specialty retailers, apparel and footwear, sporting goods, department stores, independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture, pharmacies, beauty supply and cosmetics, as well as customers involved in the manufacture, distribution, sale and installation of new and re-manufactured parts used in the maintenance and repair of automobiles and light trucks in North America, the United Kingdom, and Ireland, including several retail chains in North America.

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

Reportable segment revenue by category for the three and six months ended March 31, 2012 and the three and six months ended March 31, 2011 (Predecessor) is as follows (in thousands):

		Predecessor		Predecessor
	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
ERP revenues
Systems
License	$19,112	$6,115	$47,435	$12,309
Professional services	32,065	5,788	63,880	10,975
Hardware	3,905	2,456	7,640	5,118
Other	97	1	245	3
Total systems	55,179	14,360	119,200	28,405
Services	66,575	25,327	127,575	50,514
Total ERP revenues	$121,754	$39,687	$246,775	$78,919
Retail revenues
Systems
License	$8,130	$4,553	$20,043	$8,749
Professional services	12,652	3,484	23,988	7,267
Hardware	8,570	5,001	17,702	10,596
Other	1,193	1,261	2,362	2,496
Total systems	30,545	14,299	64,095	29,108
Services	52,077	36,277	102,913	72,076
Total Retail revenues	$82,622	$50,576	$167,008	$101,184
Total revenues
Systems
License	$27,242	$10,668	$67,478	$21,058
Professional services	44,717	9,272	87,868	18,242
Hardware	12,475	7,457	25,342	15,714
Other	1,290	1,262	2,607	2,499
Total systems	85,724	28,659	183,295	57,513
Services	118,652	61,604	230,488	122,590
Total revenues	$204,376	$90,263	$413,783	$180,103
Reportable segment contribution margin for the three and six months ended March 31, 2012 is as follows (in thousands):

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	ERP	Retail	Total	ERP	Retail	Total
Contribution margin	$33,954	$26,603	$60,557	$65,406	$53,634	$119,040
The Predecessor’s reportable segment contribution margin for the three and six months ended March 31, 2011 is as follows (in thousands):

	Three Months Ended March 31, 2011 (Predecessor)			Six Months Ended March 31, 2011 (Predecessor)
	ERP	Retail	Total	ERP	Retail	Total
Contribution margin	$17,968	$17,022	$34,990	$33,810	$32,706	$66,516

The reconciliation of total segment contribution margin to our income (loss) before income taxes is as follows (in thousands):

		Predecessor		Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Segment contribution margin	$60,557	$34,990	$119,040	$66,516
Corporate and unallocated costs	(14,596)	(6,353)	(32,595)	(12,614)
Stock-based compensation expense	(3,154)	(938)	(3,800)	(1,880)
Depreciation and amortization	(34,098)	(9,991)	(67,843)	(20,123)
Acquisition-related	(591)	(478)	(2,821)	(2,498)
Restructuring costs	(572)	3	(4,212)	(21)
Interest expense	(22,900)	(9,046)	(45,358)	(17,331)
Other income (expense), net	1,690	110	365	221
Income (loss) before income taxes	$(13,664)	$8,297	$(37,224)	$12,270

NOTE 12 — COMMITMENTS AND CONTINGENCIES

We are currently involved in various claims and legal proceedings which are discussed below. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. If the potential loss is material and considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

State Court Shareholder Litigation

        In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al.,(filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

                The state court suits alleged that the Legacy Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Legacy Epicor to funds advised by Apax through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Legacy Epicor filed on April 11, 2011 with the SEC. The complaints also alleged that Legacy Epicor, Apax Partners, L.P. and Element Merger Sub, Inc. aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs sought certification as a class and relief that included, among other things, an order enjoining the tender offer and merger, rescission of the merger, and payment of plaintiff's attorneys' fees and costs. On April 25, 2011, plaintiff Hull filed a motion in Delaware Chancery Court for a preliminary injunction seeking to enjoin the parties from taking any action to consummate the transaction. On April 28, 2011, plaintiff Hull withdrew this motion.  On December 30, 2011, Hull dismissed his Delaware suit.

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field

Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The parties are now in the process of conducting discovery.

We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
NOTE 13 — GUARANTOR CONSOLIDATION
The 2011 credit agreement and the senior notes are guaranteed by our existing, material wholly-owned domestic subsidiaries other than Internet Auto Parts, Inc. (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended March 31, 2012 and March 31, 2011 (Predecessor), and the unaudited condensed consolidated statements of cash flows for the six month periods ended March 31, 2012 and March 31, 2011 (Predecessor).
During fiscal year 2012, certain United States subsidiaries of Legacy Epicor, AGI and Activant were merged with our principal operations.  The accompanying fiscal 2012 condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows reflect the reorganization, and prior period condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows have been reclassified to be consistent with the current year presentation.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$30,887	$9,004	$51,022	$—	$90,913
Trade accounts receivable, net	63,562	6,793	51,135	—	121,490
Inventories, net	2,924	1,200	390	—	4,514
Deferred tax assets	14,714	—	14,967	—	29,681
Income taxes receivable	10,316	(1,994)	2,115	—	10,437
Prepaid expenses and other current assets	7,193	593	26,886	—	34,672
Total current assets	129,596	15,596	146,515	—	291,707
Property and equipment, net	31,514	2,978	29,171	—	63,663
Intangible assets, net	734,240	1,336	113,591	—	849,167
Goodwill	852,661	74,229	257,508	—	1,184,398
Deferred financing costs	35,638	—	—	—	35,638
Other assets	518,064	(82,882)	(364,191)	(30,281)	40,710
Total assets	$2,301,713	$11,257	$182,594	$(30,281)	$2,465,283
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,491	$1,480	$7,014	$—	$25,985
Payroll related accruals	18,096	528	9,941	—	28,565
Deferred revenue	82,377	4,049	52,649	—	139,075
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	22,976	(605)	25,163	—	47,534
Total current liabilities	166,351	5,452	94,767	—	266,570
Long-term debt, net of unamortized discount	1,311,750	—	—	—	1,311,750
Deferred income tax liabilities	221,113	(2,534)	51,675	—	270,254
Loan from affiliate	2,195	—	—	—	2,195
Other liabilities	36,187	696	13,514	—	50,397
Total liabilities	1,737,596	3,614	159,956	—	1,901,166
Total stockholder’s equity	564,117	7,643	22,638	(30,281)	564,117
Total liabilities and stockholder’s equity	$2,301,713	$11,257	$182,594	$(30,281)	$2,465,283

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$13,514	$1,174	$30,108	$—	$44,796
Trade accounts receivable, net	67,954	6,145	49,891	—	123,990
Inventories, net	2,720	1,206	514	—	4,440
Deferred tax assets	14,714	—	15,014	—	29,728
Income taxes receivable	10,071	(1,994)	1,541	—	9,618
Prepaid expenses and other current assets	8,397	851	23,251	—	32,499
Total current assets	117,370	7,382	120,319	—	245,071
Property and equipment, net	22,177	3,239	29,738	—	55,154
Intangible assets, net	789,058	1,336	112,582	—	902,976
Goodwill	847,927	74,229	259,440	—	1,181,596
Deferred financing costs	37,649	—	—	—	37,649
Other assets	505,521	(78,096)	(377,139)	(4,401)	45,885
Total assets	$2,319,702	$8,090	$144,940	$(4,401)	$2,468,331
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,562	$2,038	$5,614	$—	$25,214
Payroll related accruals	15,157	764	8,876	—	24,797
Deferred revenue	71,055	3,153	41,701	—	115,909
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	15,042	—	—	—	15,042
Accrued expenses and other current liabilities	22,195	117	24,430	—	46,742
Total current liabilities	149,711	6,072	80,621	—	236,404
Long-term debt, net of unamortized discount	1,315,559	—	—	—	1,315,559
Deferred income tax liabilities	237,462	(2,534)	51,570	—	286,498
Other liabilities	29,254	696	12,204	—	42,154
Total liabilities	1,731,986	4,234	144,395	—	1,880,615
Total stockholder’s equity	587,716	3,856	545	(4,401)	587,716
Total liabilities and stockholder’s equity	$2,319,702	$8,090	$144,940	$(4,401)	$2,468,331

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$53,355	$6,470	$25,899	$—	$85,724
Services	84,445	4,056	30,151	—	118,652
Total revenues	137,800	10,526	56,050	—	204,376
Operating expenses:
Cost of systems revenues	27,774	4,659	18,014	—	50,447
Cost of services revenues	23,959	1,762	10,981	—	36,702
Sales and marketing	22,695	456	11,363	—	34,514
Product development	12,110	817	8,565	—	21,492
General and administrative	18,403	251	(240)	—	18,414
Depreciation and amortization	28,096	144	5,858	—	34,098
Acquisition-related costs	585	—	6	—	591
Restructuring costs	313	50	209	—	572
Total operating expenses	133,935	8,139	54,756	—	196,830
Operating income (loss)	3,865	2,387	1,294	—	7,546
Interest expense	(22,796)	—	(104)	—	(22,900)
Equity in earnings (loss) of subsidiaries	5,525	—	—	(5,525)	—
Other income (expense), net	1,284	(28)	434	—	1,690
Income (loss) before income taxes	(12,122)	2,359	1,624	(5,525)	(13,664)
Income tax expense (benefit)	(2,648)	—	(1,542)	—	(4,190)
Net income (loss)	(9,474)	2,359	3,166	(5,525)	(9,474)
Other comprehensive income	1,313	—	1,831	(1,831)	1,313
Total comprehensive income (loss)	$(8,161)	$2,359	$4,997	$(7,356)	$(8,161)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

Three months ended March 31, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$27,724	$—	$935	$—	$28,659
Services	58,873	—	2,731	—	61,604
Total revenues	86,597	—	3,666	—	90,263
Operating expenses:
Cost of systems revenues	14,985	—	447	—	15,432
Cost of services revenues	17,137	—	1,411	—	18,548
Sales and marketing	13,415	—	505	—	13,920
Product development	7,234	—	422	—	7,656
General and administrative	6,940	—	68	—	7,008
Depreciation and amortization	9,898	—	93	—	9,991
Acquisition-related costs	478	—	—	—	478
Restructuring costs	72	—	(75)	—	(3)
Total operating expenses	70,159	—	2,871	—	73,030
Operating income	16,438	—	795	—	17,233
Interest expense	(9,024)	—	(22)	—	(9,046)
Equity in earnings of subsidiaries	1,000	—	—	(1,000)	—
Other income (expense), net	(176)	—	286	—	110
Income before income taxes	8,238	—	1,059	(1,000)	8,297
Income tax expense	6,288	—	59	—	6,347
Net income	1,950	—	1,000	(1,000)	1,950
Other comprehensive income	2,139	—	286	(286)	2,139
Total comprehensive income	$4,089	$—	$1,286	$(1,286)	$4,089

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six months ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$109,135	$12,209	$61,951	$—	$183,295
Services	165,007	8,041	57,440	—	230,488
Total revenues	274,142	20,250	119,391	—	413,783
Operating expenses:
Cost of systems revenues	72,346	8,784	21,603	—	102,733
Cost of services revenues	47,876	3,580	21,273	—	72,729
Sales and marketing	47,268	1,222	25,365	—	73,855
Product development	24,261	1,591	16,285	—	42,137
General and administrative	37,727	662	1,295	—	39,684
Depreciation and amortization	44,862	332	22,649	—	67,843
Acquisition-related costs	2,783	—	38	—	2,821
Restructuring costs	1,927	273	2,012	—	4,212
Total operating expenses	279,050	16,444	110,520	—	406,014
Operating income (loss)	(4,908)	3,806	8,871	—	7,769
Interest expense	(45,140)	—	(218)	—	(45,358)
Equity in earnings (loss) of subsidiaries	8,410	—	—	(8,410)	—
Other income (expense), net	2,128	(18)	(1,745)	—	365
Income (loss) before income taxes	(39,510)	3,788	6,908	(8,410)	(37,224)
Income tax expense (benefit)	(12,614)	—	2,286	—	(10,328)
Net income (loss)	(26,896)	3,788	4,622	(8,410)	(26,896)
Other comprehensive income (loss)	(503)	—	1,225	(1,225)	(503)
Total comprehensive income (loss)	$(27,399)	$3,788	$5,847	$(9,635)	$(27,399)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

Six months ended March 31, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$55,720	$—	$1,793	$—	$57,513
Services	117,111	—	5,479	—	122,590
Total revenues	172,831	—	7,272	—	180,103
Operating expenses:
Cost of systems revenues	30,509	—	849	—	31,358
Cost of services revenues	35,465	—	2,849	—	38,314
Sales and marketing	26,386	—	981	—	27,367
Product development	15,016	—	832	—	15,848
General and administrative	15,050	—	144	—	15,194
Depreciation and amortization	19,940	—	183	—	20,123
Acquisition-related costs	2,498	—	—	—	2,498
Restructuring costs	96	—	(75)	—	21
Total operating expenses	144,960	—	5,763	—	150,723
Operating income	27,871	—	1,509	—	29,380
Interest expense	(17,345)	—	14	—	(17,331)
Equity in earnings of subsidiaries	(27)	—	—	27	—
Other income (expense), net	1,264	—	(1,043)	—	221
Income before income taxes	11,763	—	480	27	12,270
Income tax expense	6,306	—	507	—	6,813
Net income	5,457	—	(27)	27	5,457
Other comprehensive income	4,625	—	1,728	(1,728)	4,625
Total comprehensive income	$10,082	$—	$1,701	$(1,701)	$10,082

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$41,670	$7,888	$21,759	$—	$71,317
Investing activities:
Purchases of property and equipment	(14,432)	(58)	(1,321)	—	(15,811)
Capitalized computer software and database costs	(5,414)	—			(5,414)
Acquisition of Internet Auto Parts, Inc, less cash acquired	(2,296)	—	—	—	(2,296)
Net cash used in investing activities	(22,142)	(58)	(1,321)	—	(23,521)
Financing activities:
Proceeds of loan from affiliate	2,195	—	—	—	2,195
Payments on long-term debt	(4,350)	—	—	—	(4,350)
Net cash used in financing activities	(2,155)	—	—	—	(2,155)
Effect of exchange rate changes on cash	—	—	476	—	476
Change in cash and cash equivalents	17,373	7,830	20,914	—	46,117
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$30,887	$9,004	$51,022	$—	$90,913

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,763	$—	$6,064	$—	$28,827
Investing activities:
Purchases of property and equipment	(3,567)	—	(28)	—	(3,595)
Capitalized computer software and database costs	(5,370)	—	—	—	(5,370)
Net cash used in investing activities	(8,937)	—	(28)	—	(8,965)
Financing activities:
Deferred financing fees	(2,594)	—	—	—	(2,594)
Payments on long-term debt	(2,566)	—	—	—	(2,566)
Net cash used in financing activities	(5,160)	—	—	—	(5,160)
Change in cash and cash equivalents	8,666	—	6,036	—	14,702
Cash and cash equivalents, beginning of period	68,459	—	5,831	—	74,290
Cash and cash equivalents, end of period	$77,125	$—	$11,867	$—	$88,992

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included in our Registration Statement on Form S-4, as amended, filed with the Securities exchange commission. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in Part II, Section 1A and our Registration Statement on S-4, as amended, filed with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the acquisitions. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
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
We have a global footprint with customers in more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 3,800 employees worldwide as of March 31, 2012. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographic markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators which provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
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

For purposes of this discussion, we discuss our results for the three and six months ended March 31, 2012 as compared to the Predecessor’s results for the three and six months ended March 31, 2011. When we refer to the acquisition we are referring to the impact of adding Legacy Epicor financial results for the three and six months ended March 31, 2012.
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

Updates to Critical Accounting Policies for Share Based Payments
We account for share-based payments to employees, including grants of restricted units in Eagle Topco, L.P. (Eagle Topco), our indirect parent, in accordance with ASC 718, Compensation — Stock Compensation, which require that share-based payments (to the extent they are compensatory) be recognized in our condensed consolidated statements of operations based on their fair values. In addition, we have applied the applicable provisions of the SEC’s guidance contained in ASC 718 in our accounting for share based compensation awards.
As required by ASC 718, we recognize stock-based compensation expense for share-based payments awards that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Share-based payments expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate. In addition, for restricted units with performance conditions we recognize share-based compensation expense in the period when it becomes probable that the performance condition will be achieved and reverse cumulative stock compensation expense in the event that such performance conditions are no longer deemed probable of being achieved. We recognize expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We are also required to determine the fair value of share based payments awards at the grant date. For restricted units in Eagle Topco, which are subject to service conditions and/or performance conditions, we estimate the fair values of such units based on their intrinsic value. Some of our restricted units in Eagle Topco included a market condition for which we used a Monte Carlo pricing model to establish the grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be impacted.
For a full list of critical accounting policies, please refer to “Management’s Discussion and Analysis” in our Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission.

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

Our revenues are generated from the following business management solutions and services:
Systems revenues are comprised primarily of:

•	License revenues which represent revenues from the sale or license of software to customers. A substantial amount of our new license revenue is characterized by long sales cycles and is therefore a somewhat less predictable revenue stream in nature. The growth in new license revenues that we report is also affected by the strength of general economic conditions and our competitive position in the marketplace.

•
Professional Services revenues which consist primarily of revenues generated from implementation contracts to install and configure our software products. Additionally, we generate revenues from training and educational services to our customers regarding the use of our software products. Our consulting revenues are dependent upon general economic conditions, the level of our license revenues, as well as ongoing purchases of services by our existing customer base.

•
Hardware revenues which consist primarily of computer server and storage product offerings, as well as revenues generated from the installation of hardware products. Our hardware revenues are dependent upon general economic conditions, the level of our license revenues, as well as on going purchases from our existing customer base.

•	Other systems revenue which consists primarily of sales of business products to our existing customer base.

Services revenues are comprised primarily of maintenance services, content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Of our total revenues for the six months ended March 31, 2012, approximately $230.5 million, or 55.7%, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us. The Predecessor’s services revenues consisted primarily of maintenance services, content services and supply chain services.
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

•
Sales and marketing — Sales and marketing expense consists primarily of salaries and bonuses, commissions, share-based compensation expense, travel, marketing promotional expenses and allocated overhead expenses. Corporate marketing expenses are not allocated to our segments. We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and authorized consultants who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these influential businesses. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

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

•
Product development — Product development expense consists primarily of salaries and bonuses, share-based compensation expense, outside services and allocated overhead expenses. Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers.

•
General and administrative — General and administrative expense primarily consists of salaries and bonuses, share-based compensation expense, outside services, and facility and information technology allocations for the executive, finance and accounting, human resources and legal service functions. Bad debt expenses and legal settlement fees are allocated to our segments and the remaining general and administrative expenses are not allocated.

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

Non-Operating Expenses
Our non-operating expenses consist of the following:

•
Interest expense — Interest expense represents interest and amortization of our original issue discount and deferred financing fees related to our outstanding debt. Additionally, the Predecessor’s interest expense represents interest and amortization of deferred financing fees related to the Predecessor’s debt.

•
Other income (expense), net — Other income (expense), net primarily consists of interest income, equity in earnings of equity method investees, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•
Income tax expense — Income tax expense is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends
Demand for our systems and services offerings is correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain for 2012, primarily due to the unresolved European debt crisis and volatile oil prices due to geopolitical risk.
Despite the slower macroeconomic conditions, both of our segments performed well over the past year. Our ERP segment continues to experience growth in the Americas and Asia Pacific, however, in the first six months of fiscal 2012 the soft European economy also led to an unfavorable impact on our revenue in the EMEA region. In the first six months of 2012, the hard goods vertical within our Retail segment has been adversely impacted by ongoing high unemployment, the weak residential housing market, and weak consumer confidence which was offset by the closing of large strategic deals in our soft goods vertical. However, the hard goods vertical did experience year over year growth during our second quarter. We continue to evaluate the economic situation, the business environment and our outlook for changes. We continue to focus on executing in the areas we can control by providing high value products and services while managing our expenses.

Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 (Predecessor)

Total revenues
Our ERP and Retail segments accounted for approximately 60% and 40%, respectively, of our revenues during the three months ended March 31, 2012. This compares to the three months ended March 31, 2011, where the Predecessor’s ERP and Retail segments accounted for approximately 44% and 56%, respectively, of its revenues. The shift in ERP and Retail's percentage of total revenues is attributable to the inclusion of Legacy Epicor in revenues for the three months ended March 31, 2012. See Note 11 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
	Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
ERP revenues
Systems
License	$19,112	$6,115	$12,997	213%
Professional services	32,065	5,788	26,277	454%
Hardware	3,905	2,456	1,449	59%
Other	97	1	96	9,600%
Total systems	55,179	14,360	40,819	284%
Services	66,575	25,327	41,248	163%
Total ERP revenues	$121,754	$39,687	$82,067	207%
Retail revenues
Systems
License	$8,130	$4,553	$3,577	79%
Professional services	12,652	3,484	9,168	263%
Hardware	8,570	5,001	3,569	71%
Other	1,193	1,261	(68)	(5)%
Total systems	30,545	14,299	16,246	114%
Services	52,077	36,277	15,800	44%
Total Retail revenues	$82,622	$50,576	$32,046	63%
Total revenues
Systems
License	$27,242	$10,668	$16,574	155%
Professional services	44,717	9,272	35,445	382%
Hardware	12,475	7,457	5,018	67%
Other	1,290	1,262	28	2%
Total systems	85,724	28,659	57,065	199%
Services	118,652	61,604	57,048	93%
Total revenues	$204,376	$90,263	$114,113	126%

•
ERP revenues - ERP revenues increased by $82.1 million, or 207%, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Of this increase, $79.9 million was attributable to Legacy Epicor revenues while Predecessor ERP revenues increased by $2.2 million. ERP systems revenues increased by $40.8 million, driven by an increase of $39.4 million attributable to ERP systems revenue from Legacy Epicor and an increase of $1.4 million in Predecessor ERP systems revenue which was primarily due to higher professional services revenues as a result of increased license revenues over the previous four quarters. ERP services revenues increased by $41.3 million primarily as a result of $40.5 million from Legacy Epicor. Predecessor ERP services revenues increased $0.8 million primarily due to increased revenue from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues partially offset by a $0.6 million services deferred revenue purchase accounting adjustment and legacy platform attrition.

•
Retail revenues - Retail revenues increased by $32.0 million, or 63%, in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Of this increase, $30.8 million was attributable to Legacy Epicor revenues while Predecessor Retail revenues increased by $1.2 million which was primarily a result of higher systems and support revenues as the hardlines vertical market continues to recover. Retail systems revenues increased by $16.2 million, primarily as a result of $15.4 million in revenues from Legacy Epicor. Predecessor retail systems revenue increased $0.9 million (net of a $0.1 million deferred revenue purchase accounting adjustment), due to higher license and professional services revenues partially offset by lower hardware revenues. Retail services revenues increased by $15.8 million, primarily as a result of $15.3 million of services revenue from Legacy Epicor. Predecessor retailservices revenues increased by $0.5 million as a result of price increases for support services and new customer maintenance support revenues, partially offset by $0.1 million of deferred services revenue purchase accounting adjustments as well as legacy platform attrition.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by systems and services excluding the impact of the deferred revenue purchase accounting adjustment. Segment revenues excluding the impact of the deferred revenue purchase accounting adjustment do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of the deferred revenue purchase accounting adjustment in order to compare the results of our segments on a comparable basis.

		Predecessor
	Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Systems revenues
ERP	$55,211	$14,360	$40,851	284%
Retail	30,954	14,299	16,655	116%
Deferred revenue purchase accounting adjustment	(441)	—	(441)	(100)%
Total systems revenues	85,724	28,659	57,065	199%
Services revenues
ERP	70,073	25,327	44,746	177%
Retail	52,444	36,277	16,167	45%
Deferred revenue purchase accounting adjustment	(3,865)	—	(3,865)	(100)%
Total services revenues	118,652	61,604	57,048	93%
Total revenues
ERP	125,284	39,687	85,597	216%
Retail	83,398	50,576	32,822	65%
Deferred revenue purchase accounting adjustment	(4,306)	—	(4,306)	(100)%
Total revenues	$204,376	$90,263	$114,113	126%
Total revenues for the three months ended March 31, 2012 increased by $114.1 million, or 126%, compared to the three months ended March 31, 2011. The increase in revenues over the comparable period a year ago is primarily a result of $110.6 million of revenue from Legacy Epicor (net of a $3.5 million deferred revenue purchase accounting adjustment), as well as a $2.3 million increase in systems revenues generated by the Predecessor (net of a $0.1 million systems deferred revenue purchase accounting adjustment) and an increase of $1.2 million in services revenues of the Predecessor (net of a $0.7 million services deferred revenue purchase accounting adjustment) as a result of support price increases and content and connectivity revenue growth partially offset by legacy platform attrition .
Total operating expenses
The following table sets forth our cost of revenues for the periods indicated and the variance thereof:

		Predecessor
	Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Cost of systems revenues	$50,447	$15,432	$35,015	227%
Cost of services revenues	36,702	18,548	18,154	98%
Total cost of revenues	$87,149	$33,980	$53,169	156%

•
Cost of systems revenues - Cost of systems revenues increased by $35.0 million. Incremental cost of systems revenues from Legacy Epicor accounted for $34.3 million. The Predecessor's cost of systems revenues increased by $0.7 million primarily due to higher professional services costs as of a result of higher license revenues over the past four quarters.

•
Cost of services revenues - Cost of services revenues increased by $18.2 million. Incremental cost of services revenues from Legacy Epicor accounted for $17.6 million of the increase. The Predecessor's cost of services revenues increased by $0.6 million primarily as a result of higher third party maintenance fees and outside services fees due to higher revenues.

The following table sets forth the other operating expenses for the periods indicated and the variance thereof:

		Predecessor
	Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Sales and marketing	$34,514	$13,920	$20,594	148%
Product development	21,492	7,656	13,836	181%
General and administrative	18,414	7,008	11,406	163%
Depreciation and amortization	34,098	9,991	24,107	241%
Acquisition related	591	478	113	24%
Restructuring costs	572	(3)	575	(19,167)%
Total other operating expenses	$109,681	$39,050	$70,631	181%
Total other operating expenses increased by $70.6 million, or 181% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was driven primarily by incremental operating costs from Legacy Epicor as well as increased depreciation and amortization as a result of the acquisitions as well as one-time restructuring costs.

•
Sales and marketing - Sales and marketing expenses increased by $20.6 million, or 148%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily the result of $21.0 million of incremental sales and marketing expenses from Legacy Epicor, partially offset by lower salary and commissions for the Predecessor.

•
Product development - Product development expenses increased by $13.8 million, or 181%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily the result of $13.9 million of incremental product development expenses from Legacy Epicor.

•
General and administrative - General and administrative expenses increased by $11.4 million, or 163%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily the result of $8.8 million of incremental general and administrative costs from Legacy Epicor and $0.3 million of management fees paid to Apax. Additionally, the Predecessor's general and administrative costs increased by $2.2 million primarily as a result of $1.1 million of higher employee related expenses primarily related to share-based compensation, $0.4 million of telecommunications costs, $0.4 million of professional and outside services and $0.2 million of bad debt expense.

•
Depreciation and amortization - Depreciation and amortization expense was $34.1 million for the three months ended March 31, 2012 compared to $10.0 million for the three months ended March 31, 2011, an increase of $24.1 million. The increase was primarily the result of additional amortization on increased intangible assets due to the acquisitions, as well as incremental depreciation and amortization expense from Legacy Epicor.

•
Acquisition-related costs - Acquisition-related costs were $0.6 million for the three months ended March 31, 2012 as compared to $0.5 million for the three months ended March 31, 2011. The acquisition costs for the three months ended March 31, 2012 consisted primarily of legal fees related to the acquisition and the IAP purchase.

•
Restructuring costs - During the three months ended March 31, 2012, we incurred $0.6 million of restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities as a result of the acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the three months ended March 31, 2011, the Predecessor did not have significant restructuring related charges. See Note 9 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended March 31, 2012 and 2011 was $22.9 million and $9.0 million, respectively. The increase in interest expense was primarily a result of increased debt levels after the acquisitions.

Other income (expense), net
Other income for the three months ended March 31, 2012 was $1.7 million for the three months ended compared to $0.1 million for the three months ended March 31, 2011. The three months ended March 31, 2012 included $0.9 million of earnings from our minority interest in Internet Auto Parts, Inc., as well as $1.1 million of foreign exchange gains. The three months ended March 31, 2011 consisted primarily of $0.3 million of foreign exchange gains.
Income tax expense (benefit)
We recognized income tax benefit of $4.2 million, or 30.7% of pre-tax loss, for the three months ended March 31, 2012 compared to the Predecessor’s income tax expense of $6.3 million, or 76.5% of pre-tax income, in the comparable period in 2011. Our effective tax rate for the three months ended March 31, 2012 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries, taxes related to repatriation of income of certain foreign subsidiaries, and non-deductible expenses. In addition, in the three months ended March 31, 2011, the Predecessor’s tax rate was higher than the federal statutory rate due to taxes related to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by release of a valuation allowance recorded against certain state deferred tax assets and release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.
See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting using segment contribution margin as a measure of operating performance and are not necessarily in conformity with United States generally accepted accounting principles ("GAAP”). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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
Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs, such as human resources, finance and accounting, share-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income.
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

Contribution margin for the three months ended March 31, 2012 and 2011 is as follows:

		Predecessor
	Three Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
ERP	$33,954	$17,968	$15,986	89.0%
Retail	26,603	17,022	9,581	56.3%
Total segment contribution margin	$60,557	$34,990	$25,567	73.1%

•
ERP contribution margin - The contribution margin for ERP increased by $16.0 million, primarily as a result of $14.0 million incremental contribution margin from Legacy Epicor as well as $2.0 million of increased Predecessor ERP contribution margin. The increase in Predecessor contribution margin was primarily due to increased margins from higher professional services revenue as well as $1.1 million of lower salary related and commission expense, partially offset by a $0.3 million increase in bad debt expense and $0.6 million of deferred revenue purchase accounting adjustments.

•
Retail contribution margin - The contribution margin for Retail increased by $9.6 million, primarily as a result of $9.0 million of incremental contribution margin related to Legacy Epicor. The increase in the Predecessor Retail contribution margin was primarily attributable to increased license, professional services and support revenues and corresponding margins and decreases in bad debt and legal costs of $0.2 million and $0.2 million, respectively, partially offset by $0.3 million increased salary related expenses and $0.2 million deferred revenue purchase accounting adjustment.

The reconciliation of total segment contribution margin to income (loss) before income taxes is as follows:

		Predecessor
	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Segment contribution margin	$60,557	$34,990
Corporate and unallocated costs	(14,596)	(6,353)
Stock-based compensation expense	(3,154)	(938)
Depreciation and amortization	(34,098)	(9,991)
Acquisition-related	(591)	(478)
Restructuring costs	(572)	3
Interest expense	(22,900)	(9,046)
Other income (expense), net	1,690	110
Income (loss) before income taxes	$(13,664)	$8,297

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011 (Predecessor)

Total revenues
Our ERP and Retail segments accounted for approximately 60% and 40%, respectively, of our revenues during the six months ended March 31, 2012. This compares to the six months ended March 31, 2011, where the Predecessor’s ERP and Retail segments accounted for approximately 44% and 56%, respectively, of its revenues. The shift in ERP and Retail's percentage of total revenues is attributable to the inclusion of Legacy Epicor in revenues for the six months ended March 31, 2012. See Note 11 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.
The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
	Six Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
ERP revenues
Systems
License	$47,435	$12,309	$35,126	285%
Professional services	63,880	10,975	52,905	482%
Hardware	7,640	5,118	2,522	49%
Other	245	3	242	8,067%
Total systems	119,200	28,405	90,795	320%
Services	127,575	50,514	77,061	153%
Total ERP revenues	$246,775	$78,919	$167,856	213%
Retail revenues
Systems
License	$20,043	$8,749	$11,294	129%
Professional services	23,988	7,267	16,721	230%
Hardware	17,702	10,596	7,106	67%
Other	2,362	2,496	(134)	(5)%
Total systems	64,095	29,108	34,987	120%
Services	102,913	72,076	30,837	43%
Total Retail revenues	$167,008	$101,184	$65,824	65%
Total revenues
Systems
License	$67,478	$21,058	$46,420	220%
Professional services	87,868	18,242	69,626	382%
Hardware	25,342	15,714	9,628	61%
Other	2,607	2,499	108	4%
Total systems	183,295	57,513	125,782	219%
Services	230,488	122,590	107,898	88%
Total revenues	$413,783	$180,103	$233,680	130%

•
ERP revenues - ERP revenues increased by $167.9 million, or 213%, in the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Of this increase, $163.7 million was attributable to Legacy Epicor revenues while Predecessor ERP revenues increased by $4.2 million. ERP systems revenues increased by $90.8 million, driven by an increase of $86.7 million attributable to ERP systems revenue from Legacy Epicor and an increase of $4.1 million in Predecessor ERP systems revenue which was primarily due to higher average selling prices to new customers as a result of large strategic deals in the current year and higher professional services revenues as a result of increased license revenues over the previous four quarters. ERP services revenues increased by $77.1 million primarily as a result of $77.0 million from Legacy Epicor. Predecessor ERP services revenues increased $0.1 million due to increased revenue from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues partially offset by a $2.2 million services deferred revenue purchase accounting adjustment and legacy platform attrition.

•
Retail revenues - Retail revenues increased by $65.8 million, or 65%, in the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. Of this increase, $66.3 million was attributable to Legacy Epicor revenues, partially offset by a decrease in Predecessor Retail revenues of $0.5 million. Retail systems revenues increased by $35.0 million, primarily as a result of $36.2 million in revenues from Legacy Epicor, partially offset by a decrease in Predecessor retail systems revenue of $1.2 million (net of a $0.3 million deferred revenue purchase accounting adjustment), due to lower hardware revenues. Retail services revenues increased by $30.8 million, primarily as a result of $30.1 million of services revenue from Legacy Epicor. Predecessor retail services revenues increased by $0.7 million as a result of price increases for support services, new customer maintenance support revenues and increased content and connectivity revenues partially offset by $0.3 million of deferred services revenue purchase accounting adjustments as well as legacy platform attrition.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by systems and services excluding the impact of the deferred revenue purchase accounting adjustment. Segment revenues excluding the impact of the deferred revenue purchase accounting adjustment do not represent GAAP revenues for our segments. We use segment revenues excluding the impact of the deferred revenue purchase accounting adjustment in order to compare the results of our segments on a comparable basis.

		Predecessor
	Six Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Systems revenues
ERP	$119,559	$28,405	$91,154	321%
Retail	64,746	29,108	35,638	122%
Deferred revenue purchase accounting adjustment	(1,010)	—	(1,010)	(100)%
Total systems revenues	183,295	57,513	125,782	219%
Services revenues
ERP	139,240	50,514	88,726	176%
Retail	104,207	72,076	32,131	45%
Deferred revenue purchase accounting adjustment	(12,959)	—	(12,959)	(100)%
Total services revenues	230,488	122,590	107,898	88%
Total revenues
ERP	258,799	78,919	179,880	228%
Retail	168,953	101,184	67,769	67%
Deferred revenue purchase accounting adjustment	(13,969)	—	(13,969)	(100)%
Total revenues	$413,783	$180,103	$233,680	130%

Total revenues for the six months ended March 31, 2012 increased by $233.7 million, or 130%, compared to the six months ended March 31, 2011. The increase in revenues over the comparable period a year ago is primarily a result of $230.0 million of revenue from Legacy Epicor (net of a $11.2 million deferred revenue purchase accounting adjustment), as well as a $2.9 million increase in systems revenues generated by the Predecessor (net of a $0.3 million systems deferred revenue purchase accounting adjustment) and an a $0.8 million in services revenues of the Predecessor (net of a $2.4 million services deferred revenue purchase accounting adjustment), primarily due to support price increases and content and connectivity revenue growth.

Total operating expenses
The following table sets forth our cost of revenues for the periods indicated and the variance thereof:

		Predecessor
	Six Months Ended
(In thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Cost of systems revenues	$102,733	$31,358	$71,375	228%
Cost of services revenues	72,729	38,314	34,415	90%
Total cost of revenues	$175,462	$69,672	$105,790	152%

•
Cost of systems revenues - Cost of systems revenues increased by $71.4 million. Incremental cost of systems revenues from Legacy Epicor accounted for $71.4 million of the increase. Additionally the Predecessor had an increase in professional services costs due to higher professional services revenues which was offset by lower hardware costs due to lower hardware revenues and lower license costs due to lower third party software costs.

•
Cost of services revenues - Cost of services revenues increased by $34.4 million. Incremental cost of services revenues from Legacy Epicor accounted for $35.0 million of the increase, which was partially offset by lower employee related expenses and third party maintenance costs of the Predecessor.

The following table sets forth the other operating expenses for the periods indicated and the variance thereof:

		Predecessor
	Six Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
Sales and marketing	$73,855	$27,367	$46,488	170%
Product development	42,137	15,848	26,289	166%
General and administrative	39,684	15,194	24,490	161%
Depreciation and amortization	67,843	20,123	47,720	237%
Acquisition related	2,821	2,498	323	13%
Restructuring costs	4,212	21	4,191	19,957%
Total other operating expenses	$230,552	$81,051	$149,501	184%
Total other operating expenses increased by $149.5 million, or 184%, for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. The increase was driven primarily by incremental operating costs from Legacy Epicor as well as increased depreciation and amortization as a result of the acquisitions as well as one-time restructuring costs.

•
Sales and marketing - Sales and marketing expenses increased by $46.5 million, or 170%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The increase was primarily the result of $46.5 million of incremental sales and marketing expenses from Legacy Epicor. The Predecessor had an increase of $0.2 million of travel and $0.2 million of commissions offset by $0.4 million of lower salary expense.

•
Product development - Product development expenses increased by $26.3 million, or 166%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The increase was primarily the result of $26.7 million of incremental product development expenses from Legacy Epicor partially offset by lower employee related costs for the Predecessor as a result of lower headcount.

•	General and administrative - General and administrative expenses increased by $24.5 million, or 161%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The increase was primarily the result of $21.4 million of incremental general and administrative costs from Legacy Epicor and higher employee related expenses for the Predecessor primarily as a result of $1.2 million of higher share-based compensation expenses, $0.7 million of salary expense, $0.3 million of relocation and recruiting costs, and $0.3 million of professional services.

•
Depreciation and amortization - Depreciation and amortization expense was $67.8 million for the six months ended March 31, 2012 compared to $20.1 million for the six months ended March 31, 2011, an increase of $47.7 million. The increase was primarily the result of additional amortization on increased intangible assets due to the acquisitions, as well as incremental depreciation and amortization expense from Legacy Epicor.

•	Acquisition-related costs - Acquisition-related costs were $2.8 million for the six months ended March 31, 2012 as compared to $2.5 million for the six months ended March 31, 2011.

•
Restructuring costs - During the six months ended March 31, 2012, we incurred $4.2 million of restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities as a result of the acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. In addition, restructuring costs during the six months ended March 31, 2012 included adjustments of $1.7 million to refine our estimate of subleases for vacated facilities. During the six months ended March 31, 2011, the Predecessor did not have significant restructuring related charges. See Note 9 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the six months ended March 31, 2012 and 2011 was $45.4 million and $17.3 million, respectively. The increase in interest expense was primarily a result of increased debt levels after the acquisitions.
Other income (expense), net
Other income (expense) for the six months ended March 31, 2012 and 2011 was income of $0.4 million compared to income of $0.2 million. The six months ended March 31, 2012 included $0.9 million of earnings from our minority interest in Internet Auto Parts, Inc, partially offset by a loss on disposal of fixed assets of $0.5 million. The six months ended March 31, 2011 included a foreign exchange gain of $0.4 million and $1.5 million of earnings from our minority interest in Internet Auto Parts, Inc. partially offset by a loss on disposal of fixed assets of $1.5 million.

Income tax expense (benefit)
We recognized income tax benefit of $10.3 million, or 27.7% of pre-tax loss, for the six months ended March 31, 2012 compared to the Predecessor’s income tax expense of $6.8 million, or 55.5% of pre-tax income, in the comparable period in 2011. Our effective tax benefit rate for the six months ended March 31, 2012 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries, taxes related to repatriation of income of certain foreign subsidiaries and non-deductible expenses. In addition, in the six months ended March 31, 2011, the Predecessor’s tax rate was substantially higher than the federal statutory rate due to taxes related to repatriation of income of certain foreign subsidiaries and an increase in unrecognized tax benefits, partially offset by release of a valuation allowance recorded against certain state tax assets and a reduction the effective state tax rate following merger of the Predecessor and a domestic subsidiary. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting using segment contribution margin as a measure of operating performance and are not necessarily in conformity with United States generally accepted accounting principles (“GAAP”). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.
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

Contribution margin for the six months ended March 31, 2012 and 2011 is as follows:

		Predecessor
	Six Months Ended
(in thousands, except percentages)	March 31, 2012	March 31, 2011	Variance $	Variance %
ERP	$65,406	$33,810	$31,596	93.5%
Retail	53,634	32,706	20,928	64.0%
Total segment contribution margin	$119,040	$66,516	$52,524	79.0%

•
ERP contribution margin - The contribution margin for ERP increased by $31.6 million, primarily as a result of $25.9 million incremental contribution margin from Legacy Epicor as well as $5.9 million of increased Predecessor ERP contribution margin. The increase in Predecessor ERP contribution margin was primarily due to increased margins from higher license, professional services and services revenues as well as $1.1 million of lower product development salary related expenses, $0.5 million of lower sales salary and commission expense, $0.1 million of lower bad debt expense partially offset by $2.2 million of deferred revenue purchase accounting adjustments.

•
Retail contribution margin - The contribution margin for Retail increased by $20.9 million, primarily as a result of $21.5 million of incremental contribution margin related to Legacy Epicor partially offset by $0.5 million of Predecessor Retail contribution margin. The reduction in the Predecessor contribution margin was primarily attributable to $0.6 million increase in commissions expense, $0.5 million of product development salary related expense and an unfavorable $0.6 million revenue purchase accounting adjustment partially offset by higher services margins primarily due to support price increases.

The reconciliation of total segment contribution margin to income (loss) before income taxes is as follows:

		Predecessor
	Six Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Segment contribution margin	$119,040	$66,516
Corporate and unallocated costs	(32,595)	(12,614)
Stock-based compensation expense	(3,800)	(1,880)
Depreciation and amortization	(67,843)	(20,123)
Acquisition-related	(2,821)	(2,498)
Restructuring costs	(4,212)	(21)
Interest expense	(45,358)	(17,331)
Other income (expense), net	365	221
Income (loss) before income taxes	$(37,224)	$12,270

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our Senior Secured Credit Facilities (the “2011 credit agreement”) and senior notes. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are also dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 credit agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms reasonable to us or at all.

As a result of completing the acquisitions, we have significant leverage. As of March 31, 2012, our total indebtedness was $1,328.5 million ($1,320.5 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $75.0 million. As a result of completing the purchase of Internet Auto Parts, Inc, we have an additional undrawn revolving credit facility of $0.4 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the six months ended March 31, 2012 was $45.4 million.

We have contractual obligations of $104.4 million due in fiscal year 2012. These obligations are comprised primarily of debt service related to our senior secured term loans and our senior notes. In addition, we expect to incur approximately $40 million of capital expenditures during fiscal 2012. We believe that our cash and cash equivalents balance as of March 31, 2012, and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months.

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $75.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

2011 Credit Agreement

For more information, see Note 4 in the unaudited condensed consolidated financial statements included elsewhere in this filing. As of March 31, 2012, we had $863.5 million (before $8.0 million unamortized original issue discount as of March 31, 2012) outstanding related to our 2011 credit agreement. In addition, we have an additional availability of $75.0 million as a result of our undrawn revolving credit facility.

The borrowings under the 2011 credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of March 31, 2012, we had $863.5 million outstanding under the term loans, $0 outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 5.0%.

Substantially all of our assets and those of our domestic subsidiaries, except Internet Auto Parts, Inc., are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed.

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

Senior Notes

For more information, see Note 4 in the unaudited condensed consolidated financial statements included elsewhere in this filing. As of March 31, 2012, we had senior notes outstanding of $465.0 million in principal amount at an interest rate of 8 5/8%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets.

Cash Flows

Operating Activities

Cash provided by operating activities for the six months ended March 31, 2012 included a net loss of $26.9 million and $24.0 million of cash provided by changes in operating assets and liabilities, offset by add-backs for non-cash expenses of $74.2 million. Cash provided by the Predecessor’s operating activities for the six months ended March 31, 2011 included net income of $5.5 million, cash provided by changes in operating assets and liabilities of $0.2 million, and add-backs for non-cash charges of $23.2 million.

Investing Activities

Our net cash used in our investing activities was $23.5 million for the six months ended March 31, 2012. The cash used in investing activities was primarily for purchases of $15.8 million of property and equipment, $5.4 million for capitalization of database and software costs, and $2.3 million for the purchase of Internet Auto Parts, Inc, net of cash acquired. Net cash used in investing activities for the Predecessor for the six months ended March 31, 2011 was $9.0 million, and was primarily for purchases of $3.6 million of property and equipment and $5.4 million for capitalization of database and software.

Financing Activities

Our net cash used in financing activities was $2.2 million for the six months ended March 31, 2012. The cash used in financing activities included $4.4 million of payments on long-term debt, offset by cash provided by a $2.2 million loan received from an affiliate, Eagle Topco, Ltd. Net cash used in financing activities by the Predecessor for the six months ended March 31, 2011 was $5.2 million, which included $2.6 million for payments on long-term debt and $2.6 million for payments of deferred financing fees.

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
Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2012, the applicable ratio is 5.50:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.
At March 31, 2012, we did not have an outstanding balance under the revolving credit facility, we were not subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.
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
Although we were not required to meet a maximum first lien senior secured leverage ratio as of March 31, 2012, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for us and the Predecessor for the three and six months ended March 31, 2012 is presented below.

		Predecessor		Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$(9,474)	$1,950	$(26,896)	$5,457
Interest expense	22,900	9,046	45,358	17,331
Income tax expense (benefit)	(4,190)	6,347	(10,328)	6,813
Depreciation and amortization	34,098	9,991	67,843	20,123
EBITDA	43,334	27,334	75,977	49,724
Acquisition-related costs	591	478	2,821	2,498
Restructuring costs	572	(3)	4,212	21
Deferred revenue and other purchase accounting adjustments	4,404	—	14,207	—
Share-based compensation expense	3,154	938	3,800	1,880
Management fees paid to Apax	485	—	971	—
Other	(551)	80	1,182	1,789
Adjusted EBITDA	$51,989	$28,827	$103,170	$55,912
The maximum first lien senior secured leverage ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. As we have less than twelve months of operating results, and as we were not required to meet a maximum first lien senior secured leverage ratio as of March 31, 2012, we have not presented a calculation of the first lien senior secured leverage ratio in this filing.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At March 31, 2012, pursuant to our 2011 credit agreement, we had $863.5 million aggregate principal amount outstanding of term loans due 2018 and $465.0 million in principal amount of 8 5/8% senior notes due 2019. The term loans bear interest at floating rates. At March 31, 2012, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of March 31, 2012 we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through December 31, 2011. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 3-month period beginning March 31, 2013 through December 31, 2013.

See “Derivative Instruments and Hedging Activities” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk
We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three and six months ended March 31, 2012, we recorded a net foreign currency gain of approximately $1.1 million and a net foreign currency loss of less than $0.1 million, respectively. A 1% change in foreign exchange rates would affect our revenues by approximately $0.4 million.
Item 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

State Court Shareholder Litigation

        In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al.,(filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

                The state court suits alleged that the Legacy Epicor directors breached their fiduciary duties of loyalty and due care, among others, by seeking to complete the sale of Legacy Epicor to funds advised by Apax through an allegedly unfair process and for an unfair price and by omitting material information from the Solicitation/Recommendation Statement on Schedule 14D-9 that Legacy Epicor filed on April 11, 2011 with the SEC. The complaints also alleged that Legacy Epicor, Apax Partners, L.P. and Element Merger Sub, Inc. aided and abetted the directors in the alleged breach of fiduciary duties. The plaintiffs sought certification as a class and relief that included, among other things, an order enjoining the tender offer and merger, rescission of the merger, and payment of plaintiff's attorneys' fees and costs. On April 25, 2011, plaintiff Hull filed a motion in Delaware Chancery Court for a preliminary injunction seeking to enjoin the parties from taking any action to consummate the transaction. On April 28, 2011, plaintiff Hull withdrew this motion.  On December 30, 2011, Hull dismissed his Delaware suit.

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The parties are now in the process of conducting discovery.

We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
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

At March 31, 2012, the maturities of our outstanding debt consisted of $863.5 million (before $8.0 million unamortized original issue discount as of March 31, 2012) of Senior Secured Credit Facility due 2018 and $465.0 million of senior notes due 2019. Our debt service related to the Senior Secured Credit Facility and senior notes for the six months ended March 31, 2012 was $45.5 million, including $4.4 million of debt repayment related to the term loan and $41.1 million of interest expense (net of $2.6 million amortization of deferred financing costs and amortization of OID and $1.7 million of additions to accrued interest.)
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
Our products incorporate and rely upon software products developed by several other third party entities such as Microsoft Corporation, Progress Software Corporation, and Rocket Software, Inc. Specifically, our software products are built and depend upon several underlying and evolving relational database management system (RDBMS) platforms including Microsoft SQL Server®, Progress OpenEdge and Rocket U2, and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to us or to our customers, either directly from the third party manufacturers or through other resellers of such products, we may not be able to readily replace these products with substitute products. We cannot provide assurance that these third parties will:

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
As a result of the acquisitions, the current economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. In the six months ended March 31, 2012, we recorded restructuring charges of $4.2 million. As a result of the acquisition and further integration activities, or if we continue to be adversely affected by the global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.
We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.
As a result of the acquisitions and the purchase of IAP, we recorded goodwill of $1,184 million and intangible assets with a fair value of $947 million. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. On December 31, 2011, certain employees and directors were granted a total of 23,610,050 Series C restricted units. See Note 8 — Restricted Partnership Unit Plans — in our Condensed Consolidated Financial Statements for further information.
The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in these transactions. All recipients had adequate access, through their relationships with the Company and Eagle Topco, to information about the Company and Eagle Topco. The sales of these securities were made without any general solicitation or advertising.

Item 6 — Exhibits

(a)	Index to Exhibits.
The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: May 14, 2012	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: May 14, 2012	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* Furnished not filed herewith