Form 10-Q
period 2012-06-30
Epicor Software Corp
filed 2012-08-14
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number  333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Dublin Boulevard Suite 300 Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2012, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012
INDEX

Page

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended June 30, 2012, the period from Inception to June 30, 2011, the period from April 1, 2011 to May 15, 2011 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012, the period from Inception to June 30, 2011, and the period from October 1, 2010 to May 15, 2011 (Predecessor)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

PART II — OTHER INFORMATION	57

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 6. Exhibits	68

SIGNATURES	69

Exhibits Index	70

Ex. 31.1

Ex. 31.2

Ex. 32.1

Ex. 32.2

Ex. 101

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,115	$44,796
Accounts receivable, net of allowances of $11,830 and $6,042 at June 30, 2012 and September 30, 2011, respectively	120,408	123,990
Inventories, net	5,203	4,440
Deferred tax assets	29,433	29,728
Income tax receivable	9,399	8,768
Prepaid expenses and other current assets	34,002	32,499
Total current assets	297,560	244,221
Property and equipment, net	64,013	55,154
Intangible assets, net	821,916	902,976
Goodwill	1,184,662	1,179,484
Deferred financing costs	34,519	37,649
Other assets	38,001	45,886
Total assets	$2,440,671	$2,465,370
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,729	$25,214
Payroll related accruals	34,177	24,863
Deferred revenue	133,727	115,909
Current portion of long-term debt	8,700	8,700
Accrued interest payable	6,684	15,042
Accrued expenses and other current liabilities	53,497	51,103
Total current liabilities	264,514	240,831
Long-term debt, net of unamortized discount of $7,768 and $8,581 at June 30, 2012 and September 30, 2011, respectively	1,309,847	1,315,559
Deferred income tax liabilities	269,841	294,680
Loan from affiliate	2,199	—
Other liabilities	35,900	26,584
Total liabilities	1,882,301	1,877,654
Commitments and contingencies (Note 12)
Stockholder’s Equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2012 and September 30, 2011	647,000	647,000
Additional paid-in capital	6,668	—
Accumulated deficit	(88,714)	(55,968)
Accumulated other comprehensive loss	(6,584)	(3,316)
Total stockholder’s equity	558,370	587,716
Total liabilities and stockholder’s equity	$2,440,671	$2,465,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

				Predecessor			Predecessor
	Three Months Ended	Inception to		April 1, 2011 to	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands)	June 30, 2012	June 30, 2011		May 15, 2011	June 30, 2012	June 30, 2011	May 15, 2011
Revenues:
Systems
License	$33,999	$22,630		$7,134	$101,477	$22,630	$28,192
Professional services	44,830	24,335		4,629	132,699	24,335	22,871
Hardware	13,716	8,481		3,841	39,058	8,481	19,555
Other	1,387	756		632	3,993	756	3,131
Total systems	93,932	56,202		16,236	277,227	56,202	73,749
Services	123,357	46,371		30,990	353,845	46,371	153,581
Total revenues	217,289	102,573		47,226	631,072	102,573	227,330
Operating expenses:
Cost of systems revenues[1] (Note 1)	55,894	30,336		8,566	158,626	30,336	39,922
Cost of services revenues[1]	36,228	17,546		9,550	108,957	17,546	47,866
Sales and marketing	35,305	20,187		8,835	109,160	20,187	36,200
Product development	21,562	11,249		3,811	63,699	11,249	19,659
General and administrative	19,470	8,425		6,325	59,155	8,425	21,519
Depreciation and amortization	35,242	16,824		5,199	103,085	16,824	25,322
Acquisition-related costs	1,703	40,222		14,348	4,524	40,222	16,846
Restructuring costs	84	3,404		5	4,296	3,404	27
Total operating expenses	205,488	148,193		56,639	611,502	148,193	207,361
Operating income (loss)	11,801	(45,620)		(9,413)	19,570	(45,620)	19,969
Interest expense	(22,454)	(13,216)		(15,738)	(67,812)	(13,216)	(33,069)
Other income (expense), net	(681)	(158)		2	(316)	(158)	223
Loss before income taxes	(11,334)	(58,994)		(25,149)	(48,558)	(58,994)	(12,877)
Income tax benefit	(5,484)	(20,196)		(11,301)	(15,812)	(20,196)	(4,488)
Net loss	$(5,850)	$(38,798)		$(13,848)	$(32,746)	$(38,798)	$(8,389)
Comprehensive income (loss):
Net loss	$(5,850)	$(38,798)		$(13,848)	$(32,746)	$(38,798)	$(8,389)
Unrealized gain (loss) on cash flow hedges, net of taxes	(868)	—		417	(2,518)	—	3,314
Early termination of cash flow hedges, net of taxes		—	—	2,112		—	2,112
Unrealized loss on pension plan liabilities, net of taxes	—	—		—	(158)	—	—
Foreign currency translation adjustment	(1,897)	290		91	(592)	290	1,819
Comprehensive loss	$(8,615)	$(38,508)		$(11,228)	$(36,014)	$(38,508)	$(1,144)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately below.
The accompanying notes are an integral part of these condensed consolidated financial statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Predecessor
	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands)	June 30, 2012	June 30, 2011	May 15, 2011
Operating activities:
Net loss	$(32,746)	$(38,798)	$(8,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	6,668	—	5,713
Depreciation and amortization	103,085	16,824	25,322
Amortization of deferred financing costs and original issue discount	3,943	5,115	9,265
Changes in operating assets and liabilities and other	10,201	(15,336)	(4,551)
Net cash provided by (used in) operating activities	91,151	(32,195)	27,360
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	—	(886,138)	—
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	—	(716,718)	—
Purchases of property and equipment	(19,635)	(2,633)	(3,879)
Capitalized computer software and database costs	(8,279)	(1,441)	(6,750)
Acquisition of other businesses, net of cash acquired	(4,488)	—	—
Sale of short-term investments	329	—	—
Net cash used in investing activities	(32,073)	(1,606,930)	(10,629)
Financing activities:
Equity investment from Apax	—	647,000	—
Proceeds from senior secured credit and revolving facilities, net of discount	—	887,925	—
Proceeds from senior notes	—	465,000	—
Payment of deferred financing fees	—	(39,730)	(2,594)
Excess tax benefits for stock-based compensation	—	—	509
Proceeds of loan from affiliate	2,199	—	—
Payments on long-term debt	(6,525)	(265,022)	(2,566)
Net cash provided by (used in) financing activities	(4,326)	1,695,173	(4,651)
Effect of exchange rate changes on cash	(433)	(2)	—
Net change in cash and cash equivalents	54,319	56,046	12,080
Cash and cash equivalents, beginning of period	44,796	—	74,290
Cash and cash equivalents, end of period	$99,115	$56,046	$86,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION

Formation of Epicor Software Corporation

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as (“Apax”), for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On April 4, 2011, Eagle entered into an Agreement and Plan of Merger with AGI, Activant and certain other parties pursuant to which Eagle agreed to acquire AGI and Activant. Also on April 4, 2011, Eagle entered into an Agreement and Plan of Merger with Legacy Epicor and certain other parties, pursuant to which Eagle agreed to acquire Legacy Epicor. On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “acquisition” or “acquisitions.” Prior to May 16, 2011, Eagle did not engage in any business except for activities related to its formation, the acquisitions and arranging the related financing. Prior to the acquisitions, there were no related party relationships between Eagle and AGI, Activant, or Legacy Epicor.

Activant was determined to be the Predecessor for financial reporting purposes due to its relative size to Legacy Epicor. Further, the majority of Named Executive Officers and other executive officers of the Company were employees of Activant.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as the Predecessor’s accounts and the accounts of its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2012, the audited consolidated balance sheet as of September 30, 2011, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2012 and for the period from Inception to June 30, 2011 and the unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2012 and for the period from Inception to June 30, 2011 represent the financial position, results of operations and cash flows of the Company and our wholly-owned subsidiaries as of and for those periods. The accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the period from April 1, 2011 to May 15, 2011 and the period from October 1, 2010 to May 15, 2011 and the unaudited condensed consolidated statement of cash flows for the period from October 1, 2010 to May 15, 2011 represent the results of operations and cash flows of the Predecessor and its wholly-owned subsidiaries for those periods. In the opinion of our management and in the opinion of the Predecessor’s management, as applicable, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at June 30, 2012 and September 30, 2011, the results of our operations for the three and nine months ended June 30, 2012 and the period from Inception to June 30, 2011, our cash flows for the nine months ended June 30, 2012 and the period from Inception to June 30, 2011, the Predecessor’s results of operations for the period from April 1, 2011 to May 15, 2011 and the period from October 1, 2010 to May 15, 2011, and the Predecessor's cash flows for the period from October 1, 2010 to May 15, 2011.

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

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2012.

Share-Based Payments

In November 2011, the board of directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. During fiscal 2012, we granted restricted partnership units to certain executives and board members as compensation for their services. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive income (loss) based on their fair values and the estimated number of shares or units we ultimately expect will vest. We recognize share-based payments expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We record deferred tax assets for share-based payments plan awards that result in deductions on our income tax returns based on the amount of share-based payments expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Components of Cost of Systems Revenues

The components of the Company’s and the Predecessor’s cost of systems revenues were as follows (in thousands):

			Predecessor			Predecessor
	Three Months Ended	Inception to	April 1, 2011 to	Nine Months Ended	Inception to	October 1, 2010 to
	June 30, 2012	June 30, 2011	May 15, 2011	June 30, 2012	June 30, 2011	May 15, 2011
Components of cost of systems revenues:
License	$5,477	$3,467	$1,090	$14,465	$3,467	$3,756
Professional services	37,778	19,338	4,106	108,256	19,338	18,541
Hardware	11,782	7,050	2,993	33,457	7,050	15,721
Other	857	481	377	2,448	481	1,904
Total	$55,894	$30,336	$8,566	$158,626	$30,336	$39,922

Recently Issued Accounting Pronouncements

Fair Value Measurements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 6 below). ASU 2011-04 became effective for us during our second fiscal quarter, and was adopted prospectively. In conjunction with adopting ASU 2011-04, we disclosed the fair value of investments and the inputs used to estimate that fair value.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

On May 16, 2011 funds advised by Apax made an equity investment in Eagle Topco, Ltd., a limited partnership. Eagle Topco, Ltd used the invested amounts to make an equity investment in Eagle, which subsequently changed its name to Epicor Software Corporation. Eagle used the invested amounts, together with certain debt proceeds, to acquire AGI, Activant and Legacy Epicor. The acquisitions, as defined in “Formation of Epicor Software Corporation” included in Note 1, have been accounted for using the acquisition method of accounting based on Accounting Standards Codification ASC 805 which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

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

Fair Value of Assets Acquired and Liabilities Assumed

The acquisitions and related transactions were funded by a combination of an equity investment by funds advised by Apax of approximately $647.0 million, $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn under the senior secured revolving credit facility and acquired cash. We incurred an aggregate of approximately

$39.7 million of issuance costs related to our senior secured term loan facility and revolving credit facility and the senior notes that has been deferred and will be amortized over the life of the relevant debt to which it pertains. The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to synergies expected to be realized from combining the two companies. We have determined that goodwill arising from these acquisitions will not be deductible for tax purposes. While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and were subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions resulted in adjustments to goodwill. As of June 30, 2012, the measurement period for the acquisitions has been finalized.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	Activant	Legacy Epicor	Combined
Total purchase price	$972,508	$802,300	$1,774,808
Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$153,013	$223,454	$376,467
Property and equipment, net	12,835	39,788	52,623
Other non-current assets	9,588	21,171	30,759
Total tangible assets acquired	175,436	284,413	459,849
Identified intangible assets acquired	442,480	502,070	944,550
Current liabilities assumed	(61,954)	(164,964)	(226,918)
Long-term liabilities assumed	(171,003)	(411,154)	(582,157)
Total assets acquired in excess of liabilities assumed	384,959	210,365	595,324
Goodwill	587,549	591,935	1,179,484
Total purchase price	$972,508	$802,300	$1,774,808

During the three months ended June 30, 2012, the Company recorded a $2.1 million adjustment to the purchase price allocation to adjust income tax assets acquired and income tax liabilities assumed. This adjustment resulted in a $0.9 million decrease to current assets, a $4.4 million increase in current liabilities, a $7.4 million decrease to long term liabilities (consisting of a $15.6 million decrease to other long term liabilities for uncertain tax positions and a $8.2 million increase to long term deferred tax liabilities), and a $2.1 million decrease to goodwill as of May 16, 2011. The above table and the accompanying condensed consolidated balance sheets as of September 30, 2011 and June 30, 2012 reflect the impact of this adjustment.

During the three months ended March 31, 2012, the Company recorded a $4.7 million adjustment to the purchase price allocation to reflect the fair value of certain acquired investments, by increasing other non-current assets acquired and decreasing goodwill as of May 16, 2011. The above table reflects the impact of this adjustment in the Activant column.

The fair value of intangible assets acquired of approximately $944.6 million was determined in accordance with the authoritative guidance for business combinations using valuation techniques consistent with the income approach to measure fair value. The cash flows used for technology related assets represented relief from royalties to pay for use of the technology, or the residual profits to be generated by the technology. The cash flows from customer relationship assets represent the expected profits to be generated from the customer contracts, incorporating estimated customer retention rates. The discounted cash flow projections utilized discount rates from 8% to 12% based on stage of completion for each asset. The estimated useful lives were estimated based on the future economic benefit expected to be received from the assets.

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

Acquisition of Internet AutoParts, Inc.

During March 2012, we obtained a 100% controlling interest in Internet Auto Parts Inc. by acquiring the remaining 6,845,300 outstanding common shares of Internet Auto Parts Inc. for $0.65 per share, for a total purchase price of $4.4 million (the “Purchase”). We paid $4.1 million of the purchase price in March 2012 and the remaining $0.3 million in April 2012. We acquired net tangible assets of $3.3 million, intangible assets of $2.1 million, and recognized goodwill of $2.8 million. Internet Auto Parts Inc. is reported within our Retail segment.

Prior to the Purchase, we owned 46% of the outstanding shares of Internet Auto Parts Inc., which we had accounted for by using the equity method. Our previous minority interest in Internet Auto Parts Inc. is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2011.

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

Acquisition of Cogita Business Services International, Ltd.

During May 2012, we acquired the principal operating assets and the assembled workforce of Cogita Business Services International, Ltd. ("Cogita") for $2.2 million in cash. Cogita is an information technology consulting firm and an authorized distributor of Epicor products. The transaction met the definition of a business combination in accordance with GAAP. We assumed net tangible liabilities of $1.2 million, acquired intangible assets of $1.0 million, and recognized goodwill of $2.4 million. Cogita is reported within our ERP segment.

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the Purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement periods or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our condensed consolidated statements of comprehensive income (loss). Due to the recent nature of the Cogita purchase, all amounts assigned are currently provisional and subject to refinement.

NOTE 3 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements, and this valuation process includes Level 3 fair value measurements. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We did not note any indicators that goodwill was impaired as of June 30, 2012. If such conditions exist in the future, we may be required to record impairments and such impairments, if any, may be material.
The following table presents a roll-forward of goodwill from September 30, 2011 to June 30, 2012 (in thousands):

Item	Balance
Goodwill at September 30, 2011	$1,179,484
Goodwill recorded with purchase of Internet Auto Parts Inc.	2,803
Goodwill recorded with purchase of Cogita Business Services International, Ltd.	2,375
Goodwill at June 30, 2012	$1,184,662

NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	June 30, 2012	September 30, 2011
Senior secured credit facility due 2018, net of unamortized discount of approximately $7.8 million and $8.6 million, respectively	$853,532	$859,244
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,318,547	1,324,259
Current portion	8,700	8,700
Total long-term debt, net of discount	$1,309,847	$1,315,559

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

The borrowings under the 2011 credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility is 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain first lien senior secured leverage ratios.

In addition to paying interest on outstanding principal under the 2011 credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of any unutilized commitments thereunder. The commitment fee rate is 0.75% per annum. The commitment fee rate may be reduced subject to our attaining certain first lien senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2012, we had no issued and outstanding letters of credit.

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

As of June 30, 2012, we had $861.3 million (before $7.8 million unamortized original issue discount as of June 30, 2012) of term loans outstanding, no borrowings outstanding under the revolving credit facility, and unused borrowing capacity of $75.0 million under the revolving credit facility. At June 30, 2012 the interest rate applicable to the term loans was 5.0% per annum.

Senior Notes Due 2019

On May 16, 2011, we issued $465.0 million aggregate principal amount of 8.625% senior notes due 2019 (“senior notes”). Each of our material wholly-owned domestic subsidiaries, as primary obligors and not merely as sureties, have jointly and severally, irrevocably and unconditionally, guaranteed, on an unsecured senior basis, the performance and full and punctual payment when due, whether at maturity, by acceleration, or otherwise, of all of our obligations under the senior notes. The senior notes are our unsecured senior obligations and are effectively subordinated to all of our secured indebtedness (including the 2011 credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.

Line of Credit

In connection with the purchase of Internet Auto Parts Inc., we obtained access to a $0.4 million line of credit. No borrowings were outstanding under this line of credit at the time of the purchase in March 2012. We cancelled this line of credit in our third fiscal quarter of 2012.

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

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated EBITDA for the preceding 12-month period. At June 30, 2012, the applicable ratio is 5.0 to 1 , which ratio incrementally steps down to 3.25 to 1 over the term of the revolving loan facility.

At June 30, 2012 we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

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

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of June 30, 2012, $15 thousand in principal amount of notes remained outstanding.

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

Prior to May 16, 2011, the Predecessor had an outstanding interest rate swap with a notional amount of $140 million. The predecessor accounted for the interest rate swap as a cash flow hedge in accordance with relevant authoritative accounting principles. During the period from April 1, 2011 to May 15, 2011 and the period from October 1, 2010 to May 15, 2011, there was no cumulative ineffectiveness related to the interest rate swap. On May 16, 2011, in conjunction with the acquisition, the outstanding interest rate swap was settled in full.

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

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. For the three and nine months ended June 30, 2012, we recorded net foreign currency losses of approximately

$0.9 million for each period, respectively, which are inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. We record foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions at June 30, 2012 and September 30, 2011, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2012	September 30, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$62	$91

	Liability Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2012	September 30, 2011
Interest rate swap and cap	Other liabilities	$(6,344)	$(2,950)
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(290)	$(227)
Total liability derivatives		$(6,634)	$(3,177)
The following tables summarize the effect of our interest rate swap and cap on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2012, the period from Inception to June 30, 2011, the period from April 1, 2011 to May 15, 2011 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor) (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

				Predecessor
			Inception	April 1, 2011	October 1, 2010
	Three Months Ended	Nine Months Ended	to	to	to
	June 30, 2012	June 30, 2012	June 30, 2011	May 15, 2011	May 15, 2011
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$(1,399)	$(3,217)	$—	$845	$5,463
Gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	—	—	—	3,387	3,387
Loss recognized in income on derivative (ineffective portion)	(4)	(14)	—	(914)	(4,521)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(19)	(163)	—	—	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.

The following tables summarize the effect of our foreign currency forward contracts on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2012, the period from Inception to June 30, 2011, the period from April 1, 2011 to May 15, 2011 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor) (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges:

				Predecessor	Predecessor
	Three Months Ended	Inception to	Nine Months Ended	April 1, 2011 to	October 1, 2010 to
	June 30, 2012	June 30, 2011	June 30, 2012	May 15, 2011	May 15, 2011
Included in other income (expense), net	$(929)	$(620)	$(903)	$—	$—
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

We record adjustments to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of June 30, 2012, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of short term investments, deferred compensation plan assets and liabilities, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of June 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market mutual funds (1)	$10,663	$—	$—	$10,663
Short term investments (2)	—	1,764	—	1,764
Foreign currency forward contracts (2)	—	62	—	62
Deferred compensation plan assets (2)	—	2,862	—	2,862
Liabilities:
Interest rate swap (3)	—	(6,344)	—	(6,344)
Foreign currency forward contracts (3)	—	(290)	—	(290)
Deferred compensation plan liabilities (4)	—	(3,272)	—	(3,272)
Total	$10,663	$(5,218)	$—	$5,445

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(3)	Included in other assets in our condensed consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of June 30, 2012 had a carrying amount of $1,318.5 million, which approximated fair value. As of June 30, 2012, our senior notes were trading at approximately 102% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our senior notes are determined by reference to their current trading price, and as such, the fair value of our senior notes represent a Level 1 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $5.5 million during the three months ended June 30, 2012, resulting in an effective tax benefit rate of 48.4 percent. We recorded an income tax benefit of $20.2 million during the period from Inception to June 30, 2011, resulting in an income tax benefit rate of 34.2 percent. The Predecessor recorded an income tax benefit of $11.3 million during the period from April 1, 2011 to May 15, 2011, resulting in an effective tax rate of 44.9 percent. We recorded an income tax benefit of $15.8 million during the nine months ended June 30, 2012, resulting in an effective tax benefit rate of 32.6 percent. The Predecessor recorded an income tax benefit of $4.5 million during the period from October 1, 2010 to May 15, 2011, resulting in an effective tax rate of 34.9 percent.

Our income tax rate for the three months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the quarter and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Our income tax rate for the nine months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the period offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. The Predecessor's income tax rate differed from the federal statutory rate primarily due to taxes related to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.

NOTE 8 — RESTRICTED PARTNERSHIP UNIT PLAN

In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit Plan for purposes of compensation of our employees and certain directors. We grant Series C restricted units ("Series C Units") in Eagle Topco to certain employees and directors as compensation for their services. The employees and directors who receive the Series C Units contribute $0.0032 per unit.

This footnote contains estimated fair values of Series C Units. These fair values represent estimates developed using subjective assumptions about future results of operations and enterprise values. Actual results could differ materially from these estimates. Additionally, the estimated fair values presented below reflect the impact of the time value of the Series C Units, which is not included in any current intrinsic value. As a result, the fair values below do not represent a current liquidation value of the Series C Units.

There are three categories of Series C Units which vest based on a combination of service, performance and market conditions. The three categories are described below.

Annual Units

Annual Units vest ratably over 4 years based on the holder’s continued employment with the Company. Twenty-five percent of the units vest one year after the grant date or an earlier date as specified in the grant agreement. The remaining seventy-five percent vest in twelve equal quarterly installments after the first vest date for the grant.

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

As of June 30, 2012, the Company estimated there was approximately $5.1 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.7 years.

Performance Units

Performance Units vest ratably over 4 years based upon attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

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

The Company recognizes compensation expense for Performance Units during periods when performance conditions have been established and the Company believes it is probable that it will meet those performance conditions. During the period from July 1, 2012 through September 30, 2012, the Company expects to recognize $0.5 million of compensation expense for Performance Units which vest based on EBITDA targets.

Exit Units

Exit Units vest based upon attaining thresholds for return on partnership capital. Twenty-five percent of the Exit Units will vest upon attaining a 250% return on partnership capital. Fifty percent of the Exit Units will vest upon attaining a 300% return on partnership capital. Seventy-five percent of the Exit Units will vest upon attaining a 340% return on partnership capital. One hundred percent of the Exit Units will vest upon attaining a 380% return on partnership capital. All vesting is also contingent upon the holder’s continued employment with the Company at the time the target return on partnership capital is attained.

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

As of June 30, 2012, all outstanding Exit Units were unvested. The Company estimated that there was approximately $5.0 million of unrecognized compensation expense related to Exit Units.

If a liquidity event occurs, the Company will recognize compensation expense of $0.77 for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

The following table presents a roll-forward of restricted units outstanding by type from September 30, 2011 to June 30, 2012:

	Annual Units	Performance Units	Exit Units	Total
Outstanding September 30, 2011	—	—	—	—
Granted	11,118,161	6,260,096	8,346,793	25,725,050
Forfeited	(39,687)	(24,399)	(33,000)	(97,086)
Outstanding June 30, 2012	11,078,474	6,235,697	8,313,793	25,627,964

The following table presents the number of restricted units vested by type as of June 30, 2012:

	Annual Units	Performance Units	Exit Units	Total
Vested June 30, 2012	3,260,794	566,593	—	3,827,387

We recognized $2.9 million and $6.7 million of compensation expense, respectively, related to the restricted units during the three and nine months ended June 30, 2012. During the three months ended June 30, 2012, we recognized approximately $0.2 million, $0.8 million, $0.3 million and $1.6 million of compensation expense related to the restricted units within cost of revenues, sales and marketing expense, product development expense and general and administrative expenses, respectively. During the nine months ended June 30, 2012, we recognized approximately $0.4 million, $1.7 million, $0.8 million and $3.8 million of compensation expense related to the restricted units within cost of revenues, sales and marketing expense, product development expense and general and administrative expenses, respectively. During the period from Inception to June 30, 2011, we recognized no share based compensation expense.

During the period from April 1, 2011 to May 15, 2011 and the period from October 1, 2010 to May 15, 2011, the Predecessor recorded $3.8 million and $5.7 million of compensation expense, respectively, in connection with stock options outstanding under its 2006 Stock Incentive Plan. In connection with the acquisitions, all Predecessor options were accelerated and canceled in exchange for a cash payment. Accordingly, no Predecessor options remained outstanding during the three and nine months ended June 30, 2012.
NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, following the acquisitions, our management approved a restructuring plan as we began to integrate both acquired companies. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the nine months ended June 30, 2012, we recorded additional restructuring charges to adjust sublease assumptions for facility restructuring liabilities and to record new employee severance liabilities. We do not expect to incur significant additional charges in future periods for currently active plans.
Our restructuring liability at June 30, 2012, was approximately $9.9 million and the changes in our restructuring liabilities for the nine months then ended were as follows (in thousands):

	Balance at September 30, 2011	New Charges	Payments	Adjustments	Balance at June 30, 2012

Facility consolidations	$7,898	$1,834	$(713)	$(92)	$8,927
Employee severance, benefits and related costs	3,767	2,462	(5,280)	(7)	942

Total	$11,665	$4,296	$(5,993)	$(99)	$9,869

During the period from October 1, 2010 to May 15, 2011, the Predecessor did not have significant restructuring related charges. In connection with the acquisitions, we assumed $7.2 million of restructuring liabilities recorded by legacy Epicor prior to the acquisition. During the period from Inception to June 30, 2011, we recorded restructuring charges of $3.4 million, primarily related to employee severance costs. As of September 30, 2011, our restructuring liabilities totaled $11.7 million, and related primarily to the facility restructuring liabilities assumed from legacy Epicor Corporation and severance costs incurred by us subsequent to the acquisition. All restructuring charges were recorded in “Restructuring costs” in the condensed consolidated statements of comprehensive income (loss).
NOTE 10 — RELATED PARTY TRANSACTIONS
In conjunction with the acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three and nine months ended June 30, 2012, we recorded expense of approximately $0.5 million and $1.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
During the second quarter of fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan.

NOTE 11 — SEGMENT REPORTING

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target specific industry sectors: ERP and Retail, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. The Predecessor also had two primary reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.

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

Change in Reportable Segments

During the fourth quarter of fiscal 2012, the Company plans to change the composition of its reportable segments by dividing its Retail reportable segment into two separate reportable segments, Retail Distribution Group and Retail Services Group.  The Company plans to present segment revenue and contribution margin for Retail Distribution Group and Retail Services Group in its report on Form 10-K for the fiscal year ending September 30, 2012.

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

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.

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

Reportable segment revenue by category for the three and nine months ended June 30, 2012, the period from Inception to June 30, 2011, the period from April 1, 2011 to May 15, 2011 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor) is as follows (in thousands):

				Predecessor
	Three Months Ended	Nine Months Ended	Inception to	April 1, 2011 to	October 1, 2010 to
	June 30, 2012	June 30, 2012	June 30, 2011	May 15, 2011	May 15, 2011
ERP revenues
Systems
License	$22,852	$70,287	$16,974	$4,729	$17,038
Professional services	31,581	95,462	18,135	2,789	13,765
Hardware	3,899	11,539	2,483	1,219	6,337
Other	115	358	51	2	4
Total systems	58,447	177,646	37,643	8,739	37,144
Services	70,040	197,615	21,085	13,056	63,571
Total ERP revenues	$128,487	$375,261	$58,728	$21,795	$100,715
Retail revenues
Systems
License	$11,147	$31,190	$5,656	$2,405	$11,154
Professional services	13,249	37,237	6,200	1,840	9,106
Hardware	9,817	27,519	5,998	2,622	13,218
Other	1,272	3,635	705	630	3,127
Total systems	35,485	99,581	18,559	7,497	36,605
Services	53,317	156,230	25,286	17,934	90,010
Total Retail revenues	$88,802	$255,811	$43,845	$25,431	$126,615
Total revenues
Systems
License	$33,999	$101,477	$22,630	$7,134	$28,192
Professional services	44,830	132,699	24,335	4,629	22,871
Hardware	13,716	39,058	8,481	3,841	19,555
Other	1,387	3,993	756	632	3,131
Total systems	93,932	277,227	56,202	16,236	73,749
Services	123,357	353,845	46,371	30,990	153,581
Total revenues	$217,289	$631,072	$102,573	$47,226	$227,330
Reportable segment contribution margin for the three and nine months ended June 30, 2012 and the period from Inception to June 30, 2011 is as follows (in thousands):

	Three Months Ended	Nine Months Ended	Inception to
	June 30, 2012	June 30, 2012	June 30, 2011
ERP contribution margin	$39,487	$104,893	$8,984
Retail contribution margin	$29,849	$83,483	$13,127
Total contribution margin	$69,336	$188,376	$22,111

The Predecessor’s reportable segment contribution margin for the period from April 1, 2011 to May 15, 2011 and the period from October 1, 2010 to May 15, 2011 is as follows (in thousands):

	Predecessor
	April 1, 2011 to	October 1, 2010 to
	May 15, 2011	May 15, 2011
ERP contribution margin	$10,239	$44,049
Retail contribution margin	$8,274	$40,981
Total contribution margin	$18,513	$85,030

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

			Predecessor			Predecessor
	Three Months Ended	Inception to	April 1, 2011 to	Nine Months Ended	Inception to	October 1, 2010 to
	June 30, 2012	June 30, 2011	May 15, 2011	June 30, 2012	June 30, 2011	May 15, 2011
Segment contribution margin	$69,336	$22,111	$18,513	$188,376	$22,111	$85,030
Corporate and unallocated costs	(17,637)	(7,281)	(4,541)	(50,233)	(7,281)	(17,153)
Stock-based compensation expense	(2,869)	—	(3,833)	(6,668)	—	(5,713)
Depreciation and amortization	(35,242)	(16,824)	(5,199)	(103,085)	(16,824)	(25,322)
Acquisition-related	(1,703)	(40,222)	(14,348)	(4,524)	(40,222)	(16,846)
Restructuring costs	(84)	(3,404)	(5)	(4,296)	(3,404)	(27)
Interest expense	(22,454)	(13,216)	(15,738)	(67,812)	(13,216)	(33,069)
Other income (expense), net	(681)	(158)	2	(316)	(158)	223
Loss before income taxes	$(11,334)	$(58,994)	$(25,149)	$(48,558)	$(58,994)	$(12,877)

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

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The Defendants answered the Complaint on December 22, 2011.  On June 22, 2012, the court granted plaintiff's motion for class certification and dismissed Mr. Hackworth as a defendant.  The parties are now in the process of conducting discovery.  Trial is scheduled to begin on April 22, 2013.

We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
NOTE 13 — GUARANTOR CONSOLIDATION
The 2011 credit agreement and the senior notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended June 30, 2012 and the period from Inception to June 30, 2011, the unaudited condensed consolidated statements of comprehensive income (loss) for the period from April 1, 2011 to May 15, 2011 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor), the unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2012, the period from Inception to June 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor).
During fiscal year 2012, certain United States subsidiaries of Legacy Epicor, AGI and Activant were merged with our principal operations.  The accompanying fiscal 2012 condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows reflect the reorganization, and prior period condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows have been reclassified to be consistent with the current year presentation.  Additionally, certain prior quarter information has be reclassified to be consistent with the current quarter presentation.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$38,220	$12,015	$48,880	$—	$99,115
Accounts receivable, net	61,151	7,611	51,646	—	120,408
Inventories, net	2,593	1,716	894	—	5,203
Deferred tax assets	14,714	—	14,719	—	29,433
Income tax receivable	9,457	(1,994)	1,936	—	9,399
Prepaid expenses and other current assets	8,302	2,369	23,331	—	34,002
Total current assets	134,437	21,717	141,406	—	297,560
Property and equipment, net	32,284	2,866	28,863	—	64,013
Intangible assets, net	710,003	3,286	108,627	—	821,916
Goodwill	843,696	77,033	263,933	—	1,184,662
Deferred financing costs	34,519	—	—	—	34,519
Other assets	519,699	(80,016)	(369,869)	(31,813)	38,001
Total assets	$2,274,638	$24,886	$172,960	$(31,813)	$2,440,671
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$20,561	$2,037	$5,131	$—	$27,729
Payroll related accruals	20,544	884	12,749	—	34,177
Deferred revenue	79,177	3,575	50,975	—	133,727
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	6,684	—	—	—	6,684
Accrued expenses and other current liabilities	24,083	(549)	29,963	—	53,497
Total current liabilities	159,749	5,947	98,818	—	264,514
Long-term debt, net of unamortized discount	1,309,847	—	—	—	1,309,847
Deferred income tax liabilities	222,267	(1,754)	49,328	—	269,841
Loan from affiliate	2,199	—	—	—	2,199
Other liabilities	22,206	666	13,028	—	35,900
Total liabilities	1,716,268	4,859	161,174	—	1,882,301
Total stockholder’s equity	558,370	20,027	11,786	(31,813)	558,370
Total liabilities and stockholder’s equity	$2,274,638	$24,886	$172,960	$(31,813)	$2,440,671

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$13,514	$1,174	$30,108	$—	$44,796
Accounts receivable, net	67,954	6,145	49,891	—	123,990
Inventories, net	2,720	1,206	514	—	4,440
Deferred tax assets	14,714	—	15,014	—	29,728
Income tax receivable	9,221	(1,994)	1,541	—	8,768
Prepaid expenses and other current assets	8,397	851	23,251	—	32,499
Total current assets	116,520	7,382	120,319	—	244,221
Property and equipment, net	22,177	3,239	29,738	—	55,154
Intangible assets, net	789,058	1,336	112,582	—	902,976
Goodwill	845,815	74,229	259,440	—	1,179,484
Deferred financing costs	37,649	—	—	—	37,649
Other assets	505,522	(78,096)	(377,139)	(4,401)	45,886
Total assets	$2,316,741	$8,090	$144,940	$(4,401)	$2,465,370
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,562	$2,038	$5,614	$—	$25,214
Payroll related accruals	15,223	764	8,876	—	24,863
Deferred revenue	71,055	3,153	41,701	—	115,909
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	15,042	—	—	—	15,042
Accrued expenses and other current liabilities	26,556	117	24,430	—	51,103
Total current liabilities	154,138	6,072	80,621	—	240,831
Long-term debt, net of unamortized discount	1,315,559	—	—	—	1,315,559
Deferred income tax liabilities	245,644	(2,534)	51,570	—	294,680
Other liabilities	13,684	696	12,204	—	26,584
Total liabilities	1,729,025	4,234	144,395	—	1,877,654
Total stockholder’s equity	587,716	3,856	545	(4,401)	587,716
Total liabilities and stockholder’s equity	$2,316,741	$8,090	$144,940	$(4,401)	$2,465,370

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$54,342	$9,388	$30,202	$—	$93,932
Services	87,854	4,814	30,689	—	123,357
Total revenues	142,196	14,202	60,891	—	217,289
Operating expenses:
Cost of systems revenues	29,650	5,680	20,564	—	55,894
Cost of services revenues	23,696	1,781	10,751	—	36,228
Sales and marketing	22,096	720	12,489	—	35,305
Product development	12,258	831	8,473	—	21,562
General and administrative	18,023	350	1,097	—	19,470
Depreciation and amortization	28,617	325	6,300	—	35,242
Acquisition-related costs	1,505	23	175	—	1,703
Restructuring costs	19	—	65	—	84
Total operating expenses	135,864	9,710	59,914	—	205,488
Operating income	6,332	4,492	977	—	11,801
Interest expense	(22,352)	(2)	(100)	—	(22,454)
Equity in earnings of subsidiaries	3,221	—	—	(3,221)	—
Other income (expense), net	(3)	29	(707)	—	(681)
Income (loss) before income taxes	(12,802)	4,519	170	(3,221)	(11,334)
Income tax expense (benefit)	(6,952)	14	1,454	—	(5,484)
Net income (loss)	(5,850)	4,505	(1,284)	(3,221)	(5,850)
Other comprehensive loss	(2,765)	—	(1,897)	1,897	(2,765)
Total comprehensive income (loss)	$(8,615)	$4,505	$(3,181)	$(1,324)	$(8,615)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

Period from Inception to June 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$32,693	$4,400	$19,109	$—	$56,202
Services	32,771	1,997	11,603	—	46,371
Total revenues	65,464	6,397	30,712	—	102,573
Operating expenses:
Cost of systems revenues	19,049	2,859	8,428	—	30,336
Cost of services revenues	11,281	968	5,297	—	17,546
Sales and marketing	12,854	269	7,064	—	20,187
Product development	6,154	554	4,541	—	11,249
General and administrative	6,860	113	1,452	—	8,425
Depreciation and amortization	14,047	93	2,684	—	16,824
Acquisition-related costs	40,202	—	20	—	40,222
Restructuring costs	3,376	—	28	—	3,404
Total operating expenses	113,823	4,856	29,514	—	148,193
Operating income (loss)	(48,359)	1,541	1,198	—	(45,620)
Interest expense	(12,895)	—	(321)	—	(13,216)
Equity in earnings of subsidiaries	2,461	—	—	(2,461)	—
Other income (expense), net	(228)	2	68	—	(158)
Income (loss) before income taxes	(59,021)	1,543	945	(2,461)	(58,994)
Income tax expense (benefit)	(20,223)	—	27	—	(20,196)
Net income (loss)	(38,798)	1,543	918	(2,461)	(38,798)
Other comprehensive income	290	—	290	(290)	290
Total comprehensive income (loss)	$(38,508)	$1,543	$1,208	$(2,751)	$(38,508)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

Period from April 1, 2011 to May 15, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$16,029	$—	$207	$—	$16,236
Services	29,604	—	1,386	—	30,990
Total revenues	45,633	—	1,593	—	47,226
Operating expenses:
Cost of systems revenues	8,408	—	158	—	8,566
Cost of services revenues	8,796	—	754	—	9,550
Sales and marketing	8,638	—	197	—	8,835
Product development	3,598	—	213	—	3,811
General and administrative	6,292	—	33	—	6,325
Depreciation and amortization	5,148	—	51	—	5,199
Acquisition-related costs	14,348	—	—	—	14,348
Restructuring costs	4	—	1	—	5
Total operating expenses	55,232	—	1,407	—	56,639
Operating income (loss)	(9,599)	—	186	—	(9,413)
Interest expense	(15,726)	—	(12)	—	(15,738)
Equity in loss of subsidiaries	(4,907)	—	—	4,907	—
Other income (expense), net	5,232	—	(5,230)	—	2
Loss before income taxes	(25,000)	—	(5,056)	4,907	(25,149)
Income tax benefit	(11,152)	—	(149)	—	(11,301)
Net loss	(13,848)	—	(4,907)	4,907	(13,848)
Other comprehensive income	2,620	—	1,728	(1,728)	2,620
Total comprehensive loss	$(11,228)	$—	$(3,179)	$3,179	$(11,228)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Nine months ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$163,477	$21,598	$92,152	$—	$277,227
Services	252,861	12,855	88,129	—	353,845
Total revenues	416,338	34,453	180,281	—	631,072
Operating expenses:
Cost of systems revenues	90,949	14,464	53,213	—	158,626
Cost of services revenues	71,571	5,361	32,025	—	108,957
Sales and marketing	69,364	1,942	37,854	—	109,160
Product development	36,520	2,422	24,757	—	63,699
General and administrative	55,750	1,013	2,392	—	59,155
Depreciation and amortization	87,650	658	14,777	—	103,085
Acquisition-related costs	4,288	23	213	—	4,524
Restructuring costs	1,946	273	2,077	—	4,296
Total operating expenses	418,038	26,156	167,308	—	611,502
Operating income (loss)	(1,700)	8,297	12,973	—	19,570
Interest expense	(67,493)	2	(321)	—	(67,812)
Equity in earnings of subsidiaries	14,757	—	—	(14,757)	—
Other income (expense), net	2,124	11	(2,451)	—	(316)
Income (loss) before income taxes	(52,312)	8,310	10,201	(14,757)	(48,558)
Income tax expense (benefit)	(19,566)	14	3,740	—	(15,812)
Net income (loss)	(32,746)	8,296	6,461	(14,757)	(32,746)
Other comprehensive loss	(3,268)	—	(673)	673	(3,268)
Total comprehensive income (loss)	$(36,014)	$8,296	$5,788	$(14,084)	$(36,014)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

Period from October 1, 2010 to May 15, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$71,749	$—	$2,000	$—	$73,749
Services	146,716	—	6,865	—	153,581
Total revenues	218,465	—	8,865	—	227,330
Operating expenses:
Cost of systems revenues	38,915	—	1,007	—	39,922
Cost of services revenues	44,263	—	3,603	—	47,866
Sales and marketing	35,022	—	1,178	—	36,200
Product development	18,614	—	1,045	—	19,659
General and administrative	21,342	—	177	—	21,519
Depreciation and amortization	25,088	—	234	—	25,322
Acquisition-related costs	16,846	—	—	—	16,846
Restructuring costs	101	—	(74)	—	27
Total operating expenses	200,191	—	7,170	—	207,361
Operating income	18,274	—	1,695	—	19,969
Interest expense	(33,071)	—	2	—	(33,069)
Equity in loss of subsidiaries	(4,934)	—	—	4,934	—
Other income (expense), net	6,496	—	(6,273)	—	223
Loss before income taxes	(13,235)	—	(4,576)	4,934	(12,877)
Income tax expense (benefit)	(4,846)	—	358	—	(4,488)
Net loss	(8,389)	—	(4,934)	4,934	(8,389)
Other comprehensive income	7,245	—	1,819	(1,819)	7,245
Total comprehensive loss	$(1,144)	$—	$(3,115)	$3,115	$(1,144)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Nine Months Ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$57,110	$10,576	$23,465	$—	$91,151
Investing activities:
Purchases of property and equipment	(17,503)	(64)	(2,068)	—	(19,635)
Capitalized computer software and database costs	(8,279)	—	—	—	(8,279)
Acquisition of other businesses, less cash acquired	(2,296)	—	(2,192)	—	(4,488)
Sale of short-term investments	—	329	—	—	329
Net cash provided by (used in) investing activities	(28,078)	265	(4,260)	—	(32,073)
Financing activities:
Proceeds of loan from affiliate	2,199	—	—	—	2,199
Payments on long-term debt	(6,525)	—	—	—	(6,525)
Net cash used in financing activities	(4,326)	—	—	—	(4,326)
Effect of exchange rate changes on cash	—	—	(433)	—	(433)
Change in cash and cash equivalents	24,706	10,841	18,772	—	54,319
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$38,220	$12,015	$48,880	$—	$99,115

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Period from Inception to June 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62,188)	$890	$29,103	$—	$(32,195)
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	(886,175)	—	37		(886,138)
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	(717,163)	—	445		(716,718)
Purchases of property and equipment	(1,583)	—	(1,050)	—	(2,633)
Capitalized computer software and database costs	(1,441)	—	—		(1,441)
Net cash used in investing activities	(1,606,362)	—	(568)	—	(1,606,930)
Financing activities:
Equity Investment from Apax	647,000	—	—	—	647,000
Proceeds from senior secured credit and revolving credit facilities, net of discount	887,925	—	—	—	887,925
Proceeds from senior notes	465,000	—	—	—	465,000
Payment of deferred financing fees	(39,730)	—	—	—	(39,730)
Payments on long-term debt	(265,022)	—	—	—	(265,022)
Net cash provided by financing activities	1,695,173	—	—	—	1,695,173
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Change in cash and cash equivalents	26,623	890	28,533	—	56,046
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$26,623	$890	$28,533	$—	$56,046

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Period from October 1, 2010 to May 15, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$33,125	$—	$(5,765)	$—	$27,360
Investing activities:
Purchases of property and equipment	(3,853)	—	(26)	—	(3,879)
Capitalized computer software and database costs	(6,750)	—	—	—	(6,750)
Net cash used in investing activities	(10,603)	—	(26)	—	(10,629)
Financing activities:
Payment of deferred financing fees	(2,594)	—	—	—	(2,594)
Excess tax benefits for stock-based compensation	509	—	—	—	509
Payments on long-term debt	(2,566)	—	—	—	(2,566)
Net cash used in financing activities	(4,651)	—	—	—	(4,651)
Change in cash and cash equivalents	17,871	—	(5,791)	—	12,080
Cash and cash equivalents, beginning of period	68,459	—	5,831	—	74,290
Cash and cash equivalents, end of period	$86,330	$—	$40	$—	$86,370

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
We have a global footprint with customers in more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,000 employees worldwide as of June 30, 2012. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographic markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
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

For purposes of this discussion, we discuss the results for the full three and nine months ended June 30, 2012 and 2011. When we refer to the acquisition we are referring to the impact of adding Legacy Epicor financial results to the period of Inception to June 30, 2011. When we refer to the Predecessor we are referring to the results of Activant for the period from April 1, 2011 to May 15, 2011 and for the period from October 1, 2010 to May 15, 2011. Unless indicated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries.

In this section, when financial information for the three months ended June 30, 2011 is presented, this information is presented as the mathematical combination of the relevant financial information of the Predecessor (from April 1, 2011 to May 15, 2011) and ours (from Inception to June 30, 2011) for such periods. When financial information for the nine months ended June 30, 2011 is presented, this information is presented as the mathematical combination of the relevant financial information of the Predecessor (from October 1, 2010 to May 15, 2011) and ours (from Inception to June 30, 2011) for such periods. These mathematical combinations are presented because we believe they assist in a reader's analysis of our three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011. However, this approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis, primarily due to exclusion of Legacy Epicor results for periods prior to May 16, 2011, and due to the fair value adjustments recorded as a result of the May 2011 acquisition. In addition, the “combined” financial information has not been prepared as pro forma information and does not reflect all adjustments that would be required if the results for the period were reflected on a pro forma basis. Furthermore, this financial information may not reflect the actual financial results we would have achieved absent the acquisitions (as defined below) and may vary from actual future financial results.
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
The acquisitions were funded by a combination of an equity investment by funds advised by Apax Partners, L.P. and Apax Partners, LLP together referred to as “Apax”, in us of approximately $647.0 million, an $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn on senior secured revolving credit facility, and acquired cash.
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

Services revenues are comprised primarily of maintenance services, content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Of our total revenues for the nine months ended June 30, 2012, approximately $353.8 million, or 56.1%, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us. The Predecessor’s services revenues consisted primarily of maintenance services, content services and supply chain services.
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

•	Cost of services revenues — Cost of services revenues consists primarily of salary related costs, third party

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

•
Other income (expense), net — Other income (expense), net consists primarily of interest income, equity in earnings of equity method investees, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•
Income tax expense — Income tax expense is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends
Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain for 2012, primarily due to the unresolved European sovereign debt crisis, slowing economy in China, volatile oil prices due to geopolitical risk, and weakening United States ("U.S.") economic momentum. We expect these conditions will lead to continued IT spending weakness in Europe for the remainder of 2012, and these conditions could have a negative impact on IT spending in the U.S. as well.
Despite the slower macroeconomic conditions, both of our segments performed well in the first nine months of fiscal year 2012 as compared to the same period last year. Our ERP segment experienced solid growth in Asia Pacific and continued growth at a slower pace for the Americas, however, in the first nine months of fiscal 2012 the soft European economy also led to an unfavorable impact on our revenue in the EMEA region. In the first nine months of 2012, systems revenue for the hard goods vertical within our Retail segment has been adversely impacted by ongoing high unemployment, a historically weak residential housing market, and weak consumer confidence which was partially offset by the closing of large strategic deals in our soft goods vertical.  We continue to evaluate the economic situation, the business environment and our outlook for changes. We continue to focus on executing in the areas we can control by providing high value products and services while managing our expenses.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues
Our ERP and Retail segments accounted for approximately 59% and 41%, respectively, of our revenues during the three months ended June 30, 2012. This compares to the three months ended June 30, 2011, where ERP and Retail segments accounted for approximately 54% and 46%, respectively, of revenues. The shift in ERP and Retail's percentage of total revenues is attributable to the inclusion of Legacy Epicor in revenues for the full three months ended June 30, 2012. See Note 11 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor/Successor
		Combined		Predecessor
		(Non-GAAP)	Inception	April 1, 2011
	Three Months Ended	Three Months Ended	to	to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
ERP revenues
Systems
License	$22,852	$21,703	$16,974	$4,729	$1,149	5%
Professional services	31,581	20,924	18,135	2,789	10,657	51%
Hardware	3,899	3,702	2,483	1,219	197	5%
Other	115	53	51	2	62	117%
Total systems	58,447	46,382	37,643	8,739	12,065	26%
Services	70,040	34,141	21,085	13,056	35,899	105%
Total ERP revenues	$128,487	$80,523	$58,728	$21,795	$47,964	60%
Retail revenues
Systems
License	$11,147	$8,061	$5,656	$2,405	$3,086	38%
Professional services	13,249	8,040	6,200	1,840	5,209	65%
Hardware	9,817	8,620	5,998	2,622	1,197	14%
Other	1,272	1,335	705	630	(63)	(5)%
Total systems	35,485	26,056	18,559	7,497	9,429	36%
Services	53,317	43,220	25,286	17,934	10,097	23%
Total Retail revenues	$88,802	$69,276	$43,845	$25,431	$19,526	28%
Total revenues
Systems
License	$33,999	$29,764	$22,630	$7,134	$4,235	14%
Professional services	44,830	28,964	24,335	4,629	15,866	55%
Hardware	13,716	12,322	8,481	3,841	1,394	11%
Other	1,387	1,388	756	632	(1)	—%
Total systems	93,932	72,438	56,202	16,236	21,494	30%
Services	123,357	77,361	46,371	30,990	45,996	59%
Total revenues	$217,289	$149,799	$102,573	$47,226	$67,490	45%

•
ERP revenues - ERP revenues increased by $48.0 million, or 60%, in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Of this increase, $44.0 million was attributable to the inclusion of a full quarter of Legacy Epicor revenues while Predecessor ERP revenues increased by $4.0 million. ERP systems revenues increased by $12.1 million, driven by an increase of $13.1 million attributable to ERP systems revenue from Legacy Epicor, partially offset by a decrease of $1.0 million (net of a $0.1 million lower deferred revenue Purchase Accounting adjustment) in Predecessor ERP systems revenue which was primarily due to lower license revenues as a result of large strategic deals in the three months ended June 30, 2011. ERP services revenues increased by $35.9 million in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $30.9 million attributable to services revenues from Legacy Epicor. Predecessor ERP services revenues increased $5.0 million in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily due to a $3.8 million decrease in deferred revenue purchase accounting adjustments, combined with increased revenue from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues, partially offset by legacy platform attrition.

•
Retail revenues - Retail revenues increased by $19.5 million, or 28%, in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Of this increase, $17.2 million was attributable to the inclusion of a full quarter of Legacy Epicor revenues while Predecessor Retail revenues increased by $2.3 million, primarily as a result of higher services revenues. Retail systems revenues increased by $9.4 million in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $9.8 million attributable to systems revenues from Legacy Epicor. Predecessor Retail systems revenue decreased by $0.4 million (net of a $0.5 million lower deferred revenue purchase accounting adjustment) in the three months ended June 30, 2012 as compared to the same period in the prior year, due to lower hardware revenues, partially offset by higher license revenues. Retail services revenues increased by $10.1 million in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $7.4 million of services revenue from Legacy Epicor. Predecessor retail services revenues increased by $2.7 million as a result of approximately $0.9 million of revenue from recent acquisitions, a $0.9 million decrease in services deferred revenue purchase accounting adjustments, support price increases and new customer maintenance support revenues, partially offset by legacy platform attrition.

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

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Three Months Ended	Three Months Ended	Inception to	April 1, 2011 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
Systems revenues
ERP	$58,474	$46,852	$38,113	$8,739	$11,622	25%
Retail	35,745	26,618	19,121	7,497	9,127	34%
Deferred revenue purchase accounting adjustment	(287)	(1,032)	(1,032)	—	745	(72)%
Total systems revenues	93,932	72,438	56,202	16,236	21,494	30%
Services revenues
ERP	71,004	46,841	33,785	13,056	24,163	52%
Retail	53,445	44,190	26,256	17,934	9,255	21%
Deferred revenue purchase accounting adjustment	(1,092)	(13,670)	(13,670)	—	12,578	(92)%
Total services revenues	123,357	77,361	46,371	30,990	45,996	59%
Total revenues
ERP	129,478	93,693	71,898	21,795	35,785	38%
Retail	89,190	70,808	45,377	25,431	18,382	26%
Deferred revenue purchase accounting adjustment	(1,379)	(14,702)	(14,702)	—	13,323	(91)%
Total revenues	$217,289	$149,799	$102,573	$47,226	$67,490	45%
Total revenues increased by $67.5 million, or 45%, in the three months ended June 30, 2012 as compared to the same period in the prior year. The increase in revenues over the comparable period a year ago is primarily a result of a $61.2 million increase in revenue from the inclusion of a full quarter of Legacy Epicor revenues (net of an $8.0 million deferred revenue purchase accounting adjustment), as well as a $7.7 million increase in services revenues, partially offset by a $1.4 million decrease in systems revenues for the Predecessor.
Predecessor systems revenues decreased by approximately $2.0 million prior to purchase accounting adjustments in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily due to lower license and hardware revenues. This decrease was offset by $0.6 million lower purchase accounting adjustments.
Predecessor services revenues increased by $7.7 million in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily because of a $4.8 million lower deferred revenue purchase accounting adjustment, approximately $0.9 million of revenue from recent acquisitions and price increases for support services and new customer maintenance support revenues, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Three Months Ended	Three Months Ended	Inception to	April 1, 2011 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
Cost of systems revenues	$55,894	$38,902	$30,336	$8,566	$16,992	44%
Cost of services revenues	36,228	27,096	17,546	9,550	9,132	34%
Total cost of revenues	$92,122	$65,998	$47,882	$18,116	$26,124	40%
Sales and marketing	$35,305	$29,022	$20,187	$8,835	$6,283	22%
Product development	$21,562	$15,060	$11,249	$3,811	$6,502	43%
General and administrative	$19,470	$14,750	$8,425	$6,325	$4,720	32%
Depreciation and amortization	$35,242	$22,023	$16,824	$5,199	$13,219	60%
Acquisition related	$1,703	$54,570	$40,222	$14,348	$(52,867)	(97)%
Restructuring costs	$84	$3,409	$3,404	$5	$(3,325)	(98)%
Total other operating expenses	$113,366	$138,834	$100,311	$38,523	$(25,468)	(18)%
Interest expense	$(22,454)	$(28,954)	$(13,216)	$(15,738)	$6,500	(22)%
Other income (expense), net	$(681)	$(156)	$(158)	$2	$(525)	337%
Income tax benefit	$(5,484)	$(31,497)	$(20,196)	$(11,301)	$26,013	(83)%

•
Cost of systems revenues - Cost of systems revenues increased by $17.0 million, or 44%, in the three months ended June 30, 2012 as compared to the same period in the prior year. Incremental cost of systems revenues from the inclusion of a full quarter of Legacy Epicor was $18.1 million of the increase. The Predecessor's cost of systems revenues decreased by $1.1 million primarily due to lower hardware and license costs as a result of lower systems revenues.

•
Cost of services revenues - Cost of services revenues increased by $9.1 million or 34%, in the three months ended June 30, 2012 as compared to the same period in the prior year. Incremental cost of services revenues from the inclusion of a full quarter of Legacy Epicor accounted for $8.9 million of the increase. The Predecessor's cost of services revenues increased by $0.2 million primarily as a result of higher third party maintenance fees and outside services fees due to higher revenues, including recent acquisitions.

Total other operating expenses decreased by $25.5 million, or 18% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was driven primarily by decreases in acquisition related and restructuring costs, offset by the inclusion of a full quarter of operating costs from Legacy Epicor and increased depreciation and amortization as a result of the Acquisitions.

•
Sales and marketing - Sales and marketing expenses increased by $6.3 million, or 22%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily the result of $9.3 million of incremental sales and marketing expenses from the inclusion of a full quarter of Legacy Epicor expenses, partially offset by a $3.0 million reduction in sales and marketing expenses of the Predecessor due to $1.8 million of lower share-based compensation payments, $0.6 million of commissions, $0.4 million of travel costs and $0.2 million of allocations.

•
Product development - Product development expenses increased by $6.5 million, or 43%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily the result of $6.4 million of incremental product development expenses from the inclusion of a full quarter of Legacy Epicor expenses.

•
General and administrative - General and administrative expenses increased by $4.7 million, or 32%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily the result of the inclusion of a full quarter of general and administrative costs from Legacy Epicor as well as higher employee related expenses primarily related to share-based compensation, bonus and benefits.

•
Depreciation and amortization - Depreciation and amortization expense was $35.2 million for the three months ended June 30, 2012 compared to $22.0 million for the three months ended June 30, 2011, an increase of $13.2 million, or 60%. The increase was primarily the result of the impact of including a full quarter of the additional amortization on increased intangible assets due to the Acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $1.7 million for the three months ended June 30, 2012 as compared to $54.6 million for the three months ended June 30, 2011. The acquisition costs for the three months ended June 30, 2012 consisted primarily of acquisition costs related to integration activities due to the Acquisitions. The acquisition costs for the three months ended June 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011.

•
Restructuring costs - During the three months ended June 30, 2012, we incurred $0.1 million of restructuring costs primarily as a result of our restructuring actions taken as a result of the Acquisitions and primarily related to eliminating certain employee positions. During the three months ended June 30, 2011, we incurred $3.4 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. See Note 9 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended June 30, 2012 and 2011 was $22.5 million and $29.0 million, respectively. The decrease in interest expense was primarily a result of write-off of deferred financing fees associated with the retired debt instruments of approximately $7.8 million and $4.1 million in the prior year for the Predecessor and Legacy Epicor, respectively, partially offset by interest expense on higher debt levels applying to the full three months ended June 30, 2012.
Other income (expense), net
Other income (expense) for the three months ended June 30, 2012 was $0.7 million compared to $0.2 million for the three months ended June 30, 2011. The three months ended June 30, 2012 included $0.9 million of foreign exchange losses, partially offset by $0.3 million of income from marketable securities. The three months ended June 30, 2011 consisted primarily of $0.1 million of foreign exchange losses.
Income tax expense (benefit)
We recognized an income tax benefit of $5.5 million, or 48.4% of pre-tax loss, for the three months ended June 30, 2012 compared to an income tax benefit of $31.5 million, or 37.4% of pre-tax loss, in the three months ended June 30, 2011. Our income tax rate for the three months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the quarter and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. In the three months ended June 30, 2011, the tax rate was higher than the federal statutory rate due to taxes related to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by the release of a valuation allowance recorded against certain state deferred tax assets and the release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.
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
Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs, such as human resources, finance and accounting, share-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income (expense).
There are significant judgments that our management makes with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margin. While our management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than our management.
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the three months ended June 30, 2012 and 2011 is as follows:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Three Months Ended	Three Months Ended	Inception to	April 1, 2011 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
ERP	$39,487	$19,223	$8,984	$10,239	$20,264	105%
Retail	29,849	21,401	13,127	8,274	8,448	40%
Total segment contribution margin	$69,336	$40,624	$22,111	$18,513	$28,712	71%

•
ERP contribution margin - Contribution margin for ERP increased by $20.3 million, or 105%, in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $14.0 million of incremental contribution margin from the inclusion of a full quarter of Legacy Epicor as well as $6.3 million of increased Predecessor ERP contribution margin. The increase in Predecessor contribution margin was primarily due to a $3.9 million lower deferred revenue purchase accounting adjustment and approximately $1.6 million of higher services revenues margins due to increased revenues from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues. Additionally, salary, bonus and commission expenses decreased by $1.1 million. These increases to contribution margin were partially offset by reduced systems margins due to lower systems revenues and legacy platform attrition impacts on support revenues.

•
Retail contribution margin - Contribution margin for Retail increased by $8.4 million, or 40%, in the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $6.5 million of incremental contribution margin from the inclusion of a full quarter of Legacy Epicor as well as $1.9 million of increased Predecessor Retail contribution margin. The increase in Predecessor contribution margin was primarily due to a $1.4 million lower deferred revenue purchase accounting adjustment, approximately $0.5 million generated as a result of recent acquisitions and $0.5 million of lower allocated facility and IT expenses, partially offset by approximately $0.6 million of increased bonus and benefits related expenses.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Three Months Ended	Three Months Ended	Inception to	April 1, 2011 to
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011
Segment contribution margin	$69,336	$40,624	$22,111	$18,513
Corporate and unallocated costs	(17,637)	(11,822)	(7,281)	(4,541)
Stock-based compensation expense	(2,869)	(3,833)	—	(3,833)
Depreciation and amortization	(35,242)	(22,023)	(16,824)	(5,199)
Acquisition-related	(1,703)	(54,570)	(40,222)	(14,348)
Restructuring costs	(84)	(3,409)	(3,404)	(5)
Interest expense	(22,454)	(28,954)	(13,216)	(15,738)
Other income (expense), net	(681)	(156)	(158)	2
Loss before income taxes	$(11,334)	$(84,143)	$(58,994)	$(25,149)

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Total revenues
Our ERP and Retail segments accounted for approximately 59% and 41%, respectively, of our revenues during the nine months ended June 30, 2012. This compares to the nine months ended June 30, 2011, where the ERP and Retail segments accounted for approximately 48% and 52%, respectively, of revenues. The shift in ERP and Retail's percentage of total revenues is attributable to the inclusion of Legacy Epicor in revenues for the full nine months ended June 30, 2012. See Note 11 to our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Nine Months Ended	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
ERP revenues
Systems
License	$70,287	$34,012	$16,974	$17,038	$36,275	107%
Professional services	95,462	31,900	18,135	13,765	63,562	199%
Hardware	11,539	8,820	2,483	6,337	2,719	31%
Other	358	55	51	4	303	551%
Total systems	177,646	74,787	37,643	37,144	102,859	138%
Services	197,615	84,656	21,085	63,571	112,959	133%
Total ERP revenues	$375,261	$159,443	$58,728	$100,715	$215,818	135%
Retail revenues
Systems
License	$31,190	$16,810	$5,656	$11,154	$14,380	86%
Professional services	37,237	15,306	6,200	9,106	21,931	143%
Hardware	27,519	19,216	5,998	13,218	8,303	43%
Other	3,635	3,832	705	3,127	(197)	(5)%
Total systems	99,581	55,164	18,559	36,605	44,417	81%
Services	156,230	115,296	25,286	90,010	40,934	36%
Total Retail revenues	$255,811	$170,460	$43,845	$126,615	$85,351	50%
Total revenues
Systems
License	$101,477	$50,822	$22,630	$28,192	$50,655	100%
Professional services	132,699	47,206	24,335	22,871	85,493	181%
Hardware	39,058	28,036	8,481	19,555	11,022	39%
Other	3,993	3,887	756	3,131	106	3%
Total systems	277,227	129,951	56,202	73,749	147,276	113%
Services	353,845	199,952	46,371	153,581	153,893	77%
Total revenues	$631,072	$329,903	$102,573	$227,330	$301,169	91%

•
ERP revenues - ERP revenues increased by $215.8 million, or 135%, in the nine months ended June 30, 2012 as compared to the same period in the prior year. Of this increase, $207.7 million (net of a $1.6 million deferred revenue purchase accounting adjustment) was attributable to Legacy Epicor revenues while Predecessor ERP revenues increased by $8.1 million. ERP systems revenues increased by $102.9 million in the nine months ended June 30, 2012 as compared to the same period in the prior year, driven by $99.9 million of incremental ERP systems revenue from Legacy Epicor and an increase of $3.0 million in Predecessor ERP systems revenue which was primarily due to higher professional services revenues due to a lagging effect of large strategic deals over the past year, partially offset by slightly lower license and hardware revenues. ERP services revenues increased by $113.0 million in the nine months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $107.9 million from Legacy Epicor. Predecessor ERP services revenues increased $5.1 million due to the increased revenue from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues, coupled with a $1.7 million reduction in deferred revenue purchase accounting adjustments, partially offset by legacy platform attrition.

•	Retail revenues - Retail revenues increased by $85.4 million, or 50%, in the nine months ended June 30, 2012, as compared to the same period in the prior year. Of this increase, $83.6 million (net of a $1.6 million deferred revenue purchase accounting adjustment) was attributable to Legacy Epicor revenues, and $1.8 million was attributable to an increase in Predecessor revenues. Retail systems revenues increased by $44.4 million in the nine months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of a $46.0 million increase in revenues from Legacy Epicor, partially offset by a decrease in Predecessor retail systems revenue of $1.6 million. The decrease in the Predecessor systems revenue was primarily due to a $2.5 million decrease in hardware revenues, partially offset by a $1.0 million increase in license revenues. Retail services revenues increased by $40.9 million in the nine months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of a $37.6 million increase in services revenue from Legacy Epicor. Predecessor retail services revenues increased by $3.3 million in the nine months ended June 30, 2012 as compared to the same period in the prior year, as a result of approximately $0.9 million of revenue due to recent acquisitions, a $0.7 million decrease in services deferred revenue purchase accounting adjustments and price increases for support services and new customer maintenance support revenues, partially offset by legacy platform attrition.

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

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Nine Months Ended	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
Systems revenues
ERP	$178,033	$75,257	$38,113	$37,144	$102,776	137%
Retail	100,491	55,726	19,121	36,605	44,765	80%
Deferred revenue purchase accounting adjustment	(1,297)	(1,032)	(1,032)	—	(265)	26%
Total systems revenues	277,227	129,951	56,202	73,749	147,276	113%
Services revenues
ERP	210,245	97,356	33,785	63,571	112,889	116%
Retail	157,651	116,266	26,256	90,010	41,385	36%
Deferred revenue purchase accounting adjustment	(14,051)	(13,670)	(13,670)	—	(381)	3%
Total services revenues	353,845	199,952	46,371	153,581	153,893	77%
Total revenues
ERP	388,278	172,613	71,898	100,715	215,665	125%
Retail	258,142	171,992	45,377	126,615	86,150	50%
Deferred revenue purchase accounting adjustment	(15,348)	(14,702)	(14,702)	—	(646)	4%
Total revenues	$631,072	$329,903	$102,573	$227,330	$301,169	91%

Total revenues for the nine months ended June 30, 2012 increased by $301.2 million, or 91%, compared to the same period in the prior year. The increase in revenues over the comparable period a year ago is primarily a result of an incremental $291.3 million of revenue from Legacy Epicor (net of a $3.2 million increase in deferred revenue purchase accounting adjustments), an $8.5 million increase in Predecessor services revenues, and a $1.4 million increase in Predecessor systems revenues. Predecessor services revenues and systems revenues increased by $2.3 million and $0.3 million, respectively, as a result of decreases in deferred revenue purchase accounting adjustments.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Nine Months Ended	Nine Months Ended	Inception to	October 1, 2010 to
(In thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
Cost of systems revenues	$158,626	$70,258	$30,336	$39,922	$88,368	126%
Cost of services revenues	108,957	65,412	17,546	47,866	43,545	67%
Total cost of revenues	$267,583	$135,670	$47,882	$87,788	$131,913	97%
Sales and marketing	$109,160	$56,387	$20,187	$36,200	$52,773	94%
Product development	$63,699	$30,908	$11,249	$19,659	$32,791	106%
General and administrative	$59,155	$29,944	$8,425	$21,519	$29,211	98%
Depreciation and amortization	$103,085	$42,146	$16,824	$25,322	$60,939	145%
Acquisition related	$4,524	$57,068	$40,222	$16,846	$(52,544)	(92)%
Restructuring costs	$4,296	$3,431	$3,404	$27	$865	25%
Total other operating expenses	$343,919	$219,884	$100,311	$119,573	$124,035	56%
Interest expense	$(67,812)	$(46,285)	$(13,216)	$(33,069)	$(21,527)	47%
Other income (expense)	$(316)	$65	$(158)	$223	$(381)	(586)%
Income tax expense (benefit)	$(15,812)	$(24,684)	$(20,196)	$(4,488)	$8,872	(36)%

•
Cost of systems revenues - Cost of systems revenues increased by $88.4 million, or 126%, in the nine months ended June 30, 2012 as compared to the same period in the prior year. The increase was attributable to $89.5 million of incremental cost of systems revenues from Legacy Epicor, partially offset by a $1.1 million decrease in Predecessor cost of systems revenues primarily due to lower hardware costs associated with lower hardware revenues.

•
Cost of services revenues - Cost of services revenues increased by $43.5 million, or 67%, in the nine months ended June 30, 2012 as compared to the same period in the prior year. Incremental cost of services revenues from Legacy Epicor accounted for $43.8 million of the increase, which was partially offset by a $0.3 million decrease in the Predecessor cost of services revenues due to lower salary expenses and related facility and IT allocations.

Total other operating expenses increased by $124.0 million, or 56%, for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The increase was driven primarily by incremental operating costs from Legacy Epicor, and increased depreciation and amortization as a result of the acquisitions, offset by decreased acquisition costs.

•
Sales and marketing - Sales and marketing expenses increased by $52.8 million, or 94%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The increase was primarily the result of $55.8 million of incremental sales and marketing expenses from Legacy Epicor, partially offset by a $3.0 million reduction of the Predecessor due primarily to $1.9 million of lower share-based compensation payments, $0.4 million of commissions and $0.2 million of travel.

•
Product development - Product development expenses increased by $32.8 million, or 106%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The increase was primarily the result of $33.1 million of incremental product development expenses from Legacy Epicor, partially offset by lower employee related costs for the Predecessor, primarily as a result of lower headcount.

•
General and administrative - General and administrative expenses increased by $29.2 million, or 98%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The increase was primarily the result of $24.9 million of incremental general and administrative costs from Legacy Epicor and higher employee related expenses for the Predecessor primarily as a result of $2.1 million of higher employee costs primarily related to share-based compensation and benefits, $1.4 million of increased facilities and IT allocations, $0.7 million higher telecom costs, and $0.6 million higher professional services costs, partially offset by $0.7 million of lower legal service costs.

•
Depreciation and amortization - Depreciation and amortization expense was $103.1 million for the nine months ended June 30, 2012 compared to $42.1 million for the nine months ended June 30, 2011, an increase of $60.9 million, or 145%. The increase was primarily the result of additional amortization on increased intangible assets due to the Acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $4.5 million for the nine months ended June 30, 2012 as compared to $57.1 million for the nine months ended June 30, 2011. The acquisition costs for the nine months ended June 30, 2012 consisted primarily of acquisition costs related to integration activities due to the Acquisitions. The acquisition costs for the nine months ended June 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011.

•
Restructuring costs - During the nine months ended June 30, 2012, we incurred $4.3 million of restructuring costs as a result of our restructuring actions taken as a result of the Acquisitions and relate primarily to eliminating certain employee positions and consolidating certain excess facilities, as well as an adjustment of $1.7 million to refine our estimate of subleases for vacated facilities. During the nine months ended June 30, 2011, we incurred $3.4 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. See Note 9 to our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the nine months ended June 30, 2012 and 2011 was $67.8 million and $46.3 million, respectively. The increase in interest expense was primarily a result of increased debt levels after the Acquisitions, partially offset by the 2011 write-off of deferred financing fees of approximately $7.8 million and $4.1 million for retired debt instruments of the Predecessor and Legacy Epicor, respectively. The Predecessor's writeoffs are included in interest expense in the period from April 1, 2011 to May 15, 2011. The Legacy Epicor writeoffs are included in interest expense in the period from Inception to June 30, 2011.
Other income (expense), net
Other income (expense) for the nine months ended June 30, 2012 and 2011 was expense of $0.3 million compared to income of $0.1 million. The nine months ended June 30, 2012 included $0.9 million of earnings from our previous minority interest in Internet Auto Parts Inc, and $0.5 million of interest income, partially offset by a $0.6 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million. The nine months ended June 30, 2011 included a foreign exchange gain of $0.3 million and $1.4 million of earnings from our previous minority interest in Internet Auto Parts Inc. partially offset by a loss on disposal of fixed assets of $1.5 million and $0.1 million of sales tax assessments.
Income tax expense (benefit)
We recognized income tax benefit of $15.8 million, or 32.6% of pre-tax loss, for the nine months ended June 30, 2012 compared to income tax benefit of $24.7 million, or 34.3% of pre-tax loss, in the nine months ended June 30, 2011. Our income tax rate for the nine months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the period offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. In addition, in the nine months ended June 30, 2011, the tax rate was substantially higher than the federal statutory rate due to taxes related to repatriation of income of certain foreign subsidiaries and an increase in unrecognized tax benefits, partially offset by release of a valuation allowance recorded against certain state tax assets and a reduction the effective state tax rate following merger of the Predecessor and a domestic subsidiary. See Note 7 to our unaudited condensed consolidated financial statements for additional information about income taxes.
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
Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs, such as human resources, finance and accounting, stock-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income (expense).
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
Contribution margin for the nine months ended June 30, 2012 and 2011 is as follows:

		Predecessor/Successor
		Combined
		(Non-GAAP)		Predecessor
	Nine Months Ended	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011	Variance $	Variance %
ERP	$104,893	$53,033	$8,984	$44,049	$51,860	98%
Retail	83,483	54,108	13,127	40,981	29,375	54%
Total segment contribution margin	$188,376	$107,141	$22,111	$85,030	$81,235	76%

•
ERP contribution margin - Contribution margin for ERP increased by $51.9 million, or 98%, in the nine months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $39.7 million incremental contribution margin from Legacy Epicor as well as $12.2 million of increased Predecessor ERP contribution margin. The increase in Predecessor contribution margin was primarily due to $4.4 million of higher services revenues margins due to increased revenues from content and connectivity offerings, maintenance support price increases, and new customer maintenance support revenues, a $1.8 million lower deferred revenue purchase accounting adjustment, approximately $1.8 million of increased professional services margins due to the increased professional service revenues, and a $0.9 million reduction in legal costs as well as lower salary related expenses in sales and marketing and product development. These increases to contribution margin were partially offset by reduced systems margins due to lower systems revenues and legacy platform attrition impacts on support revenues.

•
Retail contribution margin - Contribution margin for Retail increased by $29.4 million, or 54%, in the nine months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of $28.0 million of incremental contribution margin related to Legacy Epicor as well as $1.4 million of increased Predecessor Retail contribution margin. The increase in Predecessor contribution margin was primarily due to a $0.8 million lower deferred revenue purchase accounting adjustment, approximately $0.5 million generated as a result of recent acquisitions, a favorable mix of higher margin license revenue and lower margin hardware revenue and $1.0 million of lower allocated facility and IT expenses, partially offset by approximately $1.2 million of salary related expenses.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

		Predecessor/Succesor
		Combined
		(Non-GAAP)		Predecessor
	Nine Months Ended	Nine Months Ended	Inception to	October 1, 2010 to
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2011	May 15, 2011
Segment contribution margin	$188,376	$107,141	$22,111	$85,030
Corporate and unallocated costs	(50,233)	(24,434)	(7,281)	(17,153)
Stock-based compensation expense	(6,668)	(5,713)	—	(5,713)
Depreciation and amortization	(103,085)	(42,146)	(16,824)	(25,322)
Acquisition-related	(4,524)	(57,068)	(40,222)	(16,846)
Restructuring costs	(4,296)	(3,431)	(3,404)	(27)
Interest expense	(67,812)	(46,285)	(13,216)	(33,069)
Other income (expense), net	(316)	65	(158)	223
Loss before income taxes	$(48,558)	$(71,871)	$(58,994)	$(12,877)

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our Senior Secured Credit Facilities (the “2011 credit agreement”) and senior notes. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 credit agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of completing the Acquisitions, we have significant leverage. As of June 30, 2012, our total indebtedness was $1,326.3 million ($1,318.5 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $75.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the nine months ended June 30, 2012 was $67.8 million.

Contractual Obligations

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We believe that our cash and cash equivalents balance as of June 30, 2012, and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months.
We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $75.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

There have been no material changes in our contractual commitments since we filed our Amended Registration Statement on Form S-4/A, filed with the Securities Exchange Commission on February 10, 2012.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of June 30, 2012.

2011 Credit Agreement

As of June 30, 2012, we had $861.3 million (before $7.8 million unamortized original issue discount as of June 30, 2012) outstanding related to our 2011 credit agreement. In addition, we have an additional availability of $75.0 million as a result of our undrawn revolving credit facility.

The borrowings under the 2011 credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of June 30, 2012, we had $861.3 million outstanding under the term loans, $0 outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 5.0%.

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

Senior Notes

As of June 30, 2012, we had senior notes outstanding of $465.0 million in principal amount at an interest rate of 8 5/8%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 4 of the unaudited condensed consolidated financial statements included elsewhere in this filing.

Cash Flows

Operating Activities

Cash provided by operating activities was $91.2 million and $27.4 million for the nine months ended June 30, 2012 and the period from October 1, 2010 to May 15, 2011, respectively. Cash was provided by operating activities primarily due to the add-back of non-cash expenses, including depreciation and amortization of $103.1 million and $25.3 million in the nine months ended June 30, 2012 and the period from October 1, 2010 to May 15, 2011, respectively. Cash used in operating activities for the period from Inception to June 30, 2011 was $32.2 million and consisted primarily of a net loss of $38.8 million, $15.3 million of changes in other operating assets and liabilities, offset by $21.9 million of non-cash expenses.

Investing Activities

Net cash used in our investing activities was $32.1 million for the nine months ended June 30, 2012. The cash used in investing activities was primarily for purchases of $19.6 million of property and equipment, $8.3 million for capitalization of database and software costs, and $4.5 million for the acquisition of businesses, net of cash acquired, offset by $0.3 million proceeds from sale of short-term investments. Cash used in investing activities for the period from Inception to June 30, 2011 was $1,606.9 million and included $886.1 million for the acquisition of AGI and the Predecessor, net of cash acquired, $716.7 million used for the acquisition of Legacy Epicor, net of cash acquired, $2.6 million used for purchases of property and equipment, and $1.4 million used for capitalized computer software and database costs. Cash used in the Predecessor's investing activities for the period from October 1, 2010 to May 15, 2011 was $10.6 million and included $3.9 million for purchases of property and equipment and $6.8 million for capitalized computer software and database costs.

Financing Activities

Net cash used in financing activities was $4.3 million for the nine months ended June 30, 2012. The cash used in financing activities included $6.5 million of payments on long-term debt, partially offset by cash provided by a $2.2 million loan received from an affiliate, Eagle Topco, Ltd. Cash provided by financing activities for the period from Inception to June 30, 2011 was $1,695.2 million million and included a $647.0 million equity investment from Apax, $887.9 million proceeds from senior secured credit and revolving credit facilities, net of discount, $465.0 million in proceeds from the senior notes, net of $265.0 million million in repayments of debt of the Predecessor and Legacy Epicor and $39.7 million in payments for deferred financing fees. Cash used in the Predecessor's financing activities for the period from October 1, 2010 to May 15, 2011 was $4.7 million and included $2.6 million in payments for deferred financing fees and $2.6 million of debt repayments, net of $0.5 million excess tax benefits for stock-based compensation

Covenant Compliance
The terms of the 2011 credit agreement and the senior notes restrict certain activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The 2011 credit agreement also contains certain customary affirmative covenants and events of default.
Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At June 30, 2012, the applicable ratio is 5.00:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.
At June 30, 2012, we did not have an outstanding balance under the revolving credit facility, we were not subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.
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
Although we were not required to meet a maximum first lien senior secured leverage ratio as of June 30, 2012, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the three and nine months ended June 30, 2012 is presented below.

	Three Months Ended	Nine Months Ended
(in thousands)	June 30, 2012	June 30, 2012
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(5,850)	$(32,746)
Interest expense	22,454	67,812
Income tax benefit	(5,484)	(15,812)
Depreciation and amortization	35,242	103,085
EBITDA	46,362	122,339
Acquisition-related costs	1,703	4,524
Restructuring costs	84	4,296
Deferred revenue and other purchase accounting adjustments	1,462	15,492
Share-based compensation expense	2,869	6,668
Management fees paid to Apax	485	1,457
Other	1,888	3,246
Adjusted EBITDA	$54,853	$158,022
The maximum first lien senior secured leverage ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. As we were not required to meet a maximum first lien senior secured leverage ratio as of June 30, 2012, we have not presented a calculation of the first lien senior secured leverage ratio in this filing.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term debt obligations. At June 30, 2012, under our 2011 credit agreement, we had $861.3 million aggregate principal amount outstanding of term loans due 2018 and $465.0 million in principal amount of senior notes. The term loans bear interest at floating rates. At June 30, 2012, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of June 30, 2012 we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through December 31, 2011. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 3-month period beginning March 31, 2013 through December 31, 2013.

See “Derivative Instruments and Hedging Activities” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three and nine months ended June 30, 2012, we recorded a net foreign currency losses of approximately $0.9 million for each period. A 1% change in foreign exchange rates would affect our revenues by approximately $0.4 million.
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

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The Defendants answered the Complaint on December 22, 2011.  On June 22, 2012 the court granted plaintiff's motion for class certification and dismissed Mr. Hackworth as a defendant.  The parties are now in the process of conducting discovery.  Trial is scheduled to begin on April 22, 2013.

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
At June 30, 2012, the maturities of our outstanding debt consisted of $861.3 million (before $7.8 million unamortized original issue discount as of June 30, 2012) of Senior Secured Credit Facility due 2018 and $465.0 million of senior notes due 2019. Our debt service related to the Senior Secured Credit Facility and senior notes for the nine months ended June 30, 2012 was $78.8 million, including $6.5 million of debt repayment related to the term loan, $67.8 million of interest expense, $8.4 million reduction in accrued interest, offset by $3.9 million amortization of deferred financing costs and amortization of OID.
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
Our global operations and financial performance vary significantly in relation to worldwide economic conditions. Uncertainty about current global economic conditions may adversely affect our business and financial performance as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. In particular, the global economic outlook remains uncertain for 2012, primarily due to the unresolved European sovereign debt crisis, slowing economy in China, volatile oil prices due to geopolitical risk, and weakening United States ("U.S.") economic momentum. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for our products and services and our financial condition and operating results.
Our quarterly operating results are difficult to predict and subject to substantial fluctuation.
Our and the Predecessor’s quarterly income (loss) from operations has fluctuated significantly in the past. Our operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	continued turmoil in the global economy, particularly economic weakness in the U.S., Europe and Asia;

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
We expect to continue to pursue strategic acquisitions, investments and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.
As part of our business strategy, we may continue to expand our product offerings to include application software products and services that are complementary to our existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or may gain access to established customer bases into which we can sell our current products. For example, in fiscal 2012, we acquired the remaining equity interests of Internet Auto Parts and certain assets of Cogita. In connection with acquisitions, investments in other businesses that offer complementary products, joint development agreements or technology licensing agreements, we commonly encounter the following risks:

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
As a result of the acquisitions, the current economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. In the nine months ended June 30, 2012, we recorded restructuring charges of $4.3 million. As a result of the acquisition and further integration activities, or if we continue to be adversely affected by the global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.
We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.
As a result of the Acquisitions, the purchase of Internet Auto Parts Inc. and the purchase of Cogita, we recorded goodwill of $1,185 million and intangible assets with a fair value of $948 million. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations and our ability to satisfy financial covenants in our credit agreement.
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
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our Web hosting services. We have in the past experienced interruptions in our AConneX connectivity solution and are currently evaluating and making certain changes and modifications to this service, however, we cannot provide assurance that these changes and modifications will wholly eliminate interruptions, which could harm our brand and customer relations. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures, hackers or other breaches of security and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our businesses, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our businesses against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain and are not contractually required to maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. On December 31, 2011, in April 2012, and in May 2012, certain employees and directors were granted 23,610,050, 1,019,000 and 1,096,000 Series C restricted units, respectively. See Note 8 — Restricted Partnership Unit Plans — in our Condensed Consolidated Financial Statements for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: August 13, 2012	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: August 13, 2012	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* Furnished not filed herewith