Form 10-K
period 2012-09-30
Epicor Software Corp
filed 2012-12-12
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to
Commission File Number  333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Dublin Boulevard Suite 300 Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)
(800) 999 - 1809
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [] No [ x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

No public trading market exists for the common stock, no par value, of Epicor Software Corporation. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter. All of the outstanding shares of common stock, no par value, of Epicor Software Corporation, are held by Eagle Topco, L.P., the registrant's parent company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 11, 2012
Common Stock, no par value	100 shares

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

FORWARD-LOOKING STATEMENTS
For purposes of this Annual Report on Form 10-K, the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors”, and elsewhere herein. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by applicable law.

PART I

ITEM 1 - BUSINESS

Our Company

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as "Apax", solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On April 4, 2011, Eagle entered into an Agreement and Plan of Merger with AGI, Activant and certain other parties pursuant to which Eagle agreed to acquire AGI and Activant. Also on April 4, 2011, Eagle entered into an Agreement and Plan of Merger with Legacy Epicor and certain other parties, pursuant to which Eagle agreed to acquire Legacy Epicor. On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.” Prior to May 16, 2011, Eagle did not engage in any business except for activities related to its formation, the Acquisitions and arranging the related financing. Prior to the Acquisitions, there were no related party relationships between Eagle and AGI, Activant, or Legacy Epicor.

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Since Activant and Legacy Epicor were both subsidiaries of Eagle, the Reorganization represented a change in legal entities under common control which had no impact on the consolidated financial statements of the Company. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. Our fully integrated systems, which primarily include license, hardware, professional services, support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.

Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers’ need for increased supply chain visibility and transparency by offering multichannel e-commerce and collaborative portal capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services have become deeply embedded in our customers’ businesses and are a critical component to their success.

In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate detailed business transactions to provide our customers with advanced multi-dimensional analysis, modeling and reporting of their enterprise-wide data.

We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, maintenance and/or services offerings on a regular, ongoing basis in over 33,000 sites and locations. Additionally, our automotive parts catalog is used at approximately 27,000 locations, many of which are also our systems customers.

We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,000 employees worldwide as of September 30, 2012. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added-resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.

We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. The Predecessor had two reporting segments Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail Distribution segment.

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

A description of the businesses served by each of our reportable segments follows:

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete and mixed-mode manufacturers with lean and “to-order” manufacturing and distributed operations catering to several verticals including industrial machinery, instrumentation and controls, medical devices, printing and packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit, and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports large, distributed retail environments that require a comprehensive multichannel retail solution including POS, store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities. Our Retail Solutions segment caters to the general merchandise, specialty retailers, apparel and footwear, sporting goods and department stores verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America, as well as, the United Kingdom and Ireland, including several retail chains in North America.

Our Products and Services

We design, develop, market, sell, implement and support enterprise software applications that provide small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises with highly-functional technically advanced business solutions that are aligned according to the markets and industries that they serve.

Our product offerings provide customers systems across a range of deployment choices, from on-premise to on-demand or a combination thereof, providing a freedom of choice not generally available from most vendors who typically focus on a single deployment model by product. The ability to provide the same software solution on-premise, securely in the cloud, in a virtualized environment, or via a preconfigured appliance, allows organizations increased flexibility and scalability. Customers can evolve and change their deployment model—“on-demand” through multi-tenant Software as a Service, (SaaS), single-tenant (Saas or hosted), or as traditional on-premise licensed software—as their business needs evolve.

Our content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to POS transaction activity or parts information in other core verticals, as well as e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. These proprietary database products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors.

Our innovative software solutions include:

Epicor ERP. A highly configurable, global ERP solution, Epicor ERP was first introduced in December 2008. As of September 30, 2012, Epicor ERP (“Epicor 9” or “E9”) has been shipped to over 3,000 customers. The Epicor ERP product line combines functionality, business, and process capabilities from several of our heritage product lines with a new, innovative, next generation service oriented architecture (SOA). A key benefit of Epicor ERP beyond its industry and global capabilities is the high degree of user flexibility, scalability and ease of implementation. Epicor ERP has been designed to provide access seamlessly from smart clients, Web clients or mobile devices and is a true, multi-tenanted solution which uniquely positions Epicor as one of the only ERP providers that can deliver a single, highly functional, end-to-end software solution on-premise, hosted, or on-demand in the cloud. Epicor ERP is focused on the manufacturing, distribution and business services industry sectors and includes applications for CRM, sales management, service management, HCM, financial management, supply chain management, production management, planning and scheduling management, project management, product data management, enterprise performance management, governance, risk and compliance management, and global business management.

Epicor Prophet 21 (“Prophet 21”). Designed for small and midsize wholesale distributors across a variety of vertical markets, Prophet 21 leverages our deep experience serving distribution businesses. A complete end-to-end business management solution, Prophet 21 is designed for ease of use and scalability and can support a wide range of distribution environments from small single site distributors to complex, global distributors with hundreds of warehouse locations. Prophet 21 offers multiple and dynamic forecasting and inventory replenishment methods to help lower carrying costs, minimize excess or obsolete inventory, improve cash flow, and increase customer service levels by ensuring they get the right products out on time, every time. Prophet 21 software covers the full spectrum of requirements for wholesale distribution businesses including order management, inventory management, CRM, materials management, financial management, eCommerce, services, manufacturing and business analytics.

Epicor Eclipse (“Eclipse”). Designed for the electrical, HVAC (heating/ventilation and air conditioning), PVF (pipe, valve and fittings) and plumbing industries, Eclipse is a highly scalable business management solution for distributors ranging from 10 to more than 5,000 users. Leveraging our deep domain expertise and experience, Eclipse has been specifically designed to work the way industrial and wholesale distributors work. Eclipse combines vertical functionality, an intuitive user interface, embedded search and task automation with best practices for distribution operations to help companies drive costs out of their supply chain, increase sales and margins, and improve customer service. The Eclipse product operates under Windows, UNIX and LINUX operating environments and includes applications for sales, pricing, CRM, purchasing, inventory, warehouse logistics, accounting and financial management, business intelligence and analytics.

Epicor Eagle (“Eagle”). A comprehensive retail business management software solution, Eagle is designed for small to mid-market retailers across a spectrum of verticals including specialty hard goods, lumber and building materials, lawn and garden, pharmacy and drugstores, and the automotive aftermarket. Eagle provides a real time, customer centric, multi-location, multi-channel approach to retail automation. Eagle provides independent, cooperative and regional retailers an effective, affordable solution that allows them to provide the same store and customer experience as large national chains. Designed to scale from single location businesses to regional or national chains, the Eagle solution delivers deep retail functionality including applications and modules for POS, store operations, customer and marketing management, merchandising, supply chain integration, order and operations management, and accounting and financial management.

Epicor Retail. Epicor Retail is a comprehensive retail management solution designed for fashion, apparel and specialty retailers, as well as general merchandise retailers and department stores. Highly functional and designed for integration and scalability, the Epicor Retail solution supports large multi-store, multi-channel retailers allowing them to provide a consistent store experience and manage retail operations across thousands of store locations. Integrating software, hardware and support services, Epicor Retail provides a complete end-to-end retail solution from POS through the retail supply chain to the back office. Epicor Retail applications have been designed to be delivered as a complete suite or independently by module, as best-of-breed solutions, which can be integrated into a large retailers' existing environment. Epicor Retail can also be delivered preconfigured or hosted with managed services to meet the needs of small and mid-sized retailers. Applications and modules of Epicor Retail include store operations, cross-channel order management, merchandising, planning, sourcing and product lifecycle management, CRM, commerce, audit and operations management, business intelligence, and financials.

Epicor HCM. A comprehensive, configurable HCM solution, Epicor HCM enables companies to track, manage and analyze all facets of their human resource (HR) data throughout the entire employee lifecycle from recruitment to retirement. Applications and modules of Epicor HCM include core HR, self-service, benefits and compensation management, talent and performance management, employee training and development, timesheets, position control and budgeting. Comprehensive reporting and embedded analytical tools provide a company's management team with a complete picture of their workforce, as well as the information and documentation necessary to support constantly evolving government and regulatory compliance requirements. Epicor HCM is available on-demand through SaaS, hosted, or on-premise.

Epicor iScala (“iScala”). iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala's collaborative functionality, country-specific localizations and multi-language capabilities are designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: pharmaceutical, chemical and allied products, industrial machinery, light engineering, consumer goods and hospitality.

Epicor Vision (“Vision”). Vision is an enterprise software system designed for warehouse distributors in the automotive parts aftermarket and office product market.

Epicor Catalyst (“Catalyst”). Catalyst is a comprehensive, next generation integrated ERP solution for large, multi-location lumber and building materials operations and dealers.

Our Industry

The enterprise application software industry is evolving rapidly as companies look to improve their internal systems and processes to more quickly respond to the challenges of an increasingly global economy. While traditional ERP products have focused predominately on “back-office” transactional activities, such as accounting, order management, production and inventory control, enterprise applications have now expanded to include managing interactions across a company's complete value chain - from customers and partners to suppliers and employees. Along with the increased requirement to manage global operations and data, today's systems must also automate a much broader and more complex range of administrative, regulatory, and operational business processes-often across multiple industries. Despite the slower than expected worldwide economic recovery, companies are continuing to update their enterprise software applications and invest in new information technologies to drive increased productivity and efficiency. According to Gartner, “Worldwide spending on enterprise application software will total $120.4 billion in 2012, a 4.5 percent increase from 2011 spending of $115.2 billion. Spending in 2012 is anticipated to focus on industry-specific applications; upgrades to established, mission-critical software; integrating and securing established systems and infrastructure; and software as a service (SaaS) deployments representing extensions to, or replacement of, existing applications and new solutions." [1] Gartner, Inc., Press Release: "Gartner Says Worldwide Spending on Enterprise Application Software to Increase 4.5 Percent in 2012," (June 20, 2012) With our advanced applications, geographic reach and localized products, we believe our business is well positioned to take advantage of the growth expected in both the large developed markets of North America and Western Europe, as well as emerging markets including Asia-Pacific, Central and Eastern Europe, Latin America, Africa, and the Middle East.

Traditionally, software spending in small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises that make up our core market has outpaced spending in the larger ERP market segment. We believe that businesses in these markets are increasingly taking advantage of information technology to increase productivity and more effectively manage their operations. We have identified a number of common factors we believe drive this demand for technology solutions for our target customers:

•	Need for Integrated Business Management Solutions with Vertical-Specific Functionality. Software applications from vendors such as Intuit Inc., Microsoft Corporation, Oracle Corporation, and SAP AG, have a broad or horizontal approach, which we believe does not adequately address the needs of businesses that have high industry-specific functionality requirements. In addition, our typical customer generally does not have a large dedicated technology team to integrate and manage information technology solutions across multiple vendors and partners. As a result, our customers generally prefer a “single point of accountability” with one vendor providing and supporting a large portion of their information technology infrastructure, often on a turnkey basis, which includes software, product support and professional services and, in many cases, extends to hardware, network management, content, and supply chain services.

•
Complex Supply Chains. Many of our customers operate in markets that may have multi-level supply chains consisting of manufacturers, distributors and buying groups on the supply side and service providers, commercial customers and consumers on the demand side. Businesses with complex supply chains require more sophisticated, tailored systems and services to operate effectively.

•
Inventory Management. Many of our customers operate in complex supply chain environments where they must manage, market and sell large quantities of diverse types of products. They can have complex, high cost, configured products, as well as low value, high velocity inventory. The ability to track and manage inventory more efficiently is critical to improving the operational and financial performance of these organizations.

•
Need for Modern Technology. Many of the systems currently in use in the vertical markets that we serve are older, character-based or in house systems, with spreadsheets and custom built databases that provide limited extensibility, scalability or flexibility. As global competition increases, these businesses will need to replace their older systems with more modern, comprehensive business management solutions in order to increase efficiencies and optimize their business performance.

•
High Customer Service Requirements. Many of our customers seek to differentiate themselves in their respective marketplaces by providing a high degree of customer service and value added services. Our systems and services are specifically designed to facilitate this level of customer service. For example, in the distribution market, professional and trade customers expect on-time delivery of complex orders to their job sites, the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, businesses in the vertical markets we serve are increasingly adopting more advanced business management solutions.

•
Increased Adoption of Two-Tier ERP Systems. Larger, distributed enterprises are increasingly adopting what has been termed “two-tier ERP,” where a parent entity retains their corporate system while their subsidiaries, business units and satellite offices standardize on a second ERP system that is typically mid-market focused, provides vertical specialization, increased flexibility and lower cost of ownership.

•
Increased Regulatory and Data Security Requirements. Organizations need to be able to effectively support their business initiatives while maintaining compliance with rapidly evolving industry and regulatory standards around information and data security including regulations developed by payment card issuers, through the Payment Card Industry Security Standards Council (PCI SSC), to ensure that organizations properly safeguard sensitive customer information.

•
Software as a Service (SaaS) and Cloud Computing. Companies are increasingly evaluating applications delivered on a subscription basis or on-demand for their potential ability to lower upfront costs, reduce cost of ownership, stay current with the latest technology, and reduce overall IT complexity. In an increasingly global marketplace, growing companies can leverage applications and solutions delivered over the web anywhere they do business without the requirement to invest in expensive infrastructure and servers.

•
Industry Specific Data and Supply Chain Connectivity. Many of our customers are increasingly reliant on industry specific data and analytics to understand and grow their businesses. They benefit from deep vertical domain expertise and industry-specific information. In addition, the small and mid-sized companies we serve need to connect and engage in commerce with an ever expanding network of customers and consumers, channel partners and suppliers globally.

Our Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•
Deep Vertical Domain Expertise with a Mid-Market Customer Focus. We are focused on mid-market companies in industries and vertical markets that have specialized functionality, terminology, processes and best practices that are critical to their success. Moreover, mid-market businesses in these industries build customer loyalty through high-touch customer services which is key to differentiating them from their larger counterparts. We believe the unique and specialized product and service offerings, which are often the competitive strengths of successful mid-market businesses, are not adequately served by general purpose business software suites. We believe mid-market companies require more cost effective systems that have broad functionality and global capabilities, yet are rapidly implemented, easily adapted and highly configurable to their unique business requirements. We provide the deep industry functionality and domain expertise that our mid-market customers need and require to compete more effectively in their particular markets.

•
Recognized Software Brand with Global Scale. We are the sixth largest global ERP vendor and focus on the mid-market segment. We have customers in more than 150 countries and offer products in more than 30 languages. We are the leading mid-market ERP software provider in a large number of industry verticals and have high market shares in those vertical markets as a result of our deep sector expertise, valuable technology and content and high quality of customer service. We believe our strong brand and increased scale will provide us with momentum to increase our market share by further penetrating our target markets and expanding our service offerings.

•
Large Recurring Revenue Base. Services revenues comprise approximately 56% of revenues for the year ended September 30, 2012. These revenues are generally recurring in nature since they are derived primarily from maintenance services, catalog, databases, connectivity, managed services, SaaS offerings and other services. We believe that the generally recurring nature of our maintenance and content and connectivity revenues provides us with a more predictable and stable stream of revenues relative to systems revenues. All new systems customers subscribe to maintenance services and most generally continue to subscribe as long as they use our products. Combining our recurring revenue and systems revenue from existing customers, we derived 88% of our revenue for the year ended September 30, 2012 from our existing customer base. In addition, we have modest capital expenditure requirements that comprised approximately 4% of revenues for the year ended September 30, 2012, which results in strong operating cash flow.

•
Large Diversified Customer Base Across Multiple Mid-Market Verticals. We serve a large diversified base of over 20,000 customers worldwide across the manufacturing, distribution, retail, services and hospitality industries and are considered leaders in many of our target vertical markets. We also provide industry-specific solutions to a range of subsectors within these vertical markets, including industrial machinery, instrumentation/controls, medical devices, consumer goods, printing and packaging, automotive and aerospace in manufacturing; electrical, industrial, plumbing, heating/ventilation air conditioning, fluid power and fasteners in distribution; hardware stores, home centers, lumber dealers, the automotive aftermarket, lawn and garden, farm and agriculture, pharmacies, apparel and footwear, department stores and general merchandise in retail; financial and professional services providers; and hotels, resorts and entertainment venues in hospitality. In addition, our automotive parts catalog is used by approximately 27,000 locations, many of which are also systems customers.

•
Strong Customer Retention. We believe our product and service offerings are integral to the operations of our customers' businesses and switching from our systems generally requires significant time and expense and may present an operating risk for our customers. In addition, our deep vertical focus and strong, on-going customer relationships drive significant industry-specific functionality that would be difficult for competitors to readily replicate. Our service is critical to many customers as small and mid-sized companies typically lack a large, dedicated technology team to implement and support software and other information technology solutions across multiple vendors. Our focus on providing high-value services enhances the “mission critical” nature of our customer relationships. As a result, over the past five years, we and the Predecessor have had retention rates in excess of 90% annually.

•
Leading Technology Platform. Our technology and product strategy is designed to increase a business' efficiency and agility by automating business processes, improving the visibility and reliability of information and supporting rapid processing of increasing volumes of business transactions. Our key products leverage the latest software tools and technologies. We utilize industry-standard, open technologies for database management, operating systems, user-interface components, infrastructure and network connectivity. Increasingly, we develop our applications based on a service-oriented architecture (“SOA”) and Web services, a next-generation computing model designed to increase a business' efficiency and agility and which we believe simplifies the development, maintenance, deployment and customization of our products, all of which are critical to our customer base.

•
Global Development Capabilities and Resources. Our global development infrastructure and resources provide us with flexible development capacity to more cost effectively advance the feature sets, technology foundation and architecture of our products. Our global development resources allow parallel development of technology, tools, and functionality “around the clock” allowing us to more effectively respond to and support our customers and markets, which increasingly have worldwide operations and extended global commerce requirements. Our global development centers further allow us increased access to highly technical development resources in lower cost geographies, which is an essential element of our competitive cost structure and operating efficiency.

Our Strategy

We are focused on small and mid-market customers, as well as divisions and subsidiaries of Global 1000 companies that require advanced software solutions and products that are catered to meet their needs. The principal features of our strategy are:

•
Capitalize on a Large and Growing Market Opportunity. While many software sectors have matured and growth has moderated, we are focused on several market opportunities that are growing faster than the overall software market, including the mid-market, customer relationship management, supply chain management, human capital management and business intelligence software markets. With a ten to twelve year product life-cycle, we believe our target market is approaching a potentially significant refresh opportunity. We support customers in more than 150 countries and have an industry-leading breadth of vertical-specific software offerings catered to our small and mid-market ERP customers and divisions of Global 1000 companies which we believe positions us well to capture such growth.

•
Expand Our Position in Vertical and Geographic Markets. We believe that businesses in our target vertical markets are increasingly taking advantage of information technology to more effectively manage their operations. Our software enables customers to leverage a solution tailored to the unique needs of their market, as well as focused industry and vertical expertise, through our professional services organization and strategic relationships with key partners. Customers, particularly in the small and mid-sized markets, can benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution. We intend to continue to provide our solutions and serve customers deeper into our target vertical and geographic markets across the globe.

•
Maintain Our Technology Leadership. We intend to leverage our large development organization, technical expertise and vertical experience to continue to provide innovative products and services to our customers. Our customer base includes long-term customers using our older, character-based systems, as well as those who have upgraded to our recently developed products running on Microsoft Windows, Linux, AIX and several UNIX platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality, vertical domain capabilities and offering significant advantages in ease of use, business process management, ecommerce, collaboration, mobile and Web access, business intelligence and analytics.

•
Continue to Improve Operational Efficiencies. We have taken significant steps to improve our cost structure and enhance the efficiency of our operations following the acquisition of Activant and Legacy Epicor and expect to achieve additional cost savings as we continue to integrate our operations. For example, we intend to continue to leverage shared general and administrative costs and rationalize our facilities footprint and legal entity structure. From this and other operational areas, we have identified potential synergies, as well as opportunities to leverage our sizeable, global development organization to grow and improve our business.

•
Selectively Pursue Acquisition Opportunities. We have a successful track record of acquiring and integrating companies and products that have enabled us to broaden our product and customer portfolios, as well as enhance relationships with many of our existing customers. We intend to continue employing a disciplined and focused acquisition strategy and exploring additional acquisition opportunities of varying sizes to expand our product lines, increase our customer base and enhance relationships with our customers. We will seek to opportunistically acquire businesses, products and technologies in existing or complementary vertical markets at attractive valuations, and through leverage and integration strategies, we expect to increase our overall revenue and profitability.

Sales and Marketing

We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and authorized consultants who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

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

In recognition of global opportunities for our software products, we have committed resources to a global sales and marketing effort. We have established offices worldwide to further such sales and marketing efforts. We sell our products in the Americas, EMEA and APAC through a mix of direct operations, VARs and certain third-party distributors. We translate and localize certain products directly or on occasion through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia Pacific.

Product Development

Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers. Our customer base includes long-term customers using our older systems, as well as those who have upgraded to our recently developed products running on Microsoft .NET, Microsoft Windows, Linux, AIX and several UNIX platforms. We believe there is a significant opportunity to migrate customers using older systems to our current generation of systems running on more modern technology platforms. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new e-Commerce capabilities. In the development of our software, we use industry standard tools such as Microsoft .Net, Java, toolsets from Microsoft and Progress and a variety of open source technologies. We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third-party vendors, including (1) Dell Inc., International Business Machines Corporation, Hewlett-Packard Company and Intermec Inc. for hardware platforms and peripherals, (2) Microsoft Corporation for tools, operating systems and databases, (3) Progress Software Corporation for development tools, (4) Sterling Commerce, Inc. (owned by IBM) and GXS Worldwide, Inc. (formerly Inovis, Inc.) for electronic data interchange and (5) SonicWALL, Inc. for security solutions.

Our product development expense was $83.3 million and $31.4 million for the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively. The Predecessor's product development expense was $19.7 million and $30.9 million for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, respectively.

Intellectual Property

We regard our software as proprietary in that title to and ownership of the software generally resides exclusively with the Company, and we attempt to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of our proprietary software. Despite these precautions, there can be no assurance unauthorized third parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. To date, the Company has relied to a limited extent on patent protection for its software products. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by the Company to protect its software and other intellectual property rights will be adequate or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's software products.

The Company's software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products, without paying a fee. When sold through VARs and distributors, Epicor licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries outside the United States do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties.

The source code for Avanté and certain other products historically has been licensed to customers for the operation of the software or to enable them to customize the software to meet particular requirements. The standard customer license for such products contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains responsible for the confidentiality obligation and for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Customers

No single customer accounted for more than 10% of sales during the year ended September 30, 2012. Products are generally shipped as ordered and are typically received within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

Competition

The enterprise business applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer enterprise application suites similar to our product offerings that are targeted at the same markets. In addition, a number of companies offer “best-of-breed,” or point solutions, similar to or competitive with a portion of our enterprise business application suite. Some of our current competitors, as well as a number of potential competitors have larger technical organizations, larger more established marketing and sales organizations and significantly greater financial resources than we do. In addition, potential customers may increasingly demand that certain of our ERP systems incorporate certain databases or operating system software offered by competing products, but not currently supported by our products.

The key factors influencing customers' technology purchase decisions in the markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners.

We have a number of competitors that vary in size, target markets and overall product scope. Our primary competition comes from independent software vendors in four distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting midsized businesses as their traditional market becomes saturated, including Oracle Corporation (includes PeopleSoft and J.D. Edwards) and SAP AG, (ii) mid-range ERP vendors, including Infor Global Solutions (includes Geac, Lawson, Mapics, Softbrands, SSA, Symix and Systems Union), IFS, and Microsoft Corporation (includes Dynamics, Great Plains, Axapta and Navision), (iii) established point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd. for financial accounting; Deltek, Inc. and UNIT4 Agresso N.V, for professional services automation; HighJump Software, Inc, and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for automotive manufacturing; JDA Software Group, Inc., SAP AG, Oracle Corporation, and MICROS Systems, Inc., for specialty retail; and Salesforce.com Inc., Siebel Systems Inc. (owned by Oracle Corporation), and FrontRange Solutions USA Inc. for sales force automation, customer service and support and ITSM and (iv) emerging SaaS providers including NetSuite Inc., Plex Systems, Inc. and Salesforce.com, Inc.

In certain markets we serve, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this market include Spruce Computer Systems, Inc., e-commerce Industries, Inc. (ECi), and Distribution Management Systems Inc. (DMSi). In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems, Inc., in systems, and WHI Solutions, Inc. (acquired by eBay in 2012), in systems and content and data services.

In addition, as we sell our products to larger companies, we face increased competition from larger and well-established competitors such as Oracle Corporation and SAP AG. While these competitors offer dedicated applications, we believe that our broad product offerings, vertical industry focus, advanced architecture and level of product integration provide a significant competitive advantage.

Suppliers

We purchase materials, supplies, product components, and products as well as license third-party software from a large number of vendors, generally all of which are competitively priced and readily available, however, we do rely on single suppliers or a limited number of suppliers for some of the products included in our business management solutions.

Employees

We have approximately 4,000 employees worldwide as of September 30, 2012. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

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
As of September 30, 2012, the principle amount of our outstanding debt was of $859.2 million, before $7.6 million unamortized original issue discount ("OID"), under our Senior Secured Credit Facility due 2018 and $465.0 million of senior notes due 2019 (the "Senior Notes"). Our debt service related to the Senior Secured Credit Facility and Senior Notes for the year ended September 30, 2012 was $98.5 million, including $8.7 million of debt repayment related to the Senior Secured Credit Facility, $90.5 million of interest expense and amortization of deferred financing costs and $1.0 million of amortization of OID, offset by a $1.7 million increase in accrued interest.
This amount of indebtedness may limit our flexibility as a result of our debt service requirements, may limit our access to additional capital and our ability to make capital expenditures and other investments in our business, may increase our vulnerability to general adverse economic and industry conditions, economic downturns and interest rate increases, may limit our ability to pursue strategic alternatives including merger or acquisition transactions, may adversely affect our ability to plan for or react to changes in our business and our industry and may limit our ability to comply with financial and other restrictive covenants in our indebtedness or pay dividends.
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
We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations, including the senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.
If we are required to restructure or refinance our debt or we believe that it is in our best interest to restructure or refinance our debt, our ability to do so will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, or such refinancing may not be available on terms acceptable to us or at all. Further, the terms of existing or future debt instruments and the indenture that will govern the senior notes may restrict us from some of these alternatives.
In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of cash flows and financial resources from additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Moreover, our Senior Secured Credit Facilities and the indenture that governs the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions on terms acceptable to us or the proceeds that we could realize from them may not be adequate to meet any debt service obligations then due. Any failure to meet our current or future debt service obligations would have a material adverse effect on our business.
Covenants in the indenture governing the senior notes, our other debt agreements and debt agreements we may enter into in the future will restrict our business in many ways.
The indenture governing the senior notes contains various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase subordinated debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	grant liens on our assets or the assets of our restricted subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all the assets of ours and our subsidiaries, taken as a whole.
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
General Business
Unfavorable general economic and market conditions, including tight credit markets, could materially adversely impact our customers and our business.
Our global operations and financial performance vary significantly in relation to worldwide economic conditions.

Uncertainty about current global economic conditions may adversely affect our business and financial performance as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. In particular, the global economic outlook remains uncertain, primarily due to the European sovereign debt crisis, slowing economy in China, volatile oil prices due to geopolitical risk, and weakening United States ("U.S.") economic momentum. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for our products and services and our financial condition and operating results.
Our operating results are difficult to predict and are subject to substantial fluctuation.
Our and the Predecessor’s revenue and income (loss) from operations have fluctuated significantly in the past. Our operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	continued turmoil in the global economy, particularly economic weakness in the U.S., Europe and Asia;

•
the demand for our products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to information technology (IT) spending;

•	fluctuations in the length of our sales cycles, which may vary depending on the complexity of our products as well as the complexity of the customer’s specific software and service needs;

•	the size and timing of orders for our software products and services, which, because many orders are completed in the final days of each reporting period, may be delayed to future reporting periods;

•	our ability to grow and convert our sales "pipeline";

•	the number, timing and significance of new software product announcements, both by us and our competitors;

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
In addition, we have historically realized a significant portion of our software license revenues in the final month of the reporting period, with a concentration of such revenues recorded in the final ten business days of that month. Further, we generally realize a significant portion of our annual software license revenues in the final quarter of the fiscal year. If expected sales at the end of any reporting period or at the end of any fiscal year are delayed for any reason, including the failure of anticipated purchase orders to materialize, or our inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our results for that reporting period or for the fiscal year could fall below our expectations or those of our stakeholders.
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

•	Rapidly changing economic and political conditions;

•	Governmental budgetary limitations;

•	Differing intellectual property and labor laws;

•	Lack of experience in a particular geographic market;

•	Compliance with a wide variety of complex foreign laws, treaties and regulatory requirements;

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
The failure of our Epicor ERP or other products to compete successfully could materially impact our ability to grow our business. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and ERP subvertical markets, such as pharmacies, which would negatively impact our financial performance.
Epicor ERP, our ERP software product, became generally available during the fourth quarter of 2008. If we are not able to continue to successfully market and license Epicor ERP or our other products in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.
We have begun to market our products to new retail markets (such as pharmacies) and wholesale subvertical markets. There can be no assurance that our products will achieve widespread acceptance in these markets, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of this new subvertical. If we are unable to expand into new subvertical markets, such as pharmacies, our financial performance may be negatively impacted.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.
The business information systems industry in general and the manufacturing, distribution, retail, customer relationship management and financial computer software industries specifically, in which we compete are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, larger technical staffs, larger international presence and/or a larger installed customer base than ours. In addition, as we continue to sell to larger companies outside the mid-market, we face more competition from large well-established competitors such as SAP AG and Oracle Corporation. A number of companies offer products that are similar to our products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than we can. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including in new and emerging markets. Competition could cause extended payment terms, price reductions, reduced margins or loss of market share for our products and services, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, operating results, cash flows and financial condition.
We face intense competition in the marketplace which may necessitate changes to our pricing models to successfully compete.
Competition and general economic and market conditions may necessitate changes to our pricing models. If our competitors offer deep discounts or other favorable terms on certain competing products or services, we may need to respond by lowering prices or offering additional favorable terms in order to compete successfully. Any such changes to our pricing could adversely affect our revenue, operating results and cash flows. Our support fees are generally priced as a percentage of our software license fees and hardware product fees, respectively. If our competitors offer lower pricing on their support offerings, it would put additional pressure on us to discount our pricing for these services.
A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and continuing to subscribe to maintenance and support services. Our revenues and results of operations could be materially impacted if our existing customers do not continue, or reduce the level of, their subscriptions to maintenance and support services, or fail to purchase new user licenses or product enhancements or additional services from us at historical levels.
For the year ended September 30, 2012, approximately 88% of our total revenues were generated from our installed base of customers. For certain of our products, maintenance and support agreements with customers are renewed on an annual basis at the customer’s discretion, and for other products, customers may elect to terminate support and maintenance services, typically upon 60 days notice. There normally is no requirement that a customer renew maintenance and support or that a customer pay new license or service fees to us following the initial purchase. Some customers have not renewed, or have terminated, or reduced the level of, maintenance and support services as a result of the recent economic downturn. If our existing customers do not renew or continue maintenance and support services or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.
Our customer base may shrink due to a number of factors which may reduce our revenues, and negatively impact our financial performance.
The markets we serve are highly fragmented. These markets have in the past and are expected to continue to experience consolidation. For example, the hard goods and lumber vertical market served by the Retail Distribution segment has experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc.
Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system. We may lose these customers as a result of this consolidation.
We may also lose customers if customers exit the markets in which we operate or migrate to competitors’ products and services. For example, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business. In addition, the recent economic downturn has caused customers to exit the market altogether and there may be insufficient new customers entering the market to replace the business of exiting customers. Finally, our revenue may also contract if customers reduce the level of maintenance and support services subscribed in response to a downturn in economic and market conditions. For example, as customers reduce their employee base, they may reduce the number of users for which they subscribe for maintenance and support.
If we do not develop new relationships and maintain our existing relationships with key customers and/or well-known market participants, our revenues could decline significantly and our operating results could be materially adversely affected.
We have developed strategic relationships with many well-known market participants in the retail and wholesale distribution vertical markets. For example, we are a preferred and/or a recommended business management solutions provider for the members of the Ace Hardware Corporation, True Value Company and Do it Best Corp. cooperatives and Aftermarket Auto Parts Alliance, Inc. We believe that our ability to increase revenues depends in part upon maintaining our existing customer and market relationships, including exclusive, preferred and/or recommended provider status, and developing new relationships. We may not be able to renew or replace our existing licensing agreements upon expiration or maintain our market relationships that allow us to market and sell our products effectively. The loss or weakening of key relationships, in whole or in part, could materially adversely impact our business.
We rely on third-party information for our electronic automotive parts and applications catalog, and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon third parties to supply information for our electronic automotive parts and applications catalog and we rely on this third-party information to continually update our catalog. Currently, we obtain most of this information without a written agreement with these suppliers. In the future, more third-party suppliers may require us to enter into a license agreement and/or pay a fee for the use of the information or may make it more generally available to others. In addition, as a result of competitive pressures and technical requirements, we may be required to provide our electronic automotive parts and applications catalog in a flexible format, which could make it more difficult for us to maintain control over the way information presented in our catalog is used. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more usable format. Any significant change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.
If the emerging and current technologies and platforms of Microsoft Corporation and others upon which we build our products do not gain or retain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies in a timely manner, we may not be able to compete effectively and our ability to generate revenues will suffer.
Our software products are built and depend upon several underlying relational database management system(RDBMS) platforms such as systems offered by Microsoft Corporation, Progress Software Corporation, Oracle Corporation (MySQL), and Rocket Software, Inc, which are regularly evolving. The market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because our products rely significantly upon popular existing user interfaces to third party business applications, we must forecast which user interfaces will be popular in the future. For example, we believe the Internet has and will continue to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards Web-based applications and away from server-based applications. Specifically, we believe that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. We are continuing to develop several of our primary product lines upon the Microsoft .NET technology. If we cannot continue to develop such .NET-compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based applications, the ability of our products to interface with popular third party applications will be negatively impacted and our competitive position, operating results and revenues could be adversely affected.
New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.
Development of new technologies may cause us to change how we license or price our products, which may adversely impact our revenues and operating results. Developing licensing models include Software as a Service (SaaS), hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. We currently offer a hosted model as well as a SaaS model to customers of some of our retail products, and to a limited extent, our ERP customers. Our future business, operating results and financial condition will depend on the ability of our sales force to sell an integrated comprehensive set of business software products and our ability to recognize and implement emerging industry standards and models, including new pricing and licensing models.
Our competitive position and revenues could be adversely affected if we fail to respond to emerging industry standards including licensing models and end-user requirements.
Our increasingly complex software products may contain errors or defects, which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.
Our software products are complex and often contain undetected errors or failures (commonly referred to as bugs). Despite testing by us, and by current and potential customers, prior to general release to the market, our products may still contain material errors. Such material defects or errors may result in loss of or delay in market acceptance, release or shipment of our products, or if the defect or error is discovered only after customers have received the products, these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation. Ultimately, such errors or defects could lead to a decline in our revenues. We have from time to time been notified by some of our customers of errors in our various software products. If we are unable to correct such errors in a timely manner it could have a material adverse effect on our results of operations and our cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which our products operate, including offerings by Progress Software Corporation, Rocket Software, Inc., Oracle Corporation and Microsoft Corporation (i.e., SQL and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on our results of operations.
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
Our software products incorporate and rely upon third party software products, certain of which are provided by sole suppliers, for certain key functionality. Our revenues, as well as our ability to develop and introduce new products, could be adversely affected by our inability to control or replace these third party products and operations.
Our products incorporate and rely upon software products developed by several other third party entities such as Microsoft Corporation, Progress Software Corporation, and Rocket Software, Inc. Specifically, our software products are built and depend upon several underlying and evolving RDBMS platforms including Microsoft SQL Server®, Progress OpenEdge and Rocket U2, and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to us or to our customers, either directly from the third party manufacturers or through other resellers of such products, we may not be able to readily replace these products with substitute products. We cannot provide assurance that these third parties will:

•	remain in business;

•	continue to support our product lines;

•	maintain viable product lines;

•	make their product lines available to us on commercially acceptable terms; and

•	not make their products available to our competitors on more favorable terms.

Any interruption could have a significant detrimental effect on our ability to continue to market and sell those of our products relying on these specific third party products and could have a material adverse effect on our business, results of operations, cash flows and financial condition.
If we were to lose and not be able to replace the services of the members of our senior management team and other key personnel, we may not be able to execute our business strategy and achieve our financial objectives.
Our future success depends in a large part upon the continued service of key personnel, including members of our senior management team and highly skilled employees in technical, marketing, sales and other key positions. We face extreme competition for these resources, particularly from within our industry. All of our key employees, including our executive officers, are at-will employees. There can be no assurance that we will continue to attract and retain key personnel, and the failure to do so could have a material adverse effect on our business, operating results, cash flows and financial condition.
We expect to continue to pursue strategic acquisitions, investments and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.
As part of our business strategy, we expect to pursue strategic acquisitions, investments and relationships, such as joint development agreements and technology licensing agreements, in order to expand our product offerings to include application software products and services that are complementary to our existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or to gain access to established customer bases into which we can sell our current products. For example, in fiscal 2012, we acquired the remaining equity interests of Internet Auto Parts and certain assets of Cogita. In connection with these acquisitions, investments and relationships, we commonly encounter the following risks:

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
Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs

We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our Company through implementation of integrated software solutions over the next few years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, decreases in productivity as our personnel become familiar with new systems and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we may experience significant changes in our operational processes and internal controls as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions and have a material adverse effect on our capital resources, financial condition, results of operations, or cash flows.

Offshoring and outsourcing certain of our operations and/or services may adversely affect our ability to maintain the quality of service that we provide and damage our reputation.
As part of our efforts to streamline operations and cut costs, we have outsourced certain of our operations, services and other functions, such as our help desk, and other functions and we will continue to evaluate additional offshoring or outsourcing possibilities. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these difficulties which could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
We have taken restructuring actions in connection with the Acquisitions and we may take additional restructuring actions in the future that would result in additional charges which would have a negative impact on our results of operations in the period the action is taken.
As a result of the Acquisitions, the current economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. For the year ended September 30, 2012, we recorded restructuring charges of $4.8 million, primarily related to employee severance and excess facility costs. As a result of the Acquisitions and further integration activities, or if we continue to be adversely affected by the global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.
We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.
As a result of the Acquisitions, the purchase of Internet Auto Parts Inc. and the purchase of Cogita, we recorded goodwill of $1,186 million and intangible assets with a fair value of $948 million. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.
We rely, in part, on third parties to sell our products. Disruptions to these channels or failure of these channels to adequately market our products would adversely affect our ability to generate revenues from the sale of our products.
We distribute products through our direct sales force as well as through an indirect distribution channel, which includes value added resellers (VARs) and other third party distributors, consisting primarily of professional firms. Our results of operations could be materially and adversely affected if our distributors cease distributing or recommending our products or emphasize competing products. Additionally, our distributors may generally terminate their agreements with us upon as little as 30 days notice and almost all distributors may effectively terminate their agreements at any time by ceasing to promote or sell our products. Our results of operations could be adversely affected if our distributors are unable to effectively promote or sell our products or if several were to cease doing business or terminate their agreements and we are unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for our products will not lead to conflicts between those two sales forces that could adversely impact our ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact our operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including the loss of personnel to promote our products and services or inability to remain in business. Our financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.

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
Moreover, from time to time, we receive claims from third parties that our software products infringe upon the intellectual property rights of others. We expect that as the number of software products in the United States and worldwide increases and the functionality of these products further overlap, the number of these types of claims will increase. Although it has not yet occurred to date, any such claim, with or without merit, could result in costly litigation and require us to enter into royalty or licensing arrangements or result in an injunction against us. The terms of such royalty or license arrangements, if required, may not be favorable to us.
In addition, in certain cases, we provide the source code for some of our application software under licenses to our customers to enable them to customize the software to meet their particular requirements and to VARs and other distributors or other third party developers to translate or localize the products for resale in foreign countries. Although the source code licenses contain confidentiality and nondisclosure provisions, we cannot be certain that such customers, distributors or third-party developers will take or have taken adequate precautions to protect our source code or other confidential information. Moreover, regardless of contractual arrangements, the laws of some countries in which we do business or distribute our products do not offer the same level of protection to intellectual property as do the laws of the United States.
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
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as AConneX and our Web hosting services. We have in the past experienced interruptions in our AConneX connectivity solution and are currently evaluating and making certain changes and modifications to this service, however, we cannot provide assurance that these changes and modifications will wholly eliminate interruptions, which could harm our brand and customer relations. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures, hackers or other breaches of security and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our business, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our business against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain any secondary “off-site” systems to replicate our connectivity applications, and we do not maintain a formal disaster recovery plan with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.
If we experience shortages or delays in the receipt of equipment or hardware necessary to develop our business management solutions and systems, we may suffer product delays, which could have a material adverse effect on our business and financial results.
We rely on a single supplier or a limited number of suppliers for some of the products and software licenses included in our business management solutions. For example, Dell Inc. is one of our primary suppliers of industry standard server and workstation hardware used in some of our business management solutions. In the past, we have experienced production delays when we were unable to obtain the necessary equipment or hardware. If there is a shortage of, or delay in supplying us with the necessary equipment or hardware, we would likely experience shipment delays and increased costs of developing our business management solutions and systems. This could result in a loss of sales, thus reducing our systems revenue and gross margin.
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

We may have exposure to additional tax liabilities.
As a multinational company, we are subject to both income, withholding and non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and various foreign jurisdictions.  Significant judgment is required in determining our worldwide income tax provision and other tax accruals.  In operating our global business, we enter into transactions across jurisdictions and taxing authorities may have different views as to pricing and characterization on those transactions.  In addition, our worldwide tax provision may be impacted by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.  We are regularly under audit by tax authorities with respect to income and non-income taxes and may have exposure to additional tax liabilities.  Although we believe that our tax estimates are reasonable, there is no assurance that the determination of tax audits or tax disputes will not be materially different from what is reflected in our historical income tax provisions and accruals.
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

A failure to remain current in our filings may have material impacts on our business and liquidity.

If we are not able to remain current in our filings with the SEC, we will face several adverse consequences and restrictions. We will not be able to have a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering a public offering of securities, declared effective by the SEC; and we will not be able to make an offering to any purchasers not qualifying as “accredited investors” under certain “private placement” rules of the SEC under Regulation D; These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of September 30, 2012, we leased a total of approximately 900,000 square feet of office and distribution space, approximately 560,000 square feet of which is located in the U.S. Our principal executive offices are located in Dublin, California. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.

The table below outlines the Company’s material owned properties as of September 30, 2012:

Location                         Square Footage
Montreal, Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 125,000
Columbus, Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16,000

The table below outlines the Company’s material property leases as of September 30, 2012:

Location	Approximate Square Footage (1)	Lease Termination
Austin, Texas	103,000	2013 and 2015
Dublin, California	75,000	2018
Irvine, California	68,000	2021
Newburgh, New York	66,000	2013
Yardley, Pennsylvania	65,000	2013
Minneapolis, Minnesota	60,000	2022
Monterrey, Mexico	56,000	2015
Westminster, Colorado	20,000	2014
Moscow, Russia	24,000	2013
Bracknell, United Kingdom	23,000	2019
Hyannis, Massachusetts	20,400	2014
Greenville, South Carolina	8,000	2018
Plano, Texas	6,900	2016
London, Ontario	12,000	2014
San Diego, California	9,000	2014
Budapest, Hungary	11,500	2016
Sydney, Australia	8,062	2014

(1) Locations of smaller square footage or that have been exited prior to lease termination are not listed;
however, they are included in the total square footage of 900,000.

In addition to the locations listed above, the Company leases other offices for sales, service, and product development in various locations worldwide. The Company is continually evaluating its facilities for cost effectiveness and suitability for purpose and will adjust its facilities portfolio to fit the needs of the Company at any point in time. However, the Company believes its current facilities are suitable for their respective uses and adequate for the Company’s needs.

ITEM 3 - LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations, except as otherwise described below. We do not believe that such proceedings and actions will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, except as may otherwise be described below.
State Court Shareholder Litigation

      In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), and Frazer v. Epicor Software Corp. et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public trading market exists for the common stock, no par value, of Epicor Software Corporation. All of the outstanding shares of common stock, no par value, of Epicor Software Corporation are held by Eagle Topco, L.P., the registrant's parent company.

In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation to our employees and certain directors. The following table summarizes restricted units granted during the quarter ended September 30, 2012.

Month	Restricted Units Granted
July 2012	1,212,000
Total	1,212,000

See Note 10 — Restricted Partnership Unit Plan and Stock Based Compensation Plans — in our Consolidated Financial Statements for further information.
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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods presented. The summary historical consolidated financial information as of September 30, 2012 and 2011, for the fiscal year ended September 30, 2012, and for the period from Inception through September 30, 2011 are derived from, and should be read in conjunction with, our audited consolidated financial statements included elsewhere in this Report on Form 10-K. The summary historical consolidated financial information for the period from October 1, 2010 to May 15, 2011, and for the fiscal year ended September 30, 2010 have been derived from, and should be read in conjunction with, the Predecessor’s audited consolidated financial statements included elsewhere in this Report on Form 10-K. The summary historical consolidated financial information as of September 30, 2010, 2009, and 2008 and for the fiscal years ended September 30, 2009 and 2008 has been derived from the Predecessor’s audited consolidated financial statements not included in this Report on Form 10-K. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements included elsewhere in this Report on Form 10-K.

	Predecessor
	As of and for the year ended September 30,
(in thousands)	2008	2009	2010	October 1, 2010 to May 15, 2011	Inception to September 30, 2011	Year Ended September 30, 2012
Total revenues	$404,740	$367,738	$369,222	$227,330	$304,755	$855,457
Operating expenses:
Cost of revenues	177,445	150,537	145,129	87,788	133,512	356,404
Sales and marketing	61,933	54,580	56,390	36,200	53,657	147,446
Product development	35,781	31,367	30,917	19,659	31,417	83,304
General and administrative	33,563	26,227	28,116	21,519	27,611	75,702
Depreciation and amortization	36,968	38,613	39,611	25,322	50,716	138,985
Impairment to goodwill	—	107,000	—	—	—	—
Acquisition-related costs	1,819	378	2,862	16,846	42,581	8,845
Restructuring costs	2,070	4,342	2,981	27	11,049	4,776
Total operating expenses	349,579	413,044	306,006	207,361	350,543	815,462
Operating income (loss)	55,161	(45,306)	63,216	19,969	(45,788)	39,995
Interest expense	(50,798)	(40,400)	(30,427)	(33,069)	(36,643)	(90,483)
Gain on retirement of debt	—	18,958	—	—	—	—
Other income (expense) net	1,158	(992)	(101)	223	(257)	(133)
Income (loss) from continuing operations before income taxes	5,521	(67,740)	32,688	(12,877)	(82,688)	(50,621)
Income tax expense (benefit)	4,378	20,120	13,948	(4,488)	(26,720)	(11,535)
Income (loss) from continuing operations	1,143	(87,860)	18,740	(8,389)	(55,968)	(39,086)
Income (loss) from discontinued operations, net of income taxes	2,478	(4,175)	(357)	—	—	—
Gain from sale of discontinued operations, net of income taxes	—	—	6,178	—	—	—
Net income (loss)	$3,621	$(92,035)	$24,561	$(8,389)	$(55,968)	$(39,086)
Other Financial Data:
Ratio of Earnings to Fixed Charges (1)	1.11x	N/A	2.04x	N/A	N/A	N/A

	Predecessor
	As of September 30,			As of September 30,
(in thousands)	2008	2009	2010	2011	2012
Selected Balance Sheet Data:
Cash and cash equivalents	$64,789	$44,573	$74,290	$44,796	$130,676
Total assets	1,033,732	851,278	851,906	2,469,989	2,430,084
Total debt, including current maturities	617,112	522,895	499,395	1,324,259	1,316,578
Stockholder's equity	259,316	166,530	196,862	587,716	552,764
(1) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred issuance costs, a portion of rental expense that management believes is representative of the interest component of rental expense, and interest related to uncertain tax positions. For periods in which income (loss) from continuing operations is a loss, the Ratio of Earnings to Fixed Charges is N/A (not applicable).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in Part I, section IA. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the Acquisitions. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
Overview
We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. Our fully integrated systems, which primarily include license, hardware, professional services, support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.
Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers' need for increased supply chain visibility and transparency by offering multichannel e-commerce and collaborative portal capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services have become deeply embedded in our customers’ businesses and are a critical component to their success.
In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate detailed business transactions to provide our customers with advanced multi-dimensional analysis, modeling and reporting of their enterprise-wide data.
We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, maintenance and/or services offerings on a regular, ongoing basis in over 33,000 sites and locations. Additionally, our automotive parts catalog is used at approximately 27,000 locations, many of which are also our systems customers.
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,000 employees worldwide as of September 30, 2012. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
During the fourth quarter of fiscal 2012, we changed the composition of our reportable segments by dividing our Retail reportable segment into two separate reportable segments, Retail Solutions and Retail Distribution.  We have reclassified the revenues and contribution margin of prior periods to conform to the new reportable segment structure. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. The Predecessor had two reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail Distribution segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.
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

The Transactions
On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as “Apax”, solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On April 4, 2011, Eagle entered into an Agreement and Plan of Merger with AGI, Activant and certain other parties pursuant to which Eagle agreed to acquire AGI and Activant. Also on April 4, 2011, Eagle entered into an Agreement and Plan of Merger with Legacy Epicor and certain other parties, pursuant to which Eagle agreed to acquire Legacy Epicor. Eagle had no activity from Inception to May 16, 2011, except for activities related to its formation, the acquisitions and arranging the related financing.
On May 16, 2011, pursuant to an Agreement and Plan of Merger, dated as of April 4, 2011 between Eagle, Activant Group Inc. (“AGI”), the parent company of Activant, Sun5 Merger Sub, Inc, a wholly-owned subsidiary of the Company (“A Sub”), and certain other parties, A Sub was merged with and into AGI with AGI surviving as a wholly-owned subsidiary of the Company. We paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash, plus $84.1 million cash on hand (net of a $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.
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
Activant was determined to be the Predecessor for financial reporting purposes due to its relative total asset size to Legacy Epicor. Further, the majority of Named Executive Officers and other executive officers of the Company were employees of Activant.
Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Since Activant and Legacy Epicor were both subsidiaries of Eagle, the Reorganization represented a change in legal entities under common control which had no impact on the consolidated financial statements of the Company.

Basis of Presentation

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we discuss our results for the year ended September 30, 2012 and for the period from Inception to September 30, 2011. Additionally, we discuss results for the Predecessor for the period from October 1, 2010 to May 15, 2011 and the year ended September 30,

2010.

The following discussion of revenues and expenses has been prepared by comparing combined results for the periods from Inception to September 30, 2011 (Successor) and October 1, 2010 to May 15, 2011 (Predecessor). The presentation of combined Predecessor and Successor operating results (which is simply the arithmetic sum of the Predecessor and Successor amounts) is a Non-GAAP presentation, which is provided as a convenience solely for the purpose of facilitating comparisons of the twelve month period ended September 30, 2011 as compared to the years ended September 30, 2012 and 2010. However, this approach may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of including four and one half months of Legacy Epicor results in the twelve month period ended September 30, 2011 and due to purchase accounting entries recorded as a result of the Acquisitions. In addition, the financial information has not been prepared as pro forma information and does not reflect all adjustments that would be required if the results for the period described above were reflected on a pro forma basis.
Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our systems and services to customers that operate in three segments - ERP, Retail Solutions and Retail Distribution.

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete and mixed-mode manufacturers with lean and “to-order” manufacturing and distributed operations catering to several verticals including industrial machinery, instrumentation and controls, medical devices, printing and packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities. Our Retail Solutions segment caters to the general merchandise, specialty retailers, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

Within each segment, we generate revenues from systems and services.
Systems revenues are comprised primarily of:

•
License revenues: Represent revenues from the sale or license of software to customers. A substantial amount of our new license revenue is characterized by long sales cycles and is therefore a somewhat less predictable revenue stream in nature. License revenues are heavily affected by the strength of general economic conditions and our competitive position in the marketplace.

•
Professional services revenues: Consist primarily of revenues generated from implementation contracts to install and configure our software products. Additionally, we generate revenues from training and educational services to our customers regarding the use of our software products. Our consulting revenues are dependent upon general economic conditions, the level of our license revenues, as well as ongoing purchases of services by our existing customer base.

•
Hardware revenues: Consist primarily of computer server, POS and storage product offerings, as well as revenues generated from the installation of hardware products. Our hardware revenues are dependent upon general economic conditions, the level of our license revenues, as well as on going purchases from our existing customer base.

•	Other systems revenues: Consist primarily of sales of business products to our existing customer base.

Services revenues consist primarily of maintenance services and content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Of our total revenues for the year ended September 30, 2012, approximately $480.0 million, or 56%, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us. The Predecessor’s services revenues consisted primarily of maintenance services, content services and supply chain services.
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

•
Cost of systems revenues - Cost of systems revenues consists primarily of direct costs of software duplication and delivery, third-party royalty fees, salary related and third party consulting costs of providing customers' system installation and integration and training services, our logistics organization, cost of hardware, and allocated overhead expenses.

•
Cost of services revenues - Cost of services revenues consists primarily of salary related costs, third party maintenance costs and other costs associated with product updates and providing support services, material and production costs associated with our automotive catalog and other content offerings and allocated overhead expenses.

•
Sales and marketing - Sales and marketing expense consists primarily of salaries and bonuses, commissions, share-based compensation expense, travel, marketing promotional expenses and allocated overhead expenses. Corporate marketing expenses are not allocated to our segments.

We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and authorized consultants who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

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

In recognition of global opportunities for our software products, we have committed resources to a global sales and marketing effort. We have established offices worldwide to further such sales and marketing efforts. We sell our products in the America's, EMEA and APAC through a mix of direct operations, VARs and certain third-party distributors. We translate and localize certain products directly or on occasion through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia Pacific.

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

General Business Trends
Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain, primarily due to the unresolved European sovereign debt crisis, slowing economy in China, volatile oil prices due to geopolitical risk, and relatively weak United States ("U.S.") economic momentum. We expect these conditions will lead to continued IT spending weakness in Europe into 2013, and these conditions could have a negative impact on IT spending in the U.S. as well.

Despite the slower macroeconomic conditions, our segments performed well in the year ended September 30, 2012 as compared to last year. Our ERP segment experienced solid growth in Asia Pacific and the Americas, however, during the year ended September 30, 2012 the soft European economy led to an unfavorable impact on our revenues in the EMEA region. During the year ended September 30, 2012, systems revenues for our Retail Distribution segment was adversely impacted by ongoing high unemployment, a weak residential housing market, and weak consumer confidence which was offset by the closing of large strategic deals in our Retail Solutions segment.  We continue to evaluate the economic situation, the business environment and our outlook for changes. We continue to focus on executing in the areas we can control by providing high value products and services while managing our expenses.

Results of Operations
Year Ended September 30, 2012 (Successor) compared to the combined Year Ended September 30, 2011 (Predecessor/Successor)(Non-GAAP)

Total revenues
Our total revenues were $855.5 million in fiscal 2012. Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues during the year ended September 30, 2012. Total revenues for the year ended September 30, 2011 were $532.1 million, which consisted of $304.8 million for the period from Inception to September 30, 2011 and $227.3 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Total revenues increased by $323.4 million, or 61%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. Of this increase, $308.8 million was attributable to the inclusion of a full year of Legacy Epicor revenues (net of a $7.8 million decrease in deferred revenue purchase accounting adjustments), while Predecessor revenues increased by $14.6 million (net of $5.7 million in deferred revenue purchase accounting adjustments), due to a $13.5 million increase in Predecessor services revenues, and a $1.1 million increase in Predecessor systems revenues. During the year ended September 30, 2011 our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 52%, 10% and 38%, respectively, of revenues. The shift in ERP, Retail Solutions and Retail Distribution percentage of total revenues was primarily attributable to the inclusion of twelve months of Legacy Epicor revenues in the year ended September 30, 2012, as compared to four and one half months in the year ended September 30, 2011. See Note 13 to our audited consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Non-GAAP
		Predecessor/
		Successor
		Combined		Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$100,395	$63,833	$46,796	$17,037	$36,562	57%
Professional services	128,712	62,222	48,457	13,765	66,490	107%
Hardware	15,489	12,251	5,913	6,338	3,238	26%
Other	504	189	185	4	315	167%
Total systems	245,100	138,495	101,351	37,144	106,605	77%
Services	270,100	141,138	77,567	63,571	128,962	91%
Total ERP revenues	515,200	279,633	178,918	100,715	235,567	84%
Retail Solutions revenues:
Systems:
License	20,698	6,310	6,310	—	14,388	228%
Professional services	36,334	13,836	13,836	—	22,498	163%
Hardware	19,708	8,785	8,785	—	10,923	124%
Other	—	—	—	—	—	—%
Total systems	76,740	28,931	28,931	—	47,809	165%
Services	61,374	23,437	23,437	—	37,937	162%
Total Retail Solutions revenues	138,114	52,368	52,368	—	85,746	164%
Retail Distribution revenues:
Systems:
License	18,078	17,085	5,930	11,155	993	6%
Professional services	12,821	13,122	4,016	9,106	(301)	(2)%
Hardware	17,946	21,084	7,867	13,217	(3,138)	(15)%
Other	4,802	5,198	2,071	3,127	(396)	(8)%
Total systems	53,647	56,489	19,884	36,605	(2,842)	(5)%
Services	148,496	143,595	53,585	90,010	4,901	3%
Total Retail Distribution revenues	202,143	200,084	73,469	126,615	2,059	1%
Total revenues:
Systems:
License	139,171	87,228	59,036	28,192	51,943	60%
Professional services	177,867	89,180	66,309	22,871	88,687	99%
Hardware	53,143	42,120	22,565	19,555	11,023	26%
Other	5,306	5,387	2,256	3,131	(81)	(2)%
Total systems	375,487	223,915	150,166	73,749	151,572	68%
Services	479,970	308,170	154,589	153,581	171,800	56%
Total revenues	$855,457	$532,085	$304,755	$227,330	$323,372	61%

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

		Non-GAAP
		Predecessor/
		Successor
		Combined		Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2011	Variance $	Variance %
Systems revenues:
ERP	$245,521	$139,795	$102,651	$37,144	$105,726	76%
Retail Solutions	77,384	28,930	28,930	—	48,454	167%
Retail Distribution	54,151	57,696	21,091	36,605	(3,545)	(6)%
Deferred revenue purchase accounting adjustment	(1,569)	(2,506)	(2,506)	—	937	(37)%
Total systems revenues	375,487	223,915	150,166	73,749	151,572	68%
Services revenues:
ERP	282,843	166,606	103,035	63,571	116,237	70%
Retail Solutions	62,497	23,437	23,437	—	39,060	167%
Retail Distribution	148,850	144,893	54,883	90,010	3,957	3%
Deferred revenue purchase accounting adjustment	(14,220)	(26,766)	(26,766)	—	12,546	(47)%
Total services revenues	479,970	308,170	154,589	153,581	171,800	56%
Total revenues:
ERP	528,364	306,401	205,686	100,715	221,963	72%
Retail Solutions	139,881	52,367	52,367	—	87,514	167%
Retail Distribution	203,001	202,589	75,974	126,615	412	—%
Deferred revenue purchase accounting adjustment	(15,789)	(29,272)	(29,272)	—	13,483	(46)%
Total revenues	$855,457	$532,085	$304,755	$227,330	$323,372	61%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $515.2 million for the year ended September 30, 2012 as compared to $279.6 million for the year ended September 30, 2011. ERP revenues for the year ended September 30, 2011 included $178.9 million for the period from Inception to September 30, 2011 (Successor) and $100.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). ERP revenues increased by $235.6 million, or 84%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, primarily due to a $223.1 million increase attributable to the inclusion of a full year of Legacy Epicor ERP revenues, while Predecessor ERP revenues increased by $12.5 million due primarily to an increase in professional and support services as well as a $4.1 million decrease in deferred revenue purchase accounting adjustments.

◦
ERP systems revenues for the year ended September 30, 2012 were $245.1 million compared to $138.5 million for the year ended September 30, 2011, an increase of $106.6 million, or 77%. ERP systems revenues for the year ended September 30, 2011 included $101.4 million for the period from Inception to September 30, 2011 (Successor) and $37.1 million for the period from October 1, 2010 to May 15, 2011 (Predecessor).

Of the $106.6 million increase, $102.6 million was attributable to the inclusion of a full year of Legacy Epicor ERP systems revenues, while Predecessor ERP systems revenues increased by $4.0 million primarily due to a $4.3 million increase in professional services revenue and a $0.3 million decrease in deferred revenue purchase accounting adjustments.

◦
ERP services revenues were $270.1 million for the year ended September 30, 2012 compared to $141.1 million for the year ended September 30, 2011, an increase of $129.0 million, or 91%. ERP services revenues for the year ended September 30, 2011 included $77.5 million for the period from Inception to September 30, 2011 (Successor) and $63.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Of the $129.0 million increase, $120.4 million was attributable to the inclusion of a full year of Legacy Epicor ERP services revenues, while Predecessor ERP services revenues increased by $8.5 million primarily due to a $3.8 million decrease in deferred revenue purchase accounting adjustments as well as support price increases and new customer maintenance support revenues, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues were $138.1 million for the year ended September 30, 2012 as compared to $52.4 million for the period ended September 30, 2011, an increase of $85.7 million, or 164%, primarily as a result of the comparison of a twelve month period with a four and one half month period. As the Predecessor did not have a Retail Solutions segment, all Retail Solutions revenues for the year ended September 30, 2011 occurred during the period from Inception to September 30, 2011 (Successor). Retail Solutions systems revenues increased by $47.8 million, and Retail Solutions services revenues increased by $37.9 million. These increases were primarily a result of the comparison of a twelve month period with a four and one half month period.

•
Retail Distribution revenues - Retail Distribution revenues were $202.1 million for the year ended September 30, 2012 compared to $200.1 million for the year ended September 30, 2011, an increase of $2.1 million, or 1%, primarily due to an increase in support services and a $1.6 million decrease in deferred revenue purchase accounting adjustments, partially offset by lower hardware revenue. Retail Distribution revenues for the year ended September 30, 2011 included $73.5 million for the period from Inception to September 30, 2011 (Successor) and $126.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Retail Distribution systems revenues decreased by $2.8 million primarily due to a $3.1 million reduction in hardware, offset by a $0.7 million decrease in deferred revenue purchase accounting adjustments. Retail Distribution services revenues increased by $4.9 million, primarily due to support price increases and new customer maintenance support revenues and a $0.9 million decrease in deferred revenue purchase accounting adjustments, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

		Non-GAAP
		Predecessor/Successor Combined		Predecessor
	Year Ended	Year Ended	Inception to	October 1,
(in thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2010	Variance $	Variance %
Cost of systems revenues	$211,814	$121,194	$81,272	$39,922	$90,620	75%
Cost of services revenues	144,590	100,106	52,240	47,866	44,484	44%
Total cost of revenues	356,404	221,300	133,512	87,788	135,104	61%
Sales and marketing	147,446	89,857	53,657	36,200	57,589	64%
Product development	83,304	51,076	31,417	19,659	32,228	63%
General and administrative	75,702	49,130	27,611	21,519	26,572	54%
Depreciation and amortization	138,985	76,038	50,716	25,322	62,947	83%
Acquisition-related costs	8,845	59,427	42,581	16,846	(50,582)	(85)%
Restructuring costs	4,776	11,076	11,049	27	(6,300)	(57)%
Total other operating expenses	459,058	336,604	217,031	119,573	122,454	36%
Interest expense	(90,483)	(69,712)	(36,643)	(33,069)	(20,771)	30%
Other income (expense), net	(133)	(34)	(257)	223	(99)	291%
Income tax benefit	(11,535)	(31,208)	(26,720)	(4,488)	19,673	(63)%

•
Cost of systems revenues - Cost of systems revenues was $211.8 million for the year ended September 30, 2012 as compared to $121.2 million for the year ended September 30, 2011, including $81.3 million for the period from Inception to September 30, 2011 (Successor) and $39.9 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Cost of systems revenues increased by $90.6 million, or 75%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, of which $91.2 million was attributable to the inclusion of a full year of Legacy Epicor cost of systems revenue while Predecessor cost of systems revenues decreased by $0.6 million primarily as a result of a lower mix of hardware equipment sales in the year ended September 30, 2012.

•
Cost of services revenues - Cost of services revenues was $144.6 million for the year ended September 30, 2012 compared to $100.1 million for the year ended September 30, 2011, including $52.2 million for the period from Inception to September 30, 2011 (Successor) and $47.9 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Cost of services revenues increased by $44.5 million or 44%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, of which $43.8 million was attributable to the inclusion of a full year of Legacy Epicor cost of services revenues while Predecessor cost of services revenues increased by $0.7 million primarily as a result of an increase in support and license fees related to growth in our content and connectivity business.

Total other operating expenses were $459.1 million for the year ended September 30, 2012 as compared to $336.6 million for the year ended September 30, 2011, including $217.0 million for the period from Inception to September 30, 2011 (Successor) and $119.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Total other operating expenses increased by $122.5 million, or 36% for the year ended September 30, 2012, as compared to the year ended September 30, 2011, driven primarily by incremental operating costs from Legacy Epicor, and increased depreciation and amortization as a result of the Acquisitions, offset by decreased acquisition related and restructuring costs.

•
Sales and marketing - Sales and marketing expenses were $147.4 million for the year ended September 30, 2012 as compared to $89.9 million for the year ended September 30, 2011, consisting of $53.7 million for the period from Inception to September 30, 2011 (Successor) and $36.2 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Sales and marketing expenses increased by $57.6 million, or 64%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, of which $59.1 million was attributable to the inclusion of a full year of Legacy Epicor sales and marketing expenses, while Predecessor sales and marketing expenses decreased by $1.5 million primarily due to lower share-based compensation expenses.

•
Product development - Product development expenses were $83.3 million for the year ended September 30, 2012, as compared to $51.1 million for the year ended September 30, 2011, consisting of $31.4 million for the period from Inception to September 30, 2011 (Successor) and $19.7 million for the period from October 1, 2010 to May 15, 2011.

Product development expenses increased by $32.2 million, or 63%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, of which $32.5 million was attributable to the inclusion of a full year of Legacy Epicor product development expenses, while Predecessor product development expenses decreased by $0.3 million due primarily to lower salary related and outside service costs.

•
General and administrative - General and administrative expenses were $75.7 million for the year ended September 30, 2012 as compared to $49.1 million in the year ended September 30, 2011, consisting of $27.6 million in the period from Inception to September 30, 2011 (Successor) and $21.5 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). General and administrative expenses increased by $26.6 million, or 54%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase was primarily attributable to the inclusion of a full year of Legacy Epicor general and administrative expenses and a $3.8 million increase in employee related expenses predominantly related to share-based compensation.

•
Depreciation and amortization - Depreciation and amortization expense was $139.0 million for the year ended September 30, 2012 as compared to $76.0 million for the year ended September 30, 2011, consisting of $50.7 million for the period from Inception to September 30, 2011 (Successor) and $25.3 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Depreciation and amortization expense increased by $62.9 million, or 83%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011, primarily as a result of additional amortization on increased intangible assets due to the Acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012, as compared to $59.4 million for the year ended September 30, 2011. Acquisition-related costs for the year ended September 30, 2011 consisted of $42.6 million for the period from Inception to September 30, 2011 (Successor) and $16.8 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs, primarily due diligence fees and legal fees related to the acquisition of SolarSoft Business Systems, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the period from Inception to September 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011. Acquisition-related costs for the period from October 1, 2010 to May 15, 2011 (Predecessor) included the Predecessor's acquisition costs incurred prior to the acquisitions.

•
Restructuring costs - During the year ended September 30, 2012, we incurred $4.8 million of management approved restructuring costs primarily as a result of the Acquisitions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. Restructuring costs were $11.1 million for the year ended September 30, 2011, consisting of $11.0 million for the period from Inception to September 30, 2011 (Successor) and less than $0.1 million for the period from October 1, 2010 to May 15, 2011 (Predecessor), attributable to the elimination of certain employee positions in connection with the Acquisitions. See Note 11 to our consolidated financial statements.

Interest expense
Interest expense for the year ended September 30, 2012 was $90.5 million as compared to $69.7 million for the year ended September 30, 2011, consisting of $36.6 million for the period from Inception to September 30, 2011(Successor) and $33.1 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). The increase in interest expense was primarily a result of increased debt levels after the Acquisitions, partially offset by the 2011 write-off of deferred financing fees of approximately $7.8 million and $4.1 million for retired debt instruments of the Predecessor and Legacy Epicor, respectively.
Other income (expense), net
Other income (expense) for the year ended September 30, 2012 was $0.1 million of expense compared to less than $0.1 million of expense for the year ended September 30, 2011, consisting of $0.3 million of expense for the period from Inception to September 30, 2011 (Successor) and $0.2 million of income for the period from October 1, 2010 to May 15, 2011(Predecessor), respectively. Other income (expense) net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet Auto Parts, Inc. and $0.7 million of interest income. Other income (expense), net for the year ended September 30, 2011 included $1.4 million of earnings from our previous minority interest in Internet Auto Parts Inc. partially offset by a loss on disposal of fixed assets of $1.5 million.

Income tax expense (benefit)
We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012. We recognized an income tax benefit of $31.2 million, or 37.4% of pre-tax loss, in the year ended September 30, 2011, including $26.7 million in the period from Inception to September 30, 2011 (Successor) and $4.5 million in the period from October 1, 2010 to May 15, 2011 (Predecessor). Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the quarter and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. In the period from Inception to September 30, 2011, the tax rate was higher than the federal statutory rate due to taxes related to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by the release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.
See Note 9 - Income Taxes to our audited consolidated financial statements for additional information about income taxes.
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
Contribution margin for the year ended September 30, 2012, the period from Inception to September 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor) is as follows:

		Non-GAAP
		Predecessor/Successor Combined		Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2011	Variance $	Variance %
ERP	$154,127	$84,836	$40,787	$44,049	$69,291	82%
Retail Solutions	47,042	16,959	16,959	—	30,083	177%
Retail Distribution	65,787	65,171	24,190	40,981	616	1%
Total segment contribution margin	$266,956	$166,966	$81,936	$85,030	$99,990	60%

•
ERP contribution margin - ERP contribution margin for the year ended September 30, 2012 was $154.1 million as compared to $84.8 million for the year ended September 30, 2011, consisting of $40.8 million for the period from Inception to September 30, 2011 (Successor) and $44.0 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Contribution margin for ERP increased by $69.3 million, or 82%, for the year ended September 30, 2012. Of this increase, $54.2 million was attributable to the inclusion of a full year of Legacy Epicor while Predecessor contribution margin increased by $15.1 million as a result of increased gross margins of approximately $11.0 million primarily due to increased professional and support services revenues (including a $4.1 million decrease in deferred revenue purchase accounting adjustments) as well as a $3.2 million reduction in sales and marketing and product development salary related expenses and a $0.7 million reduction in legal related costs.

•
Retail Solutions contribution margin - Retail Solutions contribution margin for the year ended September 30, 2012 was $47.1 million as compared to $17.0 million for the year ended September 30, 2011. As the Predecessor did not have a Retail Solutions segment, there was no contribution margin for the period from October 1, 2010 to May 15, 2011 (Predecessor). Contribution margin for Retail Solutions increased by $30.1 million, or 177%, for the year ended September 30, 2012, primarily attributable to the inclusion of a full year of Legacy Epicor.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2012 was $65.8 million as compared to $65.2 million for the year ended September 30, 2011 consisting of $24.2 million for the period from Inception to September 30, 2011 (Successor) and $41.0 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Contribution margin for Retail Distribution increased by $0.6 million, or 1%, for the year ended September 30, 2012. The increase was primarily due to a $2.9 million increase in gross margins (including a $1.8 million decrease in deferred revenue purchase accounting adjustments) primarily as a result of support price increases and new customer maintenance support revenues and a $0.5 million decrease in product development outside services partially offset by salary related increases of $1.4 million in sales and marketing and $1.4 million in product development.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

		Non-GAAP
		Predecessor/Successor Combined		Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2011
Segment contribution margin	$266,956	$166,966	$81,936	$85,030
Corporate and unallocated costs	(66,047)	(40,531)	(23,378)	(17,153)
Share-based compensation expense	(8,308)	(5,713)	—	(5,713)
Depreciation and amortization	(138,985)	(76,038)	(50,716)	(25,322)
Acquisition-related costs	(8,845)	(59,427)	(42,581)	(16,846)
Restructuring costs	(4,776)	(11,076)	(11,049)	(27)
Interest expense	(90,483)	(69,712)	(36,643)	(33,069)
Other income (expense), net	(133)	(34)	(257)	223
Loss before income taxes	$(50,621)	$(95,565)	$(82,688)	$(12,877)

Combined Year Ended September 30, 2011 (Predecessor/Successor)(Non-GAAP) compared to the Year Ended September 30, 2010 (Predecessor)

Total revenues
Our total revenues were $532.1 million for the year ended September 30, 2011 which consisted of $304.8 million for the period from Inception to September 30, 2011 and $227.3 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 52%, 10% and 38%, respectively, of our revenues during the year ended September 30, 2011. Total revenues for the year ended September 30, 2010 were $369.2 million. Total revenues increased by $162.9 million, or 44%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010. Of this increase, $170.6 million was attributable to the inclusion of four and one half months of Legacy Epicor revenues, while Predecessor revenues decreased by $7.7 million. The Predecessor decrease was primarily attributed to an $8.9 million deferred revenue purchase accounting adjustment as well as lower hardware revenues, partially offset by higher license revenues. During the year ended September 30, 2010 our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 41%, 0% and 59%, respectively, of the Predecessor's revenues. The shift in ERP, Retail Solutions and Retail Distribution percentage of total revenues is attributable to the inclusion of four and one half months of Legacy Epicor revenues in the year ended September 30, 2011. See Note 13 to our audited consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

	Non-GAAP
	Predecessor/ Successor Combined		Predecessor	Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2011	May 15, 2011	September 30, 2010	Variance $	Variance %
ERP revenues:
Systems:
License	$63,833	$46,796	$17,037	$22,459	$41,374	184%
Professional services	62,222	48,457	13,765	21,944	40,278	184%
Hardware	12,251	5,913	6,338	8,488	3,763	44%
Other	189	185	4	6	183	3,050%
Total systems	138,495	101,351	37,144	52,897	85,598	162%
Services	141,138	77,567	63,571	99,233	41,905	42%
Total ERP revenues	279,633	178,918	100,715	152,130	127,503	84%
Retail Solutions revenues:
Systems:
License	6,310	6,310	—	—	6,310	100%
Professional services	13,836	13,836	—	—	13,836	100%
Hardware	8,785	8,785	—	—	8,785	100%
Other	—	—	—	—	—	100%
Total systems	28,931	28,931	—	—	28,931	100%
Services	23,437	23,437	—	—	23,437	100%
Total Retail Solutions revenues	52,368	52,368	—	—	52,368	100%
Retail Distribution revenues:
Systems:
License	17,085	5,930	11,155	21,931	(4,846)	(22)%
Professional services	13,122	4,016	9,106	14,341	(1,219)	(9)%
Hardware	21,084	7,867	13,217	31,934	(10,850)	(34)%
Other	5,198	2,071	3,127	5,321	(123)	(2)%
Total systems	56,489	19,884	36,605	73,527	(17,038)	(23)%
Services	143,595	53,585	90,010	143,565	30	—%
Total Retail Distribution revenues	200,084	73,469	126,615	217,092	(17,008)	(8)%
Total revenues:
Systems:
License	87,228	59,036	28,192	44,390	42,838	97%
Professional services	89,180	66,309	22,871	36,285	52,895	146%
Hardware	42,120	22,565	19,555	40,422	1,698	4%
Other	5,387	2,256	3,131	5,327	60	1%
Total systems	223,915	150,166	73,749	126,424	97,491	77%
Services	308,170	154,589	153,581	242,798	65,372	27%
Total revenues	$532,085	$304,755	$227,330	$369,222	$162,863	44%

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

	Non-GAAP
	Predecessor/Successor Combined		Predecessor	Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2011	May 15, 2011	September 30, 2010	Variance $	Variance %
Systems revenues:
ERP	$139,795	$102,651	$37,144	$52,897	$86,898	164%
Retail Solutions	28,930	28,930	—	—	28,930	100%
Retail Distribution	57,696	21,091	36,605	73,527	(15,831)	(22)%
Deferred revenue purchase accounting adjustment	(2,506)	(2,506)	—	—	(2,506)	(100)%
Total systems revenues	223,915	150,166	73,749	126,424	97,491	77%
Services revenues:			—
ERP	166,606	103,035	63,571	99,233	67,373	68%
Retail Solutions	23,437	23,437	—	—	23,437	(100)%
Retail Distribution	144,893	54,883	90,010	143,565	1,328	1%
Deferred revenue purchase accounting adjustment	(26,766)	(26,766)	—	—	(26,766)	(100)%
Total services revenues	308,170	154,589	153,581	242,798	65,372	27%
Total revenues:
ERP	306,401	205,686	100,715	152,130	154,271	101%
Retail Solutions	52,367	52,367	—	—	52,367	100%
Retail Distribution	202,589	75,974	126,615	217,092	(14,503)	(7)%
Deferred revenue purchase accounting adjustment	(29,272)	(29,272)	—	—	(29,272)	(100)%
Total revenues	$532,085	$304,755	$227,330	$369,222	$162,863	44%
The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $279.6 million for the year ended September 30, 2011 as compared to $152.1 million for the year ended September 30, 2010. ERP revenues for the year ended September 30, 2011 included $178.9 million for the period from Inception to September 30, 2011 (Successor) and $100.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). ERP revenues increased by $127.5 million, or 84%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily due to an increase of $118.2 million increase attributable to the inclusion of four and one half months of Legacy Epicor revenues. Predecessor revenues increased by $9.3 million due primarily to an increase in license revenue attributed to large strategic deals partially and support price increases and new customer maintenance support revenues partially offset by $6.4 million deferred revenue purchase accounting adjustments.

◦
ERP systems revenues for the year ended September 30, 2011 were $138.5 million compared to $52.9 million for the year ended September 30, 2010. ERP systems revenues for the year ended September 30, 2011 included $101.4 million for the period from Inception to September 30, 2011 (Successor) and $37.1 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). ERP systems revenues increased by $86.6 million, or 162% for the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily due to an increase of $73.4 million attributable to the inclusion of four and one half months of Legacy Epicor ERP systems revenues, while Predecessor ERP systems revenues increased by $12.2 million. The increase in the Predecessor systems revenue was primarily due to a $9.1 million increase license revenue, a $1.4 million increase in professional services revenue and a $1.7 million increase in hardware (all net of $0.3 million deferred revenue purchase accounting adjustments) primarily due to large strategic deals.

◦
ERP services revenues were $141.1 million for the year ended September 30, 2011 compared to $99.2 million for the year ended September 30, 2010. ERP services revenues for the year ended September 30, 2011 included $77.5 million for the period from Inception to September 30, 2011 (Successor) and $63.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). ERP services revenues increased by $41.9 million, or 42% in the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily due to an increase of $44.9 million attributable to the inclusion of four and one half months of Legacy Epicor ERP services revenues, while Predecessor ERP services revenues decreased by $3.0 million, primarily due to a $6.1 million deferred revenue purchase accounting adjustment and legacy platform attrition partially offset by support price increases and new customer maintenance support revenues.

•
Retail Solutions revenues - Retail Solutions revenues were $52.4 million for the year ended September 30, 2011, all of which occurred for the period from Inception to September 30, 2011. The Retail Solutions segment originated in Legacy Epicor, and as such, for the year ended September 30, 2010, the Predecessor's results do not include revenues from Retail Solutions. Retail Solutions systems and services revenues were $28.9 million and $23.4 million, respectively, in the year ended September 30, 2011 as compared to $0 for the year ended September 30, 2010.

•
Retail Distribution revenues - Retail Distribution revenues were $200.1 million for the year ended September 30, 2011 compared to $217.1 million for the year ended September 30, 2010. Retail Distribution revenues for the year ended September 30, 2011 included $73.5 million for the period from Inception to September 30, 2011 (Successor) and $126.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Retail Distribution revenues decreased by $17.0 million, or 8%, for the year ended September 30, 2011, as compared to the year ended September 30, 2010, primarily due lower systems revenues and a $2.5 million deferred revenue purchase accounting adjustment. Retail Distribution systems revenues decreased by $17.0 million primarily due to large strategic deals in 2010 and a $1.2 million deferred revenue purchase accounting adjustment. Retail Distribution services revenues were flat primarily as a result of support price increases and new customer maintenance support revenues offset by $1.3 million deferred revenue purchase accounting adjustments and legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Non-GAAP
	Predecessor/ Successor Combined		Predecessor	Predecessor
	Year Ended	Inception to	October 1,	Year Ended
(In thousands, except percentages)	September 30, 2011	September 30, 2011	May 15, 2010	September 30, 2010	Variance $	Variance %
Cost of systems revenues	$121,194	$81,272	$39,922	$67,986	$53,208	78%
Cost of services revenues	100,106	52,240	47,866	77,143	22,963	30%
Total cost of revenues	221,300	133,512	87,788	145,129	76,171	52%
Sales and marketing	89,857	53,657	36,200	56,390	33,467	59%
Product development	51,076	31,417	19,659	30,917	20,159	65%
General and administrative	49,130	27,611	21,519	28,116	21,014	75%
Depreciation and amortization	76,038	50,716	25,322	39,611	36,427	92%
Acquisition-related costs	59,427	42,581	16,846	2,862	56,565	1,976%
Restructuring costs	11,076	11,049	27	2,981	8,095	272%
Total other operating expenses	336,604	217,031	119,573	160,877	175,727	109%
Interest expense	(69,712)	(36,643)	(33,069)	(30,427)	(39,285)	129%
Other income (expense), net	(34)	(257)	223	(101)	67	(66)%
Income tax expense (benefit)	(31,208)	(26,720)	(4,488)	13,948	(45,156)	(324)%

•
Cost of systems revenues - Cost of systems revenues was $121.2 million for the year ended September 30, 2011, as compared to $68.0 million for the year ended September 30, 2010. Costs of systems revenues for the year ended

September 30, 2011 included $81.3 million for the period from Inception to September 30, 2011 (Successor) and $39.9 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Cost of systems revenues increased by $53.2 million, or 78%, for the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily as a result of incremental cost of systems revenues from Legacy Epicor of $57.8 million, partially offset by a decrease in Predecessor costs of systems revenues of $4.6 million which was primarily attributed to a lower mix of hardware revenues.

•
Cost of services revenues - Cost of services revenues was $100.1 million for the year ended September 30, 2011 as compared to $77.1 million for the year ended September 30, 2010. Cost of services revenues for the year ended September 30, 2011 included $52.2 million for the period from Inception to September 30, 2011 (Successor) and $47.9 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Cost of services revenues increased by $23.0 million, or 30% in the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily as a result of incremental cost of services revenues from Legacy Epicor of $24.9 million, partially offset by a $1.9 million decrease in Predecessor cost of services revenues which was primarily attributed to lower salary related costs.

Total other operating expenses were $336.6 million for the year ended September 30, 2011 compared to $160.9 million for the year ended September 30, 2010. Operating expenses for the year ended September 30, 2011 included $217.0 million for the period from Inception to September 30, 2011 (Successor) and $119.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Total other operating expenses increased by $175.7 million, or 109%, for the year ended September 30, 2011 as compared to the year ended September 30, 2010, driven primarily by $120.4 million of incremental operating costs from Legacy Epicor as well as increased depreciation and amortization and acquisition-related expenses.

•
Sales and marketing - Sales and marketing expenses were $89.9 million for the year ended September 30, 2011 as compared to $56.4 million for the year ended September 30, 2010. Sales and marketing expense for the year ended September 30, 2011 included $53.7 million for the period from Inception to September 30, 2011 (Successor) and $36.2 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Sales and marketing expenses increased by $33.5 million, or 59%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010, which was primarily attributable to an incremental $33.7 million of Legacy Epicor sales and marketing expenses.

•
Product development - Product development expenses were $51.1 million for the year ended September 30, 2011 as compared to $30.9 million for the year ended September 30, 2010. Product development expense for the year ended September 30, 2011 included $31.4 million for the period from Inception to September 30, 2011 (Successor) and $19.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Product development expenses increased by $20.2 million, or 65%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010, which was primarily attributable to $20.4 million of incremental product development costs from Legacy Epicor.

•
General and administrative - General and administrative expenses were $49.1 million for the year ended September 30, 2011 as compared to $28.1 million for the year ended September 30, 2010. General and administrative expenses for the year ended September 30, 2011 included $27.6 million for the period from Inception to September 30, 2011 (Successor) and $21.5 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). General and administrative expenses increased by $21.0 million, or 75%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010. The increase was primarily attributable to the inclusion of incremental general and administrative expenses from Legacy Epicor, as well as $0.9 million of non-income based tax assessments, as well as a $0.3 million increase in board fees and $1.0 million of one-time related costs.

•
Depreciation and amortization - Depreciation and amortization expense was $76.0 million for the year ended September 30, 2011 as compared to $39.6 million for the year ended September 30, 2010. General and administrative expenses for the year ended September 30, 2011 included $50.7 million for the period from Inception to September 30, 2011 (Successor) and $25.3 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Depreciation and amortization expense increased by $36.4 million, or 92%, in the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily as a result of additional amortization on increased intangible assets due to the Acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $59.4 million for the year ended September 30, 2011, which consisted of $42.6 million for the period from Inception to September 30, 2011 (Successor) and $16.8 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). The acquisition costs for the period from Inception to September 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011. The acquisition costs for the period from October 1, 2010 to May 15, 2011 (Predecessor) included the Predecessor's acquisition costs incurred prior to the acquisitions. Acquisition-related costs were $2.9 million for the year ended September 30, 2010 which consisted primarily of acquisition related activities for the Predecessor.

•
Restructuring costs - Restructuring costs for the year ended September 30, 2011 were $11.1 million, including $11.0 million in the period from Inception to September 30, 2011 (Successor) and were less than $0.1 million in the period from October 1, 2010 to May 15, 2011 (Predecessor). Restructuring costs during the period from Inception to September 30, 2011 were attributable to our management approved restructuring actions as a result of the Acquisitions primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. During the year ended September 30, 2010, the Predecessor incurred $3.0 million of restructuring related charges, primarily related to the elimination of certain employee positions. See Note 11 to our consolidated financial statements.

Interest Expense

Interest expense for the year ended September 30, 2011 was $69.7 million as compared to $30.4 million for the year ended September 30, 2011. Interest expense for the year ended September 30, 2011 included $36.6 million for the period from Inception to September 30, 2011(Successor) and $33.1 million for the period from October 1, 2010 to May 15, 2011 (Predecessor), respectively. The increase in interest expense was primarily a result of increased debt levels after the Acquisitions as well as the write-off of deferred financing fees of approximately $7.8 million and $4.1 million for retired debt instruments of the Predecessor and Legacy Epicor, respectively.

Other income (expense), net

Other income (expense) for the year ended September 30, 2011 was less than $0.1 million of expense compared $0.1 million expense for the year ended September 30, 2010. For the year ended September 30, 2011 other income (expense) net consisted of $0.3 million of expense for the period from Inception to September 30, 2011 (Successor) and $0.2 million income for the period from October 1, 2010 to May 15, 2011 (Predecessor), respectively. The year ended September 30, 2011 included $1.4 million of earnings from our previous minority interest in Internet Auto Parts Inc., partially offset by a loss on disposal of fixed assets of $1.5 million. The year ended September 30, 2010 consisted primarily of a $0.7 million franchise tax charge offset by a $0.7 million favorable foreign exchange gain.

Income tax expense (benefit)

Income tax benefit was $31.2 million, or 32.7% of pretax income, for the year ended September 30, 2011, including $26.7 million for the period from Inception to September 30, 2011 (Successor) and $4.5 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). We recognized income tax expense of $13.9 million, or 42.7% of pre-tax income, for the year ended September 30, 2010. The change in income tax expense (benefit) was attributable primarily to the change from pre-tax income in the year ended September 30, 2010 to pre-tax loss in the year ended September 30, 2011. The change in the income tax rate was due primarily to increases in tax reserves recorded in the period from October 1, 2010 to May 15, 2011. See Note 9 - Income Taxes in our consolidated financial statements for additional information about income taxes.

Contribution margin
Contribution margin for the period from Inception to September 30, 2011 and the year ended September 30, 2010 (Predecessor) is as follows:

	Non-GAAP
	Predecessor/ Successor Combined		Predecessor	Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2011	May 15, 2011	September 30, 2010	Variance $	Variance %
ERP	$84,836	$40,787	$44,049	$65,987	$18,849	29%
Retail Solutions	16,959	16,959	—	—	16,959	100%
Retail Distribution	$65,171	$24,190	$40,981	$70,351	$(5,180)	(7)%
Total segment contribution margin	$166,966	$81,936	$85,030	$136,338	$30,628	22%

•
ERP contribution margin - ERP contribution margin for the year ended September 30, 2011 was $84.8 million as compared to $66.0 million for the year ended September 30, 2010. ERP contribution margin for the year ended September 30, 2011 consisted of $40.8 million for the period from Inception to September 30, 2011 (Successor) and $44.0 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Contribution margin for ERP increased by $18.8 million, or 29%, for the year ended September 30, 2011, of which $13.1 million was attributable to the inclusion of four and one half months of Legacy Epicor while Predecessor contribution margin increased by $5.7 million as a result of increased gross margins of approximately $7.6 million (including $6.4 million of deferred revenue purchase accounting adjustments) primarily due to increased license revenues partially offset by $1.7 million increase in sales and marketing related expenses.

•
Retail Solutions contribution margin—Retail Solutions contribution margin for the year ended September 30, 2011 was $17.0 million. As the Predecessor did not have a Retail Solutions segment, there were no Retail Solutions operations in the period from October 1, 2010 to May 15, 2011 or for the year ended September 30, 2010.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2011 was $65.2 million as compared to $70.4 million for the year ended September 30, 2010. Retail Distribution contribution margin for the year ended September 30, 2011 consisted of $24.2 million for the period from Inception to September 30, 2011 (Successor) and $41.0 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Contribution margin for Retail Distribution decreased by $5.2 million, or 7%, for the year ended September 30, 2011, primarily due to an $8.3 million decrease in gross margins (including a $2.5 million decrease in deferred revenue purchase accounting adjustments) primarily as a result of lower system revenues due to large strategic deals in 2010 partially offset by support price increases and new customer maintenance support revenues and a $2.7 million decrease in sales and marketing salary related expenses.

The reconciliation of total segment contribution margin to income (loss) from continuing operations before income taxes is as follows:

	Non-GAAP
	Predecessor/ Successor Combined		Predecessor	Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands)	September 30, 2011	September 30, 2011	May 15, 2011	September 30, 2010
Segment contribution margin	$166,966	$81,936	$85,030	$136,338
Corporate and unallocated costs	(40,531)	(23,378)	(17,153)	(23,918)
Share-based compensation expense	(5,713)	—	(5,713)	(3,750)
Depreciation and amortization	(76,038)	(50,716)	(25,322)	(39,611)
Acquisition-related costs	(59,427)	(42,581)	(16,846)	(2,862)
Restructuring costs	(11,076)	(11,049)	(27)	(2,981)
Interest expense	(69,712)	(36,643)	(33,069)	(30,427)
Other income (expense), net	(34)	(257)	223	(101)
Income (loss) from continuing operations before income taxes	$(95,565)	$(82,688)	$(12,877)	$32,688

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our Senior Secured Credit Facilities (the “2011 credit agreement”) and senior notes. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations and additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 credit agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of completing the Acquisitions, we have significant leverage. As of September 30, 2012, our total indebtedness was $1,324.1 million ($1,316.6 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $75.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the year ended September 30, 2012 was $90.5 million.

In connection with our acquisition of SolarSoft Business Systems Inc. in October 2012, we borrowed $69 million under our revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations:	Total	2013	2014	2015	2016	2017	2018 and Beyond
Long-term debt obligations (1)	$1,324,140	$8,700	$8,700	$8,700	$8,700	$8,700	$1,280,640
Operating lease obligations(2)	70,268	15,776	12,993	10,320	7,394	6,835	16,950
Interest obligations (3)	605,157	83,153	84,277	83,836	83,395	82,781	187,715
Pension benefit payments	2,850	431	421	421	421	421	735
Purchase obligations	29	29	—	—	—	—	—
Total	$2,002,444	$108,089	$106,391	$103,277	$99,910	$98,737	$1,486,040

(1) Includes current portion of long-term debt. See Note 6 - Debt in the notes to our audited consolidated financial statements for additional information regarding our long-term debt obligations.
(2) See Note 16 - Commitments and Contingencies in the notes to our audited consolidated financial statements for additional information regarding our operating lease obligations.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given the uncertainties in future interest rates we have not included the beneficial impact of interest rate swaps.

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues.

In October 2012, we acquired SolarSoft Business Systems for $155 million of cash. We financed the acquisition by utilizing $86 million of our cash and cash equivalents and by drawing $69 million on our senior secured credit facility.

We believe that our projected cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months.

We expect that the predictable revenue stream generated by our services revenues as well as other cash flows from operations, as well as the available borrowings on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of September 30, 2012.

2011 Credit Agreement

As of September 30, 2012, we had $859.2 million (before $7.6 million unamortized original issue discount as of September 30, 2012) outstanding under our 2011 credit agreement. In addition, at September 30, 2012, we had $75 million of available borrowing capacity on our revolving credit facility. During October 2012, we borrowed $69 million on our revolving credit facility in connection with our acquisition of Solarsoft Business Systems. We currently have an outstanding balance of $69 million and $6 million of available borrowing capacity on the revolving credit facility.

The borrowings under the 2011 credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of September 30, 2012, the interest rate applicable to the term loans was 5.0%.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed.

For more information, see Note 6 in the audited consolidated financial statements included elsewhere in this filing.

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
Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At September 30, 2012, the applicable ratio is 5.00 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving loan facility.
At September 30, 2012, we did not have an outstanding balance under the revolving credit facility, we were not subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.
We use consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, a non-GAAP financial measure, to determine our compliance with certain covenants contained in the 2011 credit agreement and the senior notes. For covenant calculation purposes, “adjusted EBITDA” is defined as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities. The breach of covenants in our 2011 credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and under our indenture governing the senior notes, which would result in the acceleration of our indebtedness which would materially adversely affect our liquidity.

Calculation of Excess Cash Flow

The 2011 credit agreement requires us to make certain mandatory prepayments when we generate excess cash flow. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based on our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior notes and our 2011 credit agreement), all as defined in the 2011 credit agreement. We did not generate excess cash flow during fiscal 2012, as a result of entering into a definitive agreement to purchase SolarSoft Business Systems, Inc. for $155 million in cash. As such, we were not required to make a mandatory prepayment for fiscal 2012.

Senior Notes

As of September 30, 2012, we had senior notes due 2019 outstanding of $465.0 million in principal amount at an interest rate of 8 5/8%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 6 in the audited consolidated financial statements included elsewhere in this filing.

Cash Flows

Operating Activities

Net cash provided by operating activities for the year ended September 30, 2012 was $133.6 million and included net loss of $39.1 million, add-backs for non-cash charges of $160.8 million, and cash provided by changes in operating assets and liabilities of $32.4 million, offset by a deferred tax benefit of $20.6 million. Cash provided by operating activities for the year ended September 30, 2011 (Non-GAAP Predecessor/Successor Combined) was $23.5 million and included cash used in operating activities of $3.9 million for the period from Inception to September 30, 2011 and cash provided by operating activities of $27.4 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). Cash used in operating activities for the period from Inception to September 30, 2011 was $3.9 million and included a net loss of $56.0 million and a deferred tax benefit of $30.6 million, offset by add-backs for non-cash charges of $57.5 million, and cash provided by changes in operating assets and liabilities of $25.2 million. Cash provided by the Predecessor’s operating activities for the period from October 1, 2010 to May 15, 2011 included net loss of $8.4 million, cash used by changes in operating assets and liabilities of $8.4 million, offset by add-backs for non-cash charges of $42.0 million and a deferred tax provision of $2.2 million. Cash provided by the Predecessor’s operating activities from continuing operations was $58.5 million for the fiscal year ended September 30, 2010, and included net income from continuing operations of $18.7 million plus cash provided by non-cash expenses of $47.8 million, offset by deferred tax benefit of $5.6 million and cash used by changes in operating assets and liabilities of $2.4 million.

Investing Activities

Net cash used in investing activities for the year ended September 30, 2012 was $41.1 million, and was primarily for purchases of $25.8 million of property and equipment, $11.1 million for capitalization of database and software costs, and $4.9 million for acquisitions of businesses, offset by cash provided by sales of short term investments of $0.7 million. Cash used in investing activities for the year ended September 30, 2011 (Non-GAAP Predecessor/Successor Combined) was $1,625.2 million and included cash used in investing activities of $1,614.6 million for the period from Inception to September 30, 2012 and cash used in investing activities of $10.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). The cash used in investing activities for the period from Inception to September 30, 2011 was primarily used to fund the acquisitions of Activant and Legacy Epicor as well as for purchases of $7.4 million of property and equipment and $4.3 million for capitalization of database and software costs. Net cash used in investing activities for the Predecessor for the period from October 1, 2010 through May 15, 2011 was $10.6 million, and was primarily for purchases of $3.9 million of property and equipment and $6.8 million for capitalization of database and software costs. Net cash used in investing activities for the Predecessor for the year ended September 30, 2010 was $16.2 million, and was primarily for purchases of $5.1 million of property and equipment and $11.1 million for capitalization of database and software costs.

Financing Activities

Net cash provided by financing activities was $6.5 million for the year ended September 30, 2012, and consisted of $8.7 million of cash used for payments of long term debt, offset by $2.2 million of cash provided by loan from an affiliate, Eagle Topco, Ltd. Cash provided by financing activities for the year ended September 30, 2011 (Non-GAAP Predecessor/Successor Combined) was $1,661.3 million and included cash provided by financing activities of $1,665.9 million for the period from Inception to September 30, 2011 and cash used in financing activities of $4.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). The cash provided by financing activities for the period from Inception to September 30, 2011, was primarily related to funding from a $647.0 million equity investment from funds advised by Apax, and proceeds from our 2011 credit agreement, senior notes and revolving credit facility of $860.9 million, $465.0 million and $27.0 million, respectively, reduced by the payment of deferred financing fees of $39.7 million and the repayment of Legacy Epicor and Activant debt of $294.3 million. Net cash used in financing activities by the Predecessor for the period from October 1, 2010 through May 15, 2011 was $4.7 million which was primarily due to $2.6 million of costs associated with amending and extending the Predecessor’s senior secured credit agreement and $2.6 million of principal payments on the Predecessor’s long term debt partially offset by $0.5 million of an excess tax benefit on stock based compensation. Cash used in the Predecessor’s financing activities was $23.5 million during the year ended September 30, 2010, and consisted of payments of long term debt.

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
EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•	exclude certain tax payments that may represent a reduction in cash available to us;

•	exclude amortization of intangible assets, which were acquired in acquisitions of businesses in exchange for cash;

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.
Although we were not required to meet a maximum first lien senior secured leverage ratio as of September 30, 2012, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

		Non-GAAP
		Predecessor/Successor Combined		Predecessor	Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2011	May 15, 2011	September 30, 2010
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$(39,086)	$(64,357)	$(55,968)	$(8,389)	$24,561
Interest expense	90,483	69,712	36,643	33,069	30,427
Income tax expense (benefit)	(11,535)	(31,208)	(26,720)	(4,488)	13,948
Depreciation and amortization	138,985	76,038	50,716	25,322	39,611
EBITDA	178,847	50,185	4,671	45,514	108,547
Acquisition-related costs	8,845	59,427	42,581	16,846	2,862
Restructuring costs	4,776	11,076	11,049	27	2,981
Deferred revenue and other purchase accounting adjustments	16,070	29,826	29,826	—	—
Share-based compensation expense	8,308	5,713	—	5,713	3,750
Management fees paid to Apax	1,943	868	868	—	122
Other	4,819	3,287	1,044	2,243	(4,569)
Adjusted EBITDA	$223,608	$160,382	$90,039	$70,343	$113,693
Maximum First Lien Senior Secured Leverage Ratio
Our senior secured credit facility contains a maximum first lien senior secured leverage ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the period. As of September 30, 2012, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended September 30, 2012.
In October 2012, we drew $69 million on the revolving credit facility to finance the acquisition of SolarSoft Business Systems.  We expect to have a balance outstanding on the revolving credit facility as of December 31, 2012, and as such we will be required to meet the maximum first lien senior secured leverage ratio covenant in effect at December 31, 2012.

The maximum first lien senior secured leverage ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. The table below presents the first lien senior secured leverage ratio which would have been required by the covenant at September 30, 2012 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of September 30, 2012.

	Covenant Requirements	Our Ratio
Maximum first lien senior secured leverage ratio	5.00x	3.26x

Critical Accounting Policies

Our accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”). GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

Our primary sources of revenue are comprised of: licenses, which include the sale or license of software, professional services, which include revenue generated from installation and configuration of our software as well as training and education services; hardware, which consist primarily of computer server, POS and storage product offerings and installation; other, which consists primarily of the sale of business products to our customers; and services, which includes maintenance services and content and supply chain services.

Revenue Recognition of Software Products and Software Related Services

Our revenue recognition for software elements is based on ASC 985-605-Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence (VSOE) of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the maintenance services is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

License Revenues: Amounts allocated to software license revenues that do not require significant customization are recognized at the time of delivery of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance of the undelivered element(s) has occurred or when VSOE is established for the undelivered element(s). If maintenance or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Professional Service Revenues: Professional services are sold on a fixed fee and time-and-materials basis. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer's requirements and complexities. Our software, as delivered, can typically be used by the customer. Our professional services are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code.

For services performed on a time-and-materials basis, revenue is recognized when the services are performed. On occasion, we enter into fixed or “not to exceed” fee arrangements. In these types of arrangements, revenue is recognized as services are proportionally performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. If, in the services element of the arrangement we perform significant production, modification or customization of our software, we account for the entire arrangement, inclusive of the software license revenue, using contract accounting as the software and services do not meet the criteria for separation. Revenue from training engagements is generally recognized as the services are performed.

Maintenance Revenues: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenue Recognition for Hardware and Other Products and Services (Non-software Elements)

Our revenue recognition for non-software elements is based on ASC 605-Revenue Recognition. Revenue for sales of hardware products and other products and services are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multi-element arrangements that include non-software elements and software essential to the hardware's functionality, we allocate revenue to all deliverables based on their relative selling prices. In order to allocate revenue based on each deliverable's relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence (TPE), and estimated selling price (ESP). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

Revenue Recognition for Multiple Element Arrangements with Software and Non-software Elements

For multi-element arrangements that include non-software elements and software not essential to the hardware's functionality, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. In order to allocate revenue based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence (TPE), and estimated selling price (ESP). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Then we further allocate the consideration within the software group to the respective elements within that group following the residual method. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical collections experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, we record an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional charges to our results of operations.

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established which is typically evidenced by a working model. Thereafter and until general release, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. Currently, we amortize our software and database development costs using the straight-line method over a period of three years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is based on the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product.

Business Combinations

We account for acquisitions using the acquisition method of accounting based on ASC 805 - Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained. We determine the fair value of assets acquired and liabilities assumed based upon our best estimates of the fair values of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income (loss).

Costs to exit or restructure certain activities of the acquired companies or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420 and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its estimated fair value in our consolidated statement of comprehensive income (loss) in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 4 - Goodwill in the audited consolidated financial statements included elsewhere in this filing for additional information regarding goodwill.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each period we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. No impairments of finite-lived intangible assets have been identified during any of the periods presented. See Note 5 - Intangible Assets in the audited consolidated financial statements included elsewhere in this filing for additional information regarding intangible assets.

Income Taxes

We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Factors affecting the recoverability of our deferred tax assets include our ability to meet future income projections and the success of our tax planning strategies. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in the period such changes are enacted. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested. As of September 30, 2012, we held $64.1 million of cash in foreign jurisdictions whose earnings are deemed permanently reinvested, and accordingly, we do not plan to repatriate this cash to the U.S. We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Share Based Payments
We account for share-based payments to employees, including grants of restricted units in Eagle Topco, L.P. (Eagle Topco), our indirect parent, in accordance with ASC 718, Compensation — Stock Compensation, which require that share based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive income (loss) based on their fair values. In addition, we have applied the applicable provisions of the SEC’s guidance contained in ASC 718 in our accounting for share based compensation awards.
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

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our audited consolidated financial statements for a summary of recently issued accounting pronouncements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At September 30, 2012, under our 2011 credit agreement, we had $859.2 million aggregate principal amount outstanding of term loans due 2018 and $465.0 million in principal amount of senior notes. The term loans bear interest at floating rates. At September 30, 2012, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of September 30, 2012 we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through March 31, 2013. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 30-month period beginning March 31, 2013 through September 30, 2015.

See “Derivative Instruments and Hedging Activities” under Note 7 to our audited consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the year ended September 30, 2012, we recorded a net foreign currency loss of approximately $0.9 million. An effective 1% change in average currency rates would affect our revenues and expenses by approximately $0.4 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Epicor Software Corporation Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of September 30, 2012 (1) and September 30, 2011 (1)	60
Consolidated Statements of Comprehensive Income (Loss) for the year ended September 30, 2012 (1), the periods from Inception to September 30, 2011 (1) and October 1, 2010 to May 15, 2011 (2) and for the year ended September 30, 2010 (2)	61
Consolidated Statements of Stockholder's Equity for the year ended September 30, 2012 (1), the periods from Inception to September 30, 2011 (1) and October 1, 2010 to May 15, 2011 (2) and for the year ended September 30, 2010 (2)	62
Consolidated Statements of Cash Flows for the year ended September 30, 2012 (1), the periods from Inception to September 30, 2011 (1) and October 1, 2010 to May 15, 2011 (2) and for the year ended September 30, 2010 (2)	64
Notes to Consolidated Financial Statements	66

(1)    Successor
(2)     Predecessor

Report of Independent Registered Public Accounting Firm
Board of Directors
Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation (the Company and Successor) as of September 30, 2012 and September 30, 2011, and the related consolidated statements of comprehensive income (loss), stockholder's equity, and cash flows for the year ended September 30, 2012 (Successor), the period from Inception to September 30, 2011 (Successor), the period from October 1, 2010 to May 15, 2011 (Predecessor) of Activant Solutions Inc. and for the year ended September 30, 2010 (Predecessor) of Activant Solutions Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation at September 30, 2012 and 2011 and the consolidated results of its operations and its cash flows for the year ended September 30, 2012, the period from Inception to September 30, 2011 (Successor), for the period from October 1, 2010 to May 15, 2011 (Predecessor) of Activant Solutions Inc. and for the year ended September 30, 2010 (Predecessor) of Activant Solutions Inc. in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
December 11, 2012

EPICOR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2012	September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$130,676	$44,796
Accounts receivable, net of allowances of $12,037 and $6,042 at September 30, 2012 and September 30, 2011, respectively	128,516	119,344
Inventories, net	4,096	4,440
Deferred tax assets	15,732	29,728
Income tax receivable	9,995	8,768
Prepaid expenses and other current assets	31,609	32,499
Total current assets	320,624	239,575
Property and equipment, net	65,252	55,154
Intangible assets, net	792,997	902,976
Goodwill	1,195,366	1,188,749
Deferred financing costs	33,416	37,649
Other assets	22,429	45,886
Total assets	$2,430,084	$2,469,989
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$28,106	$25,214
Payroll related accruals	36,946	24,863
Deferred revenue	128,916	111,263
Current portion of long-term debt	8,700	8,700
Accrued interest payable	16,711	15,042
Accrued expenses and other current liabilities	49,414	51,103
Total current liabilities	268,793	236,185
Long-term debt, net of unamortized discount of $7,562 and $8,581 at September 30, 2012 and September 30, 2011, respectively	1,307,878	1,315,559
Deferred income tax liabilities	255,022	303,945
Loan from affiliate	2,206	—
Other liabilities	43,421	26,584
Total liabilities	1,877,320	1,882,273
Commitments and contingencies (Note 16)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2012 and September 30, 2011	647,000	647,000
Additional paid-in capital	8,308	—
Accumulated deficit	(95,054)	(55,968)
Accumulated other comprehensive loss	(7,490)	(3,316)
Total stockholder’s equity	552,764	587,716
Total liabilities and stockholder’s equity	$2,430,084	$2,469,989
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands)	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Revenues:
Systems:
License	$139,171	$59,036	$28,192	$44,390
Professional services	177,867	66,309	22,871	36,285
Hardware	53,143	22,565	19,555	40,422
Other	5,306	2,256	3,131	5,327
Total systems	375,487	150,166	73,749	126,424
Services	479,970	154,589	153,581	242,798
Total revenues	855,457	304,755	227,330	369,222
Operating expenses:
Cost of systems revenues[1] (Note 1)	211,814	81,272	39,922	67,986
Cost of services revenues[1]	144,590	52,240	47,866	77,143
Sales and marketing	147,446	53,657	36,200	56,390
Product development	83,304	31,417	19,659	30,917
General and administrative	75,702	27,611	21,519	28,116
Depreciation and amortization	138,985	50,716	25,322	39,611
Acquisition-related costs	8,845	42,581	16,846	2,862
Restructuring costs	4,776	11,049	27	2,981
Total operating expenses	815,462	350,543	207,361	306,006
Operating income (loss)	39,995	(45,788)	19,969	63,216
Interest expense	(90,483)	(36,643)	(33,069)	(30,427)
Other income (expense), net	(133)	(257)	223	(101)
Income (loss) from continuing operations before income taxes	(50,621)	(82,688)	(12,877)	32,688
Income tax expense (benefit)	(11,535)	(26,720)	(4,488)	13,948
Income (loss) from continuing operations	(39,086)	(55,968)	(8,389)	18,740
Loss from discontinued operations, net of income taxes (Note 15)	—	—	—	(357)
Gain from sale of discontinued operations, net of income taxes (Note 15)	—	—	—	6,178
Net income (loss)	$(39,086)	$(55,968)	$(8,389)	$24,561
Comprehensive income (loss):
Net income (loss)	$(39,086)	$(55,968)	$(8,389)	$24,561
Unrealized gain (loss) on cash flow hedges, net of taxes	(2,967)	(1,173)	3,314	3,167
Early termination of cash flow hedges, net of taxes	—	—	2,112	—
Unrealized loss on pension plan liabilities	(1,000)	(235)	—	—
Foreign currency translation adjustment	(207)	(1,908)	1,819	(1,163)
Comprehensive income (loss)	$(43,260)	$(59,284)	$(1,144)	$26,565
 (1) Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately below.
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
	Predecessor
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder's
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, September 30, 2009	10	$—	$257,570	$(80,680)	$(10,360)	$166,530
Foreign currency translation adjustments, net of taxes	—	—	—	—	(1,163)	(1,163)
Share-based compensation	—	—	3,767	—	—	3,767
Unrealized gain on cash flow hedges, net of taxes	—	—	—	—	3,167	3,167
Net income	—	—	—	24,561	—	24,561
Balance, September 30, 2010	10	$—	$261,337	$(56,119)	$(8,356)	$196,862
Foreign currency translation adjustments	—	—	—	—	1,819	1,819
Share-based compensation	—	—	5,713	—	—	5,713
Excess tax benefit - share based compensation	—	—	509	—	—	509
Unrealized gain on cash flow hedges, net of taxes	—	—	—	—	3,314	3,314
Early termination of cash flow hedges, net of tax	—	—	—	—	2,112	2,112
Net loss	—	—	—	(8,389)	—	(8,389)
Balance, May 15, 2011	10	$—	$267,559	$(64,508)	$(1,111)	$201,940

The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder's
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, Inception	—	$—	$—	$—	$—	$—
Equity contribution	100	647,000	—	—	—	647,000
Foreign currency translation adjustments	—	—	—	—	(1,908)	(1,908)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(1,173)	(1,173)
Net unrealized loss on pension plan liabilities, net of taxes	—	—	—	—	(235)	(235)
Net loss	—	—	—	(55,968)	—	(55,968)
Balance, September 30, 2011	100	$647,000	$—	$(55,968)	$(3,316)	$587,716
Share-based compensation expense	—	—	8,308	—	—	8,308
Foreign currency translation adjustments	—	—	—	—	(207)	(207)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(2,967)	(2,967)
Net unrealized loss on pension plan liabilities	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(39,086)	—	(39,086)
Balance, September 30, 2012	100	$647,000	$8,308	$(95,054)	$(7,490)	$552,764

The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands)	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Operating activities:
Income (loss) from continuing operations	$(39,086)	$(55,968)	$(8,389)	$18,740
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Share-based compensation expense	8,308	—	5,713	3,767
Depreciation and amortization	138,985	50,716	25,322	39,611
Amortization of deferred financing costs and original issue discount	5,252	2,575	9,265	2,232
Loss on disposal of assets	520	—	—	—
Provision for doubtful accounts	7,762	4,162	1,748	2,151
Deferred income taxes	(20,562)	(30,563)	2,191	(5,582)
Changes in assets and liabilities:
Trade accounts receivable	(15,870)	(1,020)	(2,132)	(4,155)
Inventories	344	433	2,279	538
Prepaid expenses and other assets	4,018	25,147	(16,487)	(2,816)
Accounts payable	2,205	4,309	(7,241)	2,101
Deferred revenue	17,660	8,363	9,577	4,098
Accrued expenses and other	24,061	(12,052)	5,514	(2,230)
Net cash provided by (used in) operating activities - continuing operations	133,597	(3,898)	27,360	58,455
Net cash used in operating activities - discontinued operations	—	—	—	(490)
Net cash provided by (used in) operating activities	133,597	(3,898)	27,360	57,965
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	—	(886,138)	—	—
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	—	(716,718)	—	—
Purchases of property and equipment	(25,828)	(7,429)	(3,879)	(5,148)
Capitalized computer software and database costs	(11,073)	(4,271)	(6,750)	(11,068)
Acquisitions of other businesses, net of cash acquired	(4,856)	—	—	—
Sale of short-term investments	653	—	—	—
Net cash used in investing activities - continuing operations	(41,104)	(1,614,556)	(10,629)	(16,216)
Net cash provided by investing activities - discontinued operations	—	—	—	11,468
Net cash used in investing activities	(41,104)	(1,614,556)	(10,629)	(4,748)
Financing activities:
Equity investment from Apax	—	647,000	—	—
Proceeds from senior secured credit and revolving facilities, net of discount	—	887,925	—	—
Proceeds from senior notes	—	465,000	—	—

Payment of deferred financing fees	—	(39,730)	(2,594)	—
Excess tax benefits for stock-based compensation	—	—	509	—
Proceeds of loan from affiliate	2,206	—	—	—
Payments on long-term debt	(8,700)	(294,271)	(2,566)	(23,500)
Net cash provided by (used in) financing activities	(6,494)	1,665,924	(4,651)	(23,500)
Effect of exchange rate changes on cash	(119)	(2,674)	—	—
Net cash from continuing operations	85,880	44,796	12,080	18,739
Net cash from discontinued operations	—	—	—	10,978
Net change in cash and cash equivalents	85,880	44,796	12,080	29,717
Cash and cash equivalents, beginning of period	44,796	—	74,290	44,573
Cash and cash equivalents, end of period	130,676	44,796	86,370	74,290
Supplemental disclosures of cash flow information:
Cash payments for interest	83,582	18,457	26,423	28,662
Cash payments (refunds) for income taxes, (net)	7,103	(8,761)	13,256	26,813
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION

Formation of Epicor Software Corporation

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as “Apax”, for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On April 4, 2011, Eagle entered into an Agreement and Plan of Merger with AGI, Activant and certain other parties pursuant to which Eagle agreed to acquire AGI and Activant. Also on April 4, 2011, Eagle entered into an Agreement and Plan of Merger with Legacy Epicor and certain other parties, pursuant to which Eagle agreed to acquire Legacy Epicor. On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.” Prior to May 16, 2011, Eagle did not engage in any business except for activities related to its formation, the Acquisitions and arranging the related financing. Prior to the Acquisitions, there were no related party relationships between Eagle and AGI, Activant, or Legacy Epicor.

Activant was determined to be the Predecessor for financial reporting purposes due to its relative total asset size to Legacy Epicor. Further, the majority of Named Executive Officers and other executive officers of the Company were employees of Activant.

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Since Activant and Legacy Epicor were both subsidiaries of Eagle, the Reorganization represented a change in legal entities under common control which had no impact on the consolidated financial statements of the Company. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. We specialize in and target three application software segments: ERP, Retail Distribution and Retail Solutions, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding reporting segments. The Predecessor had two reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail Distribution segment.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as the Predecessor’s accounts and the accounts of its wholly-owned subsidiaries. The accompanying consolidated balance sheet as of September 30, 2012, the consolidated balance sheet as of September 30, 2011, the consolidated statements of comprehensive income (loss) for year ended September 30, 2012 and for the period from Inception to September 30, 2011 and the consolidated statements of cash flows for the year ended September 30, 2012 and for the period from Inception to September 30, 2011 represent the financial position, results of operations and cash flows of the Company and our wholly owned subsidiaries as of and for those periods. The accompanying consolidated statements of comprehensive income (loss) for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, and the consolidated statement of cash flows for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010 represent the results of operations and cash flows of the Predecessor and its wholly-owned subsidiaries for those periods. In the opinion of our management and in the opinion of the Predecessor’s management, as applicable, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at September 30, 2012 and September 30, 2011, the results of our operations for the year ended September 30, 2012 and the period of Inception to September 30, 2011, our cash flows for the year ended September 30, 2012 and the period from Inception to September 30, 2011, the Predecessor’s results of operations for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, and the Predecessor's cash flows for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010.

Certain reclassifications have been made to our and the Predecessor's prior period presentation to conform to the current period presentation.

Use of Estimates

Our and the Predecessor’s accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”). GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected.

Business Combinations

We account for acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained. We determine the fair value of assets acquired and liabilities assumed based upon our best estimates of the fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income (loss).

Costs to exit or restructure certain activities of the acquired companies or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420 and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its estimated fair value in our consolidated statement of comprehensive income (loss) in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made.

Revenue Recognition

Our primary sources of revenue are comprised of: licenses, which include the sale or license of software; professional services, which include revenue generated from installation and configuration of our software as well as training and education services; hardware, which consist primarily of computer server and storage product offerings and installation; other, which consists primarily of the sale of business products to our customers; and services, which includes maintenance services and content and supply chain services.

Revenue Recognition of Software Products and Software Related Services

Our revenue recognition for software elements is based on ASC 985-605—Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence (VSOE) of the fair value of those elements, with the residual of the arrangement fee allocated to the software components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the maintenance services is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

License Revenues: Amounts allocated to software license revenues that do not require significant customization are recognized at the time of delivery of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance of the undelivered element(s) has occurred or when VSOE is established for the undelivered element(s). If maintenance or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Professional Service Revenues: Professional services are sold on a fixed fee and time-and-materials basis. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities. Our software, as delivered, can typically be used by the customer. Our professional services are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code.

For services performed on a time-and-materials basis, revenue is recognized when the services are performed. On occasion, we enter into fixed or “not to exceed” fee arrangements. In these types of arrangements, revenue is recognized as services are proportionally performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. If, in the services element of the arrangement we perform significant production, modification or customization of our software, we account for the entire arrangement, inclusive of the software license revenue, using contract accounting as the software and services do not meet the criteria for separation. Revenue from training engagements is generally recognized as the services are performed.

Maintenance Revenues: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenue Recognition for Hardware and Other Products and Services (Non-software Elements)

Our revenue recognition for non-software elements is based on ASC 605—Revenue Recognition. Revenue for sales of hardware products and other products and services are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multi-element arrangements that include non-software elements and software essential to the hardware's functionality, we allocate revenue to all deliverables based on their relative selling prices. In order to allocate revenue based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence (TPE), and estimated selling price (ESP). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

Revenue Recognition for Multiple Element Arrangements with Software and Non-software Elements

For multi-element arrangements that include non-software elements and software not essential to the hardware's functionality, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. In order to allocate revenue based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence (TPE), and estimated selling price (ESP). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Then we further allocate the consideration within the software group to the respective elements within that group following the residual method. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Cash and Cash Equivalents

Our cash and cash equivalents consist primarily of cash in various banks throughout the world. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical collections experience, credit quality, age of the accounts receivable balance, and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, we record an adjustment to bad debt expense in the period in which the difference occurs.

Activity in our allowance for doubtful accounts was as follows (in thousands):

Amount
Balance at Inception	$—
Additions charged to costs and expenses	4,162
Deductions and adjustments	1,880
Balance at September 30, 2011	6,042
Additions charged to costs and expenses	7,762
Deductions and other adjustments	(1,767)
Balance at September 30, 2012	$12,037

The balance at Inception is zero due to the fair value adjustment recorded as part of the Acquisition.

Activity in the Predecessor’s allowance for doubtful accounts was as follows (in thousands):

Amount
Balance at September 30, 2009	$4,446
Additions charged to costs and expenses	2,151
Deductions and adjustments	(2,639)
Balance at September 30, 2010	3,958
Additions charged to costs and expenses	1,748
Deductions and other adjustments	(1,809)
Balance at May 15, 2011	$3,897

Inventories

Inventories primarily consist of purchased parts and finished goods. Inventories are valued at the lower of cost or market with cost computed on a first in, first out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and market based upon assumptions about future product life-cycles, product demand, changing technology, and market conditions. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Prepaid Expenses and Other Current Assets

The following table presents a detail of Prepaid Expenses and other current assets as of September 30, 2012 and
September 30, 2011(in thousands):

	September 30, 2012	September 30, 2011
Prepaid expenses	$19,703	$21,664
Other receivables	8,674	9,098
Deferred costs	1,466	1,547
Short-term investments	1,440	—
Other	326	190
Total	$31,609	$32,499

Property and Equipment

Land, buildings, leasehold improvements, furniture, fixtures and equipment are stated at cost. Buildings are depreciated using the straight-line method over thirty-two years. Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (two to ten years).

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established which is typically evidenced by a working model. Thereafter and until general release, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. Currently, we amortize our software and database development costs using the straight-line method over a period of three years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is based on the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized software and database development costs of approximately $11.1 million and $4.3 million for the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively, and we incurred amortization expense of approximately $2,800.0 million and $0.2 million for the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively, which has been recorded in depreciation and amortization in our consolidated statement of comprehensive income (loss). We had no write-offs of software or database development costs for the year ended September 30, 2012 or for the period from Inception to September 30, 2011.

The Predecessor capitalized approximately $6.8 million and $11.1 million of software and database development costs, and recorded related amortization expense of approximately $5.8 million and $7.4 million for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, respectively. The Predecessor had no write-offs of software or database development costs for the period from October 1, 2010 to May 15, 2011 or the year ended September 30, 2010.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter of each year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 4 - Goodwill for additional information regarding goodwill. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line method over their estimated period of benefit, which generally ranges from one to ten years. Each period we evaluate the estimated remaining useful life of intangible assets and assess whether events or changes in circumstances warrant a revision to the remaining period of amortization or indicate that impairment exists. No impairments of finite-lived intangible assets have been identified during any of the periods presented. See Note 5 - Intangible Assets for additional information regarding intangible assets. In-Process Technology was initially capitalized as an indefinite lived asset and tested annually for impairment or upon triggering events indicating possible impairment. Upon completion, the capitalized asset is amortized over its projected remaining useful life as of the completion date, as assessed on the completion date.

Long-Lived Assets

We periodically review the carrying amounts of property and equipment and other long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition, less the estimated future cash outflows necessary to obtain those inflows. At this time, we have not identified any indicators of impairment; thus, no impairment loss has been recognized.

Deferred Financing Costs and Original Issue Discounts

Financing costs are deferred and amortized to interest expense using the effective interest method. Our deferred financing costs were $33.4 million and $37.6 million at September 30, 2012 and 2011, respectively. At the time of any repurchases or retirements of related debt, a proportionate amount of net deferred financing costs are written off and included in the calculation of gain/(loss) on retirement in the consolidated statement of comprehensive income (loss). We recognized amortization of deferred financing costs totaling $4.3 million and $2.1 million during the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively, which have been recorded in interest expense in the consolidated statements of comprehensive income (loss).

The Predecessor recognized amortization of deferred financing costs totaling $9.3 million and $2.2 million for the period from October 1, 2010 to May 15, 2011, and the year ended September 30, 2010, respectively. During the period from October 1, 2010 to May 15, 2011 the Predecessor incurred deferred financing fees of $2.6 million in conjunction with the amendment of the Predecessor’s senior secured credit agreement, recorded scheduled amortization of $1.5 million and wrote off $7.8 million upon consummation of the acquisition and the resulting repayment of the Predecessor’s remaining principal under its senior secured credit agreement and senior subordinated notes. The Predecessor did not have any debt repurchases during the year ended September 30, 2010 and therefore did not write-off any deferred financing costs. See Note 6 for additional information regarding the Predecessor’s amended senior secured credit facilities and the related deferred financing costs.

Borrowings are recorded net of applicable discounts which are amortized to interest expense in the consolidated statement of operations using the effective interest method. Unamortized discounts were $7.6 million and $8.6 million at September 30, 2012 and 2011, respectively. We recognized amortization of original issue discounts on our senior secured credit facility totaling $1.0 million and $0.5 million during the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively.

Other Assets

Other long term assets consist of the following as of September 30 (in thousands):

	September 30, 2012	September 30, 2011
Long-term deferred tax assets	$12,473	$30,006
Other	9,956	15,880
Total	$22,429	$45,886

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30 (in thousands):

	September 30, 2012	September 30, 2011
Restructuring	$2,910	$5,828
Professional fees	2,919	3,504
Sales tax	6,765	6,932
Accrued royalties	2,108	2,118
Corporate taxes payable	16,849	7,867
Customer deposits	2,753	2,560
Deferred tax liabilities	1,486	3,217
Other current liabilities	13,624	19,077
Total	$49,414	$51,103

Advertising Costs

We and the Predecessor expense all advertising costs as incurred, and the amounts were not material for any of the periods presented.

Income Taxes

We account for income taxes in accordance with relevant authoritative accounting principles. Deferred income taxes are provided for all temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in the period such changes are enacted. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence. Income taxes are provided on the undistributed earnings of foreign subsidiaries that are not considered to be permanently reinvested.

We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Fair Value of Financial Instruments

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis.

Derivative Instruments

We use derivative instruments which qualify for hedge accounting, primarily swaps, to mitigate certain interest rate cash flow risks. We also use other derivative instruments that do not qualify for hedge accounting, such as interest rate caps, to mitigate certain interest rate cash flow risks, and forward contracts to hedge foreign currency fair value risks. We do not use derivatives for trading purposes.

We recognize all derivatives as either assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. In addition, gains and losses from measurement of fair value of our interest rate derivatives that do not qualify for hedge accounting treatment are recorded in “interest” in our consolidated statements of comprehensive income (loss). Hedge ineffectiveness on our interest rate derivatives is also recorded in “interest.” Gains and losses from forward contracts to hedge foreign currency fair value risks are recorded in “other income (expense), net."

As a result of the acquisition and early termination of the Predecessor’s swap, the Predecessor recorded a realized loss of $3.4 million ($2.1 million net of taxes) during the period from October 1, 2010 to May 15, 2011. See Note 7 - Derivative Instruments and Hedging Activities for additional discussion.

Foreign Currency

The functional currency of our foreign entities is generally the respective local country’s currency. Assets and liabilities of such foreign entities are translated into the reporting currency (US$) using the exchange rates on the balance sheet dates. Revenues and expenses are translated into the reporting currency using the average exchange rates prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss) within stockholders equity in the consolidated balance sheets. For the year ended September 30, 2012 and the period from Inception to September 30, 2011, we recorded translation losses of $0.2 million and $1.9 million, respectively.

For the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, the Predecessor recorded (net of taxes) a translation gain of $1.8 million and a loss of $1.2 million, respectively, in other comprehensive income (loss).

Certain legal entities maintain accounting records in a currency other than the entity’s functional currency, in which case financial information is remeasured to the entity’s functional currency. We have an on-going program to evaluate our foreign currency risk and to minimize the risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. We also use forward contracts to hedge some of our foreign currency transaction exposure. Foreign currency transaction gains and losses resulting from remeasurement are included in “other income (expense), net” in the consolidated statements of comprehensive income (loss). Additionally, we enter into certain foreign currency transactions whereby changes in exchange rates between an entity’s functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains and losses, which are also included in “other income (expense), net” in the consolidated statements of comprehensive income (loss). For the year ended September 30, 2012 and the period from Inception to September 30, 2011, we recorded realized and unrealized transaction losses of $0.9 million and $0.5 million, respectively.

For the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, the Predecessor recorded realized and unrealized transaction gains of $0.4 million and a gain of $0.7 million, respectively.

Share-Based Payments

In November 2011, the board of directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. During fiscal 2012, we granted restricted partnership units to certain management and board members as compensation for their services. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive income (loss) based on their fair values and the estimated number of shares or units we ultimately expect will vest. We recognize share-based payments expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We record deferred tax assets for share-based payments plan awards that result in deductions on our income tax returns based on the amount of share-based payments expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Certain Risks and Concentrations

We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. We believe no significant concentrations of credit risk exists as of September 30, 2012 and 2011.

No single customer accounted for more than 10% of our or the Predecessor’s total revenues during the periods presented.

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. See Note 16 - Commitments and Contingencies for additional information regarding litigation.

Components of Cost of Systems Revenues

The components of the Company’s and the Predecessor’s cost of systems revenues were as follows (in thousands):

			Predecessor
	Fiscal Year Ended	Inception to	October 1, 2010 to	Fiscal Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Components of cost of systems revenues:
License	$20,688	$9,188	$3,756	$4,646
Professional services	142,344	52,060	18,541	28,854
Hardware	45,597	18,620	15,721	31,109
Other	3,185	1,404	1,904	3,377
Total	$211,814	$81,272	$39,922	$67,986

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The ASU also defers the requirement to report reclassification adjustments in interim periods.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We identified additional reporting units during fiscal 2012, and as a result, we performed step one of the goodwill impairment test on each of our reporting units during fiscal 2012. We plan to adopt ASU 2001-08 in fiscal 2013.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to increase the prominence of items reported in OCI by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance did not affect the underlying accounting for components of OCI, but changed the presentation of our financial statements. We adopted this guidance retrospectively in the fiscal year ended September 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 8 below). ASU 2011-04 became effective for us during our second fiscal quarter of 2012, and was adopted prospectively. In conjunction with adopting ASU 2011-04, we disclosed the fair value of investments and the inputs used to estimate that fair value.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

On May 16, 2011 funds advised by Apax made an equity investment in Eagle Topco, Ltd., a limited partnership. Eagle Topco, Ltd used the invested amounts to make an equity investment in Eagle, which subsequently changed its name to Epicor Software Corporation. Eagle used the invested amounts, together with certain debt proceeds, to acquire AGI, Activant and Legacy Epicor. The Acquisitions, as defined in “Formation of Epicor Software Corporation” included in Note 1, have been accounted for using the acquisition method of accounting based on Accounting Standards Codification (ASC) 805 which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

Acquisition — Activant

In conjunction with the acquisition of Activant, we paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash plus $84.1 million cash on hand (net of a $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.

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

Fair Value of Assets Acquired and Liabilities Assumed

The acquisitions and related transactions were funded by a combination of an equity investment by funds advised by Apax of approximately $647.0 million, $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn under the senior secured revolving credit facility and acquired cash. We incurred an aggregate of approximately $39.7 million of issuance costs related to our senior secured term loan facility and revolving credit facility and the senior notes that has been deferred and will be amortized over the life of the relevant debt to which it pertains. The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to synergies expected to be realized from combining the two companies. We have determined that goodwill arising from these acquisitions will not be deductible for tax purposes. While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and were subject to refinement. As a result, during the measurement period, which did not exceed one year from the date of acquisition, changes in the estimated fair values of the net assets recorded for the acquisitions resulted in adjustments to goodwill. As of September 30, 2012, the measurement period for the acquisitions has been finalized.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	Activant	Legacy Epicor	Combined
Total purchase price	$972,508	$802,300	$1,774,808
Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$153,013	$223,454	$376,467
Property and equipment, net	12,835	39,788	52,623
Other non-current assets	9,588	21,171	30,759
Total tangible assets acquired	175,436	284,413	459,849
Identified intangible assets acquired	442,480	502,070	944,550
Current liabilities assumed	(61,954)	(164,964)	(226,918)
Long-term liabilities assumed	(196,062)	(395,360)	(591,422)
Total assets acquired in excess of liabilities assumed	359,900	226,159	586,059
Goodwill	612,608	576,141	1,188,749
Total purchase price	$972,508	$802,300	$1,774,808

During our fiscal 2012 fourth quarter, we recorded a $9.3 million adjustment to the purchase price allocation to increase income tax liabilities assumed. The above table and the accompanying consolidated balance sheets as of September 30, 2011 and September 30, 2012 reflect the impact of this adjustment.

During our fiscal 2012 third quarter, we recorded a $2.1 million adjustment to the purchase price allocation to adjust income tax assets acquired and income tax liabilities assumed. This adjustment resulted in a $0.9 million decrease to current assets, a $4.4 million increase in current liabilities, a $7.4 million decrease to long term liabilities (consisting of a $15.6 million decrease to other long term liabilities for uncertain tax positions and an $8.2 million increase to long term deferred tax liabilities), and a $2.1 million decrease to goodwill as of May 16, 2011. The above table and the accompanying consolidated balance sheets as of September 30, 2011 and September 30, 2012 reflect the impact of this adjustment.

During the our fiscal 2012 second quarter, we recorded a $4.7 million adjustment to the purchase price allocation to reflect the fair value of certain acquired investments, by increasing other non-current assets acquired and decreasing goodwill as of May 16, 2011. The above table reflects the impact of this adjustment in the Activant column.

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

Acquisition of Internet AutoParts, Inc.

During March 2012, we obtained a 100% controlling interest in Internet Auto Parts Inc. by acquiring the remaining 6,845,300 outstanding common shares of Internet Auto Parts Inc. for $0.65 per share, for a purchase price of $4.4 million (the “Purchase”). We paid $4.1 million of the purchase price in March 2012 and the remaining $0.3 million in April 2012. We acquired net tangible assets of $2.0 million, intangible assets of $2.1 million, and recognized goodwill of $4.2 million. Internet Auto Parts Inc. is reported within our Retail Distribution segment.

Prior to the Purchase, we owned 46% of the outstanding shares of Internet Auto Parts Inc., which we had accounted for by using the equity method. Our previous minority interest in Internet Auto Parts Inc. is included in other assets in the accompanying consolidated balance sheet as of September 30, 2011.

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the Purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of Purchase, any changes in the estimated fair values of the net assets recorded for the Purchase will result in an adjustment to goodwill. As of September 30, 2012, the purchase price allocation has not been finalized for certain tax balances. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss).

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

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. As of September 30, 2012, the purchase price allocation has not been finalized for certain tax balances. Upon the conclusion of the measurement periods or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss).

Pro forma revenues and net incomes (unaudited)

The following unaudited pro forma combined revenues and net loss has been developed by applying pro forma adjustments to the individual historical revenues and net loss of Legacy Epicor and Activant. The unaudited pro forma combined revenues and net loss is presented below to show how our revenues and net loss might have looked if the acquisitions had occurred on October 1, 2009.

The unaudited pro forma combined revenues and net loss includes unaudited pro forma adjustments that are factually supportable and directly attributable to the acquisitions. In addition, with respect to the unaudited pro forma combined revenues and net loss, the unaudited pro forma adjustments are expected to have a continuing impact on the combined results. The unaudited pro forma combined revenues and net loss is based on the audited consolidated financial statements of the Predecessor for the period from October 1, 2010 to May 15, 2011, and for the year ended September 30, 2010, the unaudited consolidated financial statements of Legacy Epicor for the period from October 1, 2010 to May 15, 2011 and for the year ended September 30, 2010, and our audited consolidated financial statements for the period from Inception to September 30, 2011.

The unaudited pro forma combined revenues and net loss do not include the following non-recurring items: (i) transaction costs associated with the acquisitions and other costs associated with the issuance of the notes; (ii) the write-off of previous debt issuance costs and (iii) the additional expense associated with accelerated vesting of share-based compensation arrangements.

The following table presents the unaudited pro forma revenues and net loss for the years ended September 30, 2011 and 2010, as if the acquisitions had occurred on October 1, 2009 and after giving effect to certain pro forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma revenues and net loss are not necessarily indicative of the actual consolidated revenues and net loss had the acquisition actually occurred on October 1, 2009 or of future revenues and net loss of the consolidated entities.

	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
(in thousands)	(unaudited)	(unaudited)
Total revenues	$815,184	$768,061
Net loss	$(81,698)	$(51,277)

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following as of September 30 (in thousands):

	2012	2011
Furniture and equipment	$49,459	$36,220
Buildings	11,480	11,655
Leasehold improvements	19,981	7,550
Land	5,040	5,040
Gross property and equipment	85,960	60,465
Less accumulated depreciation	(20,708)	(5,311)
Total	$65,252	$55,154

In conjunction with the Acquisition, the property and equipment acquired was adjusted to its estimated fair values—see Note 2 - Acquisitions and Related Transactions for further details.

NOTE 4 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determina tion of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements, and this valuation process includes Level 3 fair value measurements. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.
In the fourth quarter of 2012, we reorganized our reporting structure, resulting in the determination of additional operating segments and reporting units. We divided our Retail reporting unit into Retail Distribution and Retail Solutions. Additionally, we divided our ERP reporting unit into ERP Americas, ERP EMEA and ERP APAC. In connection with the reorganization, we reassigned our goodwill to the new reporting units based on their relative fair values.
We determined the fair value of our reporting units using a discounted cash flow model, which included three years of projected cash flows and run-out projections to reach a 3% terminal growth rate in revenues. We discounted the cash flows using a market participant discount rate of 10%.
As of July 1, 2012, we performed our annual goodwill impairment test. We noted that the fair value of each reporting unit exceeded the carrying value of the reporting unit. As a result, we did not record an impairment of goodwill at any of our reporting units as of July 1, 2012. Additionally, we did not note any indicators that goodwill was impaired as of September 30, 2012. If such conditions exist in the future, we may be required to record impairments and such impairments, if any, may be material.

During our fiscal 2012 fourth quarter, we recorded a $9.3 million adjustment to the purchase price allocation to increase income tax liabilities assumed as part of the Acquisitions.  As the measurement period had been finalized in Q3 2012, this adjustment was out-of-period.  Based on our evaluation of relevant quantitative and qualitative factors, we determined that the out-of-period adjustment is immaterial to our prior period financial statements for fiscal 2011 or any of the quarters in fiscal 2012. The following table and the accompanying consolidated balance sheets as of September 30, 2011 and September 30, 2012 reflect the impact of this adjustment.

The following table presents a roll-forward of goodwill from September 30, 2011 to September 30, 2012 (in thousands):

Amount
Goodwill at September 30, 2011	$1,188,749
Goodwill recorded with purchase of Internet Auto Parts Inc.	4,183
Goodwill recorded with purchase of Cogita Business Services International, Ltd.	2,375
Translation adjustments	59
Goodwill at September 30, 2012	$1,195,366

NOTE 5—INTANGIBLE ASSETS

The components of intangible assets are as follows as of September 30, 2012 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Technology based	$359,624	$(72,118)	$287,506
Customer based	487,063	(74,286)	412,777
Capitalized software and database costs	15,344	(3,049)	12,295
Trademarks and tradenames	80,391	(15,756)	64,635
Other	20,586	(4,802)	15,784
Total	$963,008	$(170,011)	$792,997

Acquired finite-lived technology and customer based intangibles are generally amortized on a straight-line basis over their weighted average useful lives, generally one to ten years. Amortization of capitalized software and database costs are computed based on the product’s estimated economic life, generally three years. Trademarks and tradenames are amortized using the straight-line method over their estimated period of benefit, generally seven years.

We recorded amortization expense of approximately $124.2 million for the year ended September 30, 2012, of which $123.6 million was recorded as depreciation and amortization and $0.6 million (related to favorable lease assets) was recorded as general and administrative expense in the consolidated statements of comprehensive income (loss). We recorded amortization expense of approximately $45.8 million for the period from Inception to September 30, 2011, of which $45.6 million was recorded as depreciation and amortization and $0.2 million (related to the favorable lease assets) was recorded as general and administrative in the consolidated statements of comprehensive income (loss). Estimated amortization expense for each of the next five years is $126.7 million, $125.1 million, $121.3 million, $110.1 million, and $94.1 million, respectively.

The components of intangible assets are as follows as of September 30, 2011 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Technology based	$349,300	$(19,503)	$329,797
Customer based	494,900	(20,540)	474,360
Capitalized software and database costs	4,271	(209)	4,062
Trademarks and tradenames	80,000	(4,286)	75,714
Other	20,350	(1,307)	19,043
Total	$948,821	$(45,845)	$902,976

The Predecessor recorded amortization expense of approximately $22.8 million and $34.6 million for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, respectively. The Predecessor’s annual testing for fiscal year 2010 indicated no impairment of intangibles with an indefinite life had occurred.

NOTE 6 — DEBT
Total debt consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Senior secured credit facility due 2018, net of unamortized discount of approximately $7.6 million and $8.6 million, respectively	$851,563	$859,244
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,316,578	1,324,259
Current portion	8,700	8,700
Total long-term debt, net of discount	$1,307,878	$1,315,559

Senior Secured Credit Agreement

On May 16, 2011, in connection with the consummation of the acquisitions, we entered into a senior secured credit agreement (the “2011 credit agreement”). The 2011 credit agreement provides for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility that permits revolving loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain senior secured leverage ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million.

The borrowings under the 2011 credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility is 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain senior secured leverage ratios.

In addition to paying interest on outstanding principal under the 2011 credit agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of any unutilized commitments thereunder. The commitment fee rate is 0.75% per annum. The commitment fee rate may be reduced subject to our attaining certain senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2012, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantee our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 credit agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 credit agreement) during a complete fiscal year subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the 2011 credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We did not generate excess cash flow during fiscal 2012, as a result of entering into a definitive agreement to purchase SolarSoft Business Systems, Inc. for $155.0 million in cash. As such, we were not required to make a mandatory prepayment for fiscal 2012.

As of September 30, 2012, we had $859.1 million (before $7.6 million unamortized original issue discount as of September 30, 2012) of term loans outstanding, no borrowings outstanding under the revolving credit facility, and unused borrowing capacity of $75.0 million under the revolving credit facility. At September 30, 2012 the interest rate applicable to the term loans was 5.0% per annum. During October 2012, we borrowed $69 million under the revolving credit facility in connection with our purchase of SolarSoft Business Systems.

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

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated EBITDA for the preceding 12-month period. At September 30, 2012, the applicable ratio is 5.00 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving loan facility.

At September 30, 2012 we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

During October 2012, we borrowed $69.0 million on the revolving credit facility in connection with our purchase of SolarSoft Business Systems, Inc. At October 31, 2012, the outstanding balance on the facility was $69.0 million. As of September 30, 2012, we were in compliance with the first lien senior secured leverage ratio which would have been in effect if we had a balance outstanding on the revolving credit facility as of that date.

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

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of September 30, 2012, $15 thousand in principal amount of notes remained outstanding.

Future Maturities of Long Term Debt

Maturities of long term debt are $8.7 million per year from 2013 through 2017 and $1.3 billion thereafter.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Caps and Swaps

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

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the year ended September 30, 2012, we recorded net foreign currency losses of approximately $0.9 million, which is inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. We record foreign currency forward contracts on our consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

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

As of September 30, 2012, we had the following open forward contracts:

Type of Contract	Value Date	Trade Date	Currency Sold	Amount Sold	Rate	Currency Bought	Amount to Receive
Forward	12/31/12	9/26/2012	AUD	(2,900,000)	1.0280	USD	2,981,200
Forward	12/31/12	9/26/2012	USD	(9,688,800)	0.6193	GBP	6,000,000
Forward	12/31/12	9/26/2012	USD	(941,945)	13.0050	MXN	12,250,000
Forward	12/31/12	9/26/2012	NZD	(1,600,000)	0.8165	USD	1,306,400
Forward	12/31/12	9/26/2012	AUD	(8,000,000)	1.0260	USD	8,208,000
Forward	12/31/12	9/26/2012	CAD	(2,500,000)	1.0150	USD	2,536,783
Forward	12/31/12	9/26/2012	USD	(771,840)	777.4000	EUR	600,000
Forward	12/28/12	9/26/2012	USD	(1,388,267)	223.3000	HUF	310,000,000
Forward	12/28/12	9/26/2012	USD	(759,890)	6.5799	SEK	5,000,000
Forward	12/31/12	9/26/2012	USD	(599,880)	8.3350	ZAR	5,000,000

As of September 30, 2011, we had the following open forward contracts:

Type of Contract	Value Date	Trade Date	Currency Sold	Amount Sold	Rate	Currency Bought	Amount to Receive
Forward	12/30/11	9/28/2011	AUD	(6,000,000)	0.9707	USD	5,824,200
Forward	12/30/11	9/28/2011	AUD	(3,000,000)	0.9700	USD	2,910,000
Forward	12/30/11	9/28/2011	MXN	(5,000,000)	13.7082	USD	364,745
Forward	12/30/11	9/28/2011	USD	(1,940,805)	1.0305	CAD	2,000,000
Forward	12/30/11	9/28/2011	USD	(645,161)	217.0000	HUF	140,000,000

The following tables summarize the fair value of derivatives in asset and liability positions at September 30, 2012 and September 30, 2011, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2012	September 30, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$3	$91

	Liability Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2012	September 30, 2011
Interest rate swap and cap	Other liabilities	$(7,107)	$(2,950)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(65)	(227)
Total liability derivatives		$(7,172)	$(3,177)

The following tables summarize the pre-tax effect of our interest rate swap and cap on our consolidated statements of comprehensive income (loss) for the year ended September 30, 2012, the period from Inception to September 30, 2011, the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor) (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

			Predecessor
		Inception	October 1, 2010
	Year Ended	to	to	Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$(3,993)	$(2,880)	$5,463	$4,873
Gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	—	—	3,387	—
Loss recognized in income on derivative (ineffective portion)	(22)	(235)	(4,521)	(7,431)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(194)	(18)	—	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.

The following tables summarize the effect of our foreign currency forward contracts on our consolidated statements of comprehensive income (loss) for the year ended September 30, 2012, the period from Inception to September 30, 2011, the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor) (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges:

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Included in other income (expense), net	$(246)	$(620)	$—	$—
NOTE 8 — FAIR VALUE

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

We record adjustments to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of September 30, 2012, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of short term investments, deferred compensation plan assets and liabilities, postretirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market mutual funds (1)	$10,994	$—	$—	$10,994
Short term investments (2)	—	1,440	—	1,440
Foreign currency forward contracts (2)	—	3	—	3
Deferred compensation plan assets (2)	—	2,983	—	2,983
Post-retirement insurance plan assets (3)	$—	$765	$—	$765
Liabilities:
Interest rate swap (4)	—	(7,107)	—	(7,107)
Foreign currency forward contracts (4)	—	(65)	—	(65)
Deferred compensation plan liabilities (5)	$—	$(3,451)	$—	$(3,451)
Total	$10,994	$(5,432)	$—	$5,562

(1)	Included in cash and cash equivalents in our consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in our consolidated balance sheet.

(3)	Included in other assets in our consolidated balance sheet

(4)	Included in other liabilities in our consolidated balance sheet.

(5)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of September 30, 2012 had a carrying amount of $1,316.6 million, which approximated fair value. As of September 30, 2012, our senior notes were trading at approximately 106% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the consolidated balance sheets. The fair value of our senior notes is determined by reference to their current trading price. The notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

The fair value of our deferred compensation plan assets and liabilities, postretirement insurance plan assets, foreign currency forward contracts and interest rate swaps and caps were determined using the following inputs as of September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (2)	$—	$91	$—	$91
Deferred compensation plan assets (2)	—	4,278	—	4,278
Post-retirement Insurance plan assets (3)	—	671	—	671
Liabilities:
Interest rate swap (4)	—	(2,950)	—	(2,950)
Foreign currency forward contracts (4)	—	(227)	—	(227)
Deferred compensation plan liabilities (5)	—	(3,715)	—	(3,715)
Total	$—	$(1,852)	$—	$(1,852)

(1)	Included in cash and cash equivalents in our consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in our consolidated balance sheet.

(3)	Included in other assets in our consolidated balance sheet.

(4)	Included in other liabilities in our consolidated balance sheet.

(5)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

NOTE 9 — INCOME TAXES

The U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

			Predecessor
	Fiscal Year Ended	Inception to	October 1, 2010 to	Fiscal Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
U.S.	$(73,396)	$(77,792)	$(8,301)	$28,295
Foreign	22,775	(4,896)	(4,576)	4,393
Income (loss) from continuing operations before income taxes	$(50,621)	$(82,688)	$(12,877)	$32,688

Significant components of the income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

			Predecessor
	Fiscal Year Ended	Inception to	October 1, 2010 to	Fiscal Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Current:
Federal	$3,118	$944	$(3,194)	$16,841
State	2,187	1,805	(1,052)	3,406
Foreign	3,722	1,094	740	1,664
Total current	9,027	3,843	(3,506)	21,911
Deferred:
Federal	(24,136)	(23,673)	(584)	(7,222)
State	1,137	(2,072)	(488)	(615)
Foreign	2,437	(4,818)	90	(126)
Total deferred	(20,562)	(30,563)	(982)	(7,963)
Income tax expense (benefit) attributable to continuing operations	$(11,535)	$(26,720)	$(4,488)	$13,948

United States income taxes were not provided on unremitted earnings (other than to the extent such unremitted earnings were otherwise subject to United States taxation as Subpart F income) from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. As of September 30, 2012, the Company had accumulated deficit of $64 million, with $101 million of undistributed deficit and $37 million of previously taxed income outside the United States. There are no current plans for repatriation of earnings from foreign subsidiaries.

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

			Predecessor
	Fiscal Year Ended	Inception to	October 1, 2010 to	Fiscal Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Income tax expense (benefit) at statutory federal income tax rate	$(17,717)	$(28,941)	$(4,507)	$11,441
Dividend from foreign subsidiary, net of foreign tax credits	1,140	1,952	—	3,864
State taxes, net of federal income tax expense	313	(899)	(572)	1,814
Transaction costs	913	2,518	(3,243)	—
Other permanent differences	4,007	540	(277)	109
Difference between US and foreign tax rates	(5,074)	—	—	—
Other	601	140	1,083	(566)
Change in tax rates applied to deferred taxes	1,011	(288)	(353)	(1,445)
Change in valuation allowance	—	—	(1,010)	(38)
Change in reserves	534	(38)	4,391	(1,231)
Effect of foreign exchange rates	2,737	(1,704)	—	—
Income tax expense (benefit) attributable to continuing operations	$(11,535)	$(26,720)	$(4,488)	$13,948

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of September 30 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Current deferred tax assets:
Inventory and other	$753	$1,139
Accrued expenses	3,493	3,492
Bad debts and other	4,532	3,470
Deferred income	1,154	6,275
	9,932	14,376
Non-current deferred tax assets:
Net operating losses and tax credit carry-forward	49,241	51,545
Depreciation and amortization	—	—
Stock-based compensation	—	18,100
Accrued expenses and other	9,367	8,048
Unrealized losses	—	—
	58,608	77,693
Valuation allowance	(11,359)	(11,467)
Total deferred tax assets	57,181	80,602
Deferred tax liabilities:
Software and intangible assets - non-current	(276,421)	(308,732)
Gain on sale of bonds	(5,673)	(7,198)
Other-current	(3,390)	(2,835)
Total deferred tax liabilities	(285,484)	(318,765)
Net deferred tax liabilities	$(228,303)	$(238,163)

These amounts are reflected in the consolidated balance sheet as follows:

	2012	2011
Current deferred income taxes	$15,732	$29,728
Current deferred tax liability - included in accrued expenses and other current liabilities	(1,486)	(3,217)
	14,246	26,511
Non-current deferred tax asset - included in other assets	12,473	30,006
Non-current deferred tax liabilities	(255,022)	(294,680)
	(242,549)	(264,674)
Net deferred tax liabilities	$(228,303)	$(238,163)

As of September 30, 2012, we had $61.5 million of U.S. net operating loss (“NOL”) carry forwards expiring between 2013 and 2032, if not utilized. We also had foreign NOLs of $26.9 million not subject to limitation.

The valuation allowance decreased by $0.1 million during the year ended September 30, 2012, primarily due to foreign adjustments. The $11.4 million valuation allowance at September 30, 2012 is primarily comprised of allowances against net operating loss carry-forwards. Approximately $11.4 million of deferred tax assets currently subject to a valuation allowance will be recorded as a decrease to income tax expense if the benefits are ultimately realized.

We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and 2010 (Predecessor), the balance of accrued interest and penalties was approximately $2.5 million and $0.2 million, respectively. During the period from Inception to September 30, 2011 (Successor), the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor), income tax expense from continuing operations included $2.5 million, $1.2 million and $0.3 million of interest and penalties, respectively.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

			Predecessor
	Fiscal Year Ended	Inception to	October 1, 2010 to	Fiscal Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Beginning balance	$20,781	$—	$1,533	$2,640
Impact of acquisitions related to the current year	1,293	22,976	—	—
Increases for tax positions related to the current year	—	600	3,718	—
Increases for tax positions related to prior years	2,683	—	64	—
Decreases for tax positions related to prior years	(9,968)	(2,093)	—	(808)
Reductions for settlements with taxing authorities	—	—	(660)	—
Reductions as a result of a lapse of applicable statute of limitations	—	(702)	—	(299)
Ending balance	$14,789	$20,781	$4,655	$1,533

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and deferred tax assets are approximately $9.1 million and $15.6 million, respectively, as of September 30, 2012. The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject. We have been contacted by the IRS for audit of fiscal year 2010 for the Predecessor company. None of our subsidiaries in other major taxing jurisdictions are currently under examination.

It is reasonably possible as of September 30, 2012 that the unrecognized tax liabilities will decrease by approximately $0.3 million within the next twelve months, primarily due to tax positions relating to transfer pricing.

NOTE 10 — RESTRICTED PARTNERSHIP UNIT PLAN AND STOCK BASED COMPENSATION PLANS

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

As of September 30, 2012, the Company estimated there was approximately $4.5 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.6 years.

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

As of September 30, 2012, all outstanding Exit Units were unvested. The Company estimated that there was approximately $5.3 million of unrecognized compensation expense related to Exit Units.

If a liquidity event occurs, the Company will recognize compensation expense of $0.77 for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

The following table presents a roll-forward of restricted units outstanding by type from September 30, 2011 to September 30, 2012:

	Annual Units	Performance Units	Exit Units	Total
Outstanding September 30, 2011	—	—	—	—
Granted	11,624,036	6,563,096	8,749,918	26,937,050
Forfeited	(98,909)	(59,829)	(101,657)	(260,395)
Outstanding September 30, 2012	11,525,127	6,503,267	8,648,261	26,676,655

The following table presents the number of restricted units vested by type as of September 30, 2012:

	Annual Units	Performance Units	Exit Units	Total
Vested September 30, 2012	3,366,911	2,090,942	—	5,457,853

As of September 30, 2012, we have authorized a total of 32,148,273 Series C units, of which 5,471,617 are available for grant.

The following table summarizes our stock-based compensation expense for the year ended September 30, 2012 and the period from Inception to September 30, 2011, and its allocation within the consolidated statements of comprehensive income (loss).

	Year Ended	Inception to
	September 30,	September 30,
(in thousands)	2012	2011
Cost of revenues
Systems	$305	$—
Services	232	—
Operating expenses
Sales and marketing	2,078	—
Product development	1,058	—
General and administrative	4,635	—
Total stock based compensation expense	$8,308	$—

Predecessor—Stock-based Compensation

Prior to the acquisition, directors, executives and other senior management employees were part of Activant’s stock option incentive program governed under their 2006 Stock Incentive Plan (the “Predecessor Stock Incentive Plan”), which was intended to be the primary vehicle for offering long-term incentives and rewarding of the Predecessor’s executive officers and other key employees. All stock options that had been granted under the stock incentive plan were “time-based options” that vested and became exercisable over a five-year period. Upon consummation of the acquisition, all unvested outstanding options immediately vested, under terms defined in the Predecessor Stock Incentive Plan, and were subject to the option cancellation payment. In connection with the acceleration, the Predecessor recognized approximately $3.2 million in compensation expense during the period from October 1, 2010 to May 15, 2011. There was no stock-based compensation expense for the period from Inception to September 30, 2011.

The following table summarizes the Predecessor’s stock-based compensation expense for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, and its allocation within the consolidated statements of comprehensive income (loss).

	Predecessor
	October 1, 2010	Year Ended
	to May 15,	September 30,
(in thousands)	2011 (1)	2010
Cost of revenues
Systems	$222	$62
Services	330	233
Operating expenses
Sales and marketing	2,809	1,359
Product development	210	297
General and administrative	2,142	1,799
Total stock based compensation expense from continuing operations	5,713	3,750
Total stock based compensation expense from discontinued operations	—	17
Total stock based compensation expense	$5,713	$3,767

(1) Includes accelerated stock compensation related to the Acquisition of $3.2 million.

The Predecessor recognized a total income tax benefit in the consolidated statements of comprehensive income (loss) related to stock-based compensation expense amounts above, of approximately $2.2 million and $1.4 million for the period from October 1, 2010 through May 15, 2011 and the year ended September 30, 2010, respectively.

In the period from October 1, 2010 to May 15, 2011 the Predecessor recognized a tax deduction of $20.1 million related to cancellation of outstanding stock options in conjunction with the acquisition resulting in an increase to additional paid in capital of $0.5 million for the tax deduction taken in excess of cumulative book expense.

Valuation Assumptions

The Predecessor estimated the fair value of stock options using a Black-Scholes option pricing model that used certain assumptions including expected term, expected volatility of the underlying stock, expected dividend pay-out rate and risk-free rate of return. The expected term was based on historical data and represents the period of time that stock options granted were expected to be outstanding. Due to the fact that the common stock underlying the options was not publicly traded, the expected volatility was based on a comparable group of companies for the period. The Predecessor did not intend to pay dividends on its common stock for the foreseeable future, and accordingly, used a dividend yield of zero. The risk-free rate for periods within the contractual life of the option was based on the Treasury Bill coupon rate for U.S. Treasury securities in effect at the time of the grant with a maturity approximating the expected term.

The fair value of each award granted from the Predecessor Stock Incentive Plan during the period from October 1, 2010 through May 15, 2011 and the year ended September 30, 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Predecessor
	October 1,	Year Ended
	2010 to	September 30,
	May 15, 2011	2010
Expected term	6.66 years	6.66 years
Expected volatility	39.00%	44.29%
Expected dividends	—	—
Risk-free rate	2.12%	2.56%

The weighted-average estimated grant date fair values for the stock options granted under the Predecessor Stock Incentive Plan during the period from October 1, 2010 through May 15, 2011 and the year ended September 30, 2010 were $1.80 per share and $2.40 per share, respectively.

Predecessor—2006 Stock Incentive Plan

The exercise price of options granted under the Predecessor Stock Incentive Plan could not be less than the fair market value at the date of grant as determined in good faith by the board of directors of Activant. Options granted under the Predecessor Stock Incentive Plan vested in varying amounts over a period up to five years and expired ten years from the date of the grant.

Information with respect to stock option activity for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010, under the Predecessor Stock Incentive Plan, is as follows:

	Predecessor Stock Incentive Plan
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contractual Term
Total options outstanding at September 30, 2009	7,769,073	4.42
Options granted	113,000	4.99
Options forfeited	(709,250)	4.23
Total options outstanding at September 30, 2010	7,172,823	4.44
Options granted	213,000	5.66
Options forfeited	(160,606)	4.23
Options exercised	(7,225,217)	4.48
Total options outstanding and exercisable at May 15, 2011	—	—

Pre-Predecessor Company Plan

In conjunction with the May 2006 acquisition of the Pre-Predecessor, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, the Chief Executive Officer and President, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options to purchase Pre-Predecessor Company common stock into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Pre-Predecessor Company Plan”), which is the stock option plan under which these options were originally granted. The stock-based payment expense for these options has been fully recognized.

Information on stock options for the period from October 1, 2010 to May 15, 2011, under the Pre-Predecessor Company Plan, is as follows:

Pre-Predecessor Company Plan
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contractual Term
Total options outstanding at September 30, 2010	333,334	1.00	—
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	(333,334)	1.00	—
Total options outstanding and exerciseable at May 15, 2011	—	—	—

Upon consummation of the acquisition, all outstanding options of the Pre-Predecessor Company Plan became subject to the option cancellation payment and no options remain outstanding.
NOTE 11 — RESTRUCTURING COSTS
During the period from Inception to September 30, 2011, following the Acquisitions, our management approved a restructuring plan as we began to integrate both acquired companies. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the year ended September 30, 2012, we recorded additional restructuring charges to adjust sublease assumptions for facility restructuring liabilities and to record new employee severance liabilities. The plan was substantially complete by September 30, 2012. We do not expect to incur significant additional charges in future periods for currently active plans.
All restructuring charges were recorded in “Restructuring costs” in the consolidated statements of comprehensive income (loss).
Our restructuring liability at September 30, 2012, was approximately $9.8 million and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2011	New Charges	Payments	Adjustments (1)	Balance at September 30, 2012

Facility consolidations	$7,898	$1,767	$(1,116)	$325	$8,874
Employee severance, benefits and related costs	3,767	3,009	(5,835)	—	941

Total	$11,665	$4,776	$(6,951)	$325	$9,815

(1) Includes foreign exchange gains and losses and other non-cash items.

We recorded restructuring charges of approximately $11.0 million during the period from Inception to September 30, 2011 related to these facility consolidations and workforce reductions (comprised of severance and related benefits).

The following table presents a roll-forward of restructuring activity from Inception to September 30, 2011
(in thousands):

	Balance at Inception (2)	New Charges	Payments	Adjustments (1)	Balance at September 30, 2011

Facility consolidations	$7,197	$1,617	$(412)	$(504)	$7,898
Employee severance, benefits and related costs	571	9,432	(6,323)	87	3,767

Total	$7,768	$11,049	$(6,735)	$(417)	$11,665

(1) Includes foreign exchange gains and losses and other non-cash items.
(2) In connection with the Acquisition, we assumed restructuring liabilities of $7.5 million related to Legacy Epicor, as well as adjustments to the previously recorded liabilities of the Predecessor in the amount of $0.3 million.

Restructuring Costs – Predecessor

During the year ended September 30, 2010 the Predecessor’s management approved restructuring plans to continue to streamline and focus operations and to more properly align its cost structure with the then current business conditions and projected future revenue streams. These plans included the elimination of certain employee positions and the consolidation of space within multiple facilities locations. The Predecessor recorded restructuring charges of approximately $3.0 million for the year ended September 30, 2010, related to workforce reductions (comprised of severance and related benefits) and the consolidation of space within multiple facilities locations, including additional charges for past actions related to certain employee termination benefits that are required to be accrued from the time of notification through the date specified in the benefit.

During the period from October 1, 2010 to May 15, 2011 the Predecessor did not have significant restructuring related charges. The following table presents a roll-forward of the Predecessor’s restructuring liability from September 30, 2010 to May 15, 2011 (in thousands):

	Balance at September 30, 2010	New Charges	Payments	Adjustments	Balance at May 15, 2011

Facility consolidations	$963	$86	$(471)	$—	$578
Employee severance, benefits and related costs	763	(59)	(704)	—	—

Total	$1,726	$27	$(1,175)	$—	$578

The following table presents a roll-forward of the Predecessor’s restructuring liability from September 30, 2009 to September 30, 2010 (in thousands):

	Balance at September 30, 2009	New Charges	Payments	Adjustments	Balance at September 30, 2010

Facility consolidations	$812	$698	$(547)	$—	$963
Employee severance, benefits and related costs	30	2,283	(1,550)	—	763

Total	$842	$2,981	$(2,097)	$—	$1,726

NOTE 12 — RELATED PARTY TRANSACTIONS
In conjunction with the Acquisitions, we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the year ended September 30, 2012 and the period from Inception to September 30, 2011, we recorded expense of approximately $2.0 million and $0.9 million, respectively, in our general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan.

NOTE 13 — SEGMENT REPORTING

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. The Predecessor had two primary reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.

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

Change in Reportable Segments

During the fourth quarter of fiscal 2012, the Company changed the composition of its reportable segments by dividing its Retail reportable segment into two separate reportable segments, Retail Solutions and Retail Distribution.  The Company has reclassified revenues of prior periods to conform to the new reportable segment structure.

A description of the businesses served by each of our reportable segments follows:

•
ERP segment—The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete and mixed-mode manufacturers with lean and “to-order” manufacturing and distributed operations catering to several verticals including industrial machinery, instrumentation and controls, medical devices, printing and packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit, and software sectors.

•
Retail Solutions segment-The Retail Solutions segment supports large, distributed retail environments that require a comprehensive multichannel retail solution including POS, store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities. Our Retail Solutions segment caters to the general merchandise, specialty retailers, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America, as well as the United Kingdom and Ireland, including several retail chains in North America.

Segment Revenue and Contribution Margin

The results of the reportable segments are derived directly from our management reporting system. The results are based on our method of internal reporting using segment contribution margin as a measure of operating performance and are not necessarily in conformity with United States generally accepted accounting principles ("GAAP"). Our management measures the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data is not reviewed by our management at the segment level and therefore is not included.

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

Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include marketing costs (other than direct marketing), general and administrative costs such as human resources, finance and accounting, share-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income (expense).

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

Reportable segment revenue by category for the year ended September 30, 2012, the period from Inception to September 30, 2011, the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor) is as follows (in thousands):

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
ERP revenues:
Systems:
License	$100,395	$46,796	$17,037	$22,459
Professional services	128,712	48,457	13,765	21,944
Hardware	15,489	5,913	6,338	8,488
Other	504	185	4	6
Total systems	245,100	101,351	37,144	52,897
Services	270,100	77,567	63,571	99,233
Total ERP revenues	515,200	178,918	100,715	152,130
Retail Solutions revenues:
Systems:
License	20,698	6,310	—	—
Professional services	36,334	13,836	—	—
Hardware	19,708	8,785	—	—
Other	—	—	—	—
Total systems	76,740	28,931	—	—
Services	61,374	23,437	—	—
Total Retail Solutions revenues	138,114	52,368	—	—
Retail Distribution revenues:
Systems:
License	18,078	5,930	11,155	21,931
Professional services	12,821	4,016	9,106	14,341
Hardware	17,946	7,867	13,217	31,934
Other	4,802	2,071	3,127	5,321
Total systems	53,647	19,884	36,605	73,527
Services	148,496	53,585	90,010	143,565
Total Retail Distribution revenues	202,143	73,469	126,615	217,092
Total revenues:
Systems:
License	139,171	59,036	28,192	44,390
Professional services	177,867	66,309	22,871	36,285
Hardware	53,143	22,565	19,555	40,422
Other	5,306	2,256	3,131	5,327
Total systems	375,487	150,166	73,749	126,424
Services	479,970	154,589	153,581	242,798
Total revenues	$855,457	$304,755	$227,330	$369,222

Reportable segment contribution margin for the year ended September 30, 2012, the period from Inception to September 30, 2011, the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor) is as follows (in thousands):

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
ERP	$154,127	$40,787	$44,049	$65,987
Retail Solutions	47,042	16,959	—	—
Retail Distribution	65,787	24,190	40,981	70,351
Total segment contribution margin	$266,956	$81,936	$85,030	$136,338

The reconciliation of total segment contribution margin to our income (loss) from continuing operations before income taxes is as follows (in thousands):

			Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Segment contribution margin	$266,956	$81,936	$85,030	$136,338
Corporate and unallocated costs	(66,047)	(23,378)	(17,153)	(23,918)
Stock-based compensation expense	(8,308)	—	(5,713)	(3,750)
Depreciation and amortization	(138,985)	(50,716)	(25,322)	(39,611)
Acquisition-related	(8,845)	(42,581)	(16,846)	(2,862)
Restructuring costs	(4,776)	(11,049)	(27)	(2,981)
Interest expense	(90,483)	(36,643)	(33,069)	(30,427)
Other income (expense), net	(133)	(257)	223	(101)
Income (loss) from continuing operations before income taxes	$(50,621)	$(82,688)	$(12,877)	$32,688

Geographic Information

The following table displays a breakdown of revenues by geographic area for the year ended September 30, 2012 and the period from Inception to September 30, 2011. Other locations include Central, South and Latin America, Europe, Asia, and New Zealand. No individual locations within Other are significant.

	Year Ended	Inception to
(in thousands)	September 30, 2012	September 30, 2011
Revenues:
United States	$688,103	$249,647
Canada	29,047	16,897
United Kingdom	30,492	10,149
Australia	23,141	9,237
Other	84,674	18,825
Total	$855,457	$304,755

The following table displays a breakdown of Predecessor revenues by geographic area for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010. The geographic area covers the United States and Other, which includes Canada, Latin America, Europe and Asia. No individual locations within Other are significant.

	October 1, 2010 to	Year Ended
(in thousands)	May 15, 2011	September 30, 2010
Revenues:
United States	$212,364	$355,034
Other	14,966	14,188
Total	$227,330	$369,222

The following table presents total fixed assets by geography. The geographic area covers the United States and Other, which includes Canada, Latin America, Europe and Asia-Pacific. No individual locations within Other are significant.

(in thousands)	September 30, 2012	September 30, 2011
Property and Equipment, net:
United States	$37,475	$25,416
Other	27,777	29,738
Total	$65,252	$55,154

NOTE 14—EMPLOYEE BENEFIT PLANS

Below is a summary of our employee benefit plans.

401(k) Plan

We have a savings and investment plan (the “401(k) Plan”), as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code. Prior to the year ended September 30, 2012, the 401(k) Plan was separated into a Predecessor plan and a Legacy Epicor plan. The 401(k) Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the 401(k) Plan.

The 401(k) Plan provides for contributions as determined annually by our board of directors. We match 50% of the first 5% of compensation contributed by each employee. The deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. For the year ended September 30, 2012 and the period from Inception to September 30, 2011 our contributions to the 401(k) Plan amounted to $7.5 million and $2.7 million, respectively.

For the period from October 1, 2010 through May 15, 2011 and the year ended September 30, 2010, the Predecessor’s contributions amounted to $1.6 million and $2.0 million, respectively. During fiscal year 2010 the Predecessor made catch-up matching contributions of $0.9 million, which are included in the aforementioned contribution amounts.

Deferred Compensation Plan

We have a “top-hat” deferred compensation plan (“Deferred Compensation Plan”). Prior to the year ended September 30, 2012, we had separate Deferred Compensation Plans for the Predecessor and Legacy Epicor. Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time. We and the Predecessor did not make any such contributions during the year ended September 30,

2012, the periods Inception to September 30, 2011, October 1, 2010 to May 15, 2011 or the year ended September 30, 2010.

All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan.

At September 30, 2012 and September 30, 2011, our liability to plan participants for salary deferrals under this plan, adjusted for notional gains and losses, was $4.2 million and $5.2 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Postretirement Life Insurance Plan

We are obligated under a postretirement benefit plan to maintain life insurance policies on former employees from an acquired business of Legacy Epicor. The obligation is measured as the actuarial value of the cost of insurance. At September 30, 2012, the fair value of the postretirement obligation was $2.2 million, which was recorded in other liabilities in the consolidated balance sheets, of which $0.6 million was recognized in accumulated other comprehensive loss related to the actuarial valuation.

Defined Benefit Pension Plan

In conjunction with the acquisition, we assumed a liability for a defined benefit pension plan that provides pension benefits for certain Legacy Epicor employees in the United Kingdom upon retirement. The plan is maintained in British pound sterling. The plan was closed to new entrants prior to the acquisition, and the plan participants are no longer employed by us.

Net Periodic Pension Cost

The net periodic pension cost of our defined benefit pension plan included the following components:

	Year Ended	Inception to
(in thousands)	September 30, 2012	September 30, 2011
Interest cost on projected benefit obligation	$337	$139
Expected return on plan assets	(289)	(121)
Amortization of net loss	2	—
Net periodic pension cost	$50	$18

Obligations and Funded Status

Change in benefit obligation:

	Year Ended	Inception to
(in thousands)	September 30, 2012	September 30, 2011
Projected benefit obligation, beginning of period	$6,668	$7,040
Interest cost	337	139
Benefits paid	(299)	(40)
Actuarial loss on liabilities	786	(175)
Foreign currency exchange rate changes	265	(296)
Projected benefit obligation, end of period	$7,757	$6,668

Change in plan assets:

	Year Ended	Inception to
(in thousands)	September 30, 2012	September 30, 2011
Fair value of plan assets, beginning of period	$5,646	$5,896
Actual return on plan assets	533	(142)
Contributions	428	183
Benefits paid	(299)	(40)
Foreign currency exchange rate changes	224	(251)
Fair value of plan assets, end of period	$6,532	$5,646

Funded Status:

(in thousands)	September 30, 2012	September 30, 2011
Funded Status	$(1,225)	$(1,022)

At September 30, 2012, the accrued benefit obligation is equal to the projected benefit obligation of $7.8 million. The net funded status is included within other liabilities on the consolidated balance sheets. There are no current liabilities or noncurrent assets with respect to the plan in the consolidated balance sheets. There is a $0.6 million loss recognized in other comprehensive income representing the cumulative difference between actual and expected returns on plan assets and the remeasurement of the projected benefit obligation upon updating the discount rate as of September 30, 2012.

Assumptions

The following assumptions were used to determine the benefit obligations and net periodic pension costs:

	September 30, 2012	September 30, 2011
Discount rate	4.0%	5.1%
Expected long term return on plan assets	4.7%	5.0%
Rate of future salary increases	N/A	N/A

The expected long-term rate of return on assets assumption is chosen based on the facts and circumstances that existed at the measurement date and the mix of assets held at that date.

Plan Assets

Our investment policy is determined by the trustees of the plan after consulting us and includes a periodic review of the pension plan’s investment in the various asset classes. Our asset allocations by asset category are as follows. Level 1 asset fair values are derived from prices of actively traded identified assets. Level 2 asset fair values are derived from other observable inputs (in thousands, except percentages):

	Fair Value of				Percentage of
	Plan Assets at	Fair Value Measurement Using			Fair Value of
Asset Category	September 30, 2012	Level 1	Level 2	Level 3	Plan Assets
Cash	$1,484	$1,484	$—	$—	22.7%
Pooled Funds:
UK equities (a)	883	883	—	—	13.5%
European equities (b)	305	305	—	—	4.7%
North American equities (c)	271	271	—	—	4.1%
Property (d)	525	—	525	—	8.0%
Government bonds (e)	732	—	732	—	11.2%
Corporate bonds (f)	1,789	—	1,789	—	27.4%
Indexed linked bonds (g)	544	—	544	—	8.3%
Total	$6,532	$2,943	$3,591	$—	100.0%

	Fair Value of				Percentage of
	Plan Assets at	Fair Value Measurement Using			Fair Value of
Asset Category	September 30, 2011	Level 1	Level 2	Level 3	Plan Assets
Cash	$1,308	$1,308	$—	$—	23.2%
Pooled Funds:
UK equities (a)	725	725	—	—	12.8%
European equities (b)	250	250	—	—	4.4%
North American equities (c)	219	219	—	—	3.9%
Property (d)	499	—	499	—	8.8%
Government bonds (e)	725	—	725	—	12.8%
Corporate bonds (f)	1,415	—	1,415	—	25.1%
Indexed linked bonds (g)	505	—	505	—	8.9%
Total	$5,646	$2,502	$3,144	$—	100.0%

(a) This consists of two pooled pension funds, with 35% invested in a fund predominantly invested in UK Blue
Chip stocks and the balance invested in a fund whose aim is to benefit from UK recovery stocks.
(b) This is a pooled pension fund holding European equities.
(c) This is a pooled pension fund holding North American equities.
(d) This is a pooled pension fund holding UK property.
(e) This consists of three pooled pension funds invested in a mix of UK and overseas government bonds.
(f) This consists of four pooled pension funds holding a variety of corporate bonds.
(g) This is a pooled pension fund holding UK long dated index linked bonds.

In determining the mix of assets, the trustees of the plan have taken into account the plan liabilities. In particular, the significant bond holding is intended to reduce the volatility of the financial position. Net cash flow is currently being held in cash pending a review of the investment strategy. The assets are diversified and are managed in accordance with applicable laws, and with the goal of maximizing the plan’s return within acceptable risk parameters. The pension plan’s assets did not include any of our stock at September 30, 2012 or September 30, 2011.

Estimated Future Benefit Payments

The schedule below shows the estimated future benefit payments for the defined benefit pension plan and the postretirement life insurance plan for each of the years 2013 through 2017 and the aggregate of the succeeding five years (in thousands):

Year ending September 30,	Amount
2013	$224
2014	350
2015	280
2016	304
2017	341
2018 - 2022	$2,043

There is no further accrual of benefits because plan participants include only terminated employees so the only contributions required are those needed to fund the shortfall in the plan. During 2013, we are currently committed to contribute approximately $0.4 million to the plan to cover the shortfall. Administrative costs of the plan are paid directly by us.

NOTE 15—DISCONTINUED OPERATIONS—PREDECESSOR

On April 16, 2010, the Predecessor completed the sale of its productivity tools business for approximately $12.0 million in cash. The gain recorded on the sale was approximately $6.2 million, net of $3.0 million in taxes. Accordingly, the Predecessor separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations in the consolidated financial statements for all periods presented. The Predecessor’s loss from discontinued operations, net of income taxes, for the year ended September 30, 2010 is summarized as follows (in thousands):

Year Ended
September 30, 2010
Revenue from discontinued operations	$6,452
Expenses from discontinued operations	4,661
Income from discontinued operations before income taxes	1,791
Income tax expense	2,148
Loss from discontinued operations, net of income taxes	$(357)

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. We recorded rental expense of $18.4 million and $7.8 million for the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively. The Predecessor recorded rental expense of $3.4 million and $6.3 million for the period from October 1, 2010 to May 15, 2011 and the year ended

September 30, 2010, respectively. Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2012 are as follows (in thousands):

Year ending September 30,	Amount
2013	$15,776
2014	12,993
2015	10,320
2016	7,394
2017	6,835
Thereafter	16,950
Total	$70,268

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

State Court Shareholder Litigation

 In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four (4) putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two (2) such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), and Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al.,(filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

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

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a summary of activity in accumulated other comprehensive income (loss) from Inception through September 30, 2012 (in thousands):

	Balance at inception	Activity from Inception to September 30, 2011	Balance at September 30, 2011	Activity in the Year Ended September 30, 2012	Balance at September 30, 2012
Foreign currency translation adjustments	$—	$(1,908)	$(1,908)	$(207)	$(2,115)
Unrealized loss on cash flow hedges, net of tax	—	(1,173)	(1,173)	(2,967)	(4,140)
Unrealized loss on pension and post-retirement benefit plans	—	(235)	(235)	(1,000)	(1,235)
Total	$—	$(3,316)	$(3,316)	$(4,174)	$(7,490)

During the year ended September 30, 2012 and the period from Inception to September 30, 2011, we recorded losses of $3.0 million and $1.2 million in other comprehensive income for our cash flow hedge. These losses are net of $0.8 million and $1.9 million of income tax, respectively.
NOTE 18— GUARANTOR CONSOLIDATION
The 2011 credit agreement and the senior notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidating balance sheets as of September 30, 2012 and September 30, 2011, the condensed consolidating statements of comprehensive income (loss) for the year ended September 30, 2012 and the period from Inception to September 30, 2011, the condensed consolidating statements of comprehensive income (loss) for the period from October 1, 2010 to May 15, 2011 (Predecessor), the condensed consolidating statements of cash flows for the year ended September 30, 2012, the period from Inception to September 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor).
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

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$51,812	$14,752	$64,112	$—	$130,676
Accounts receivable, net	64,936	8,454	55,126	—	128,516
Inventories, net	2,205	1,167	724	—	4,096
Deferred tax assets	11,272	—	4,460	—	15,732
Income tax receivable	5,400	(1,994)	6,589	—	9,995
Prepaid expenses and other current assets	6,301	2,251	23,057	—	31,609
Total current assets	141,926	24,630	154,068	—	320,624
Property and equipment, net	34,737	2,738	27,777	—	65,252
Intangible assets, net	685,177	3,183	104,637	—	792,997
Goodwill	869,414	78,412	247,540	—	1,195,366
Deferred financing costs	33,416	—	—	—	33,416
Other assets	516,868	(80,380)	(401,271)	(12,788)	22,429
Total assets	$2,281,538	$28,583	$132,751	$(12,788)	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$21,430	$1,089	$5,587	$—	$28,106
Payroll related accruals	22,260	1,142	13,544	—	36,946
Deferred revenue	76,162	3,517	49,237	—	128,916
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	12,543	210	36,661	—	49,414
Total current liabilities	157,806	5,958	105,029	—	268,793
Long-term debt, net of unamortized discount	1,307,878	—	—	—	1,307,878
Deferred income tax liabilities	229,474	(1,790)	27,338	—	255,022
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	31,410	1,986	10,025	—	43,421
Total liabilities	1,728,774	6,154	142,392	—	1,877,320
Total stockholder’s equity	552,764	22,429	(9,641)	(12,788)	552,764
Total liabilities and stockholder’s equity	$2,281,538	$28,583	$132,751	$(12,788)	$2,430,084

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$13,514	$1,174	$30,108	$—	$44,796
Accounts receivable, net	63,308	6,145	49,891	—	119,344
Inventories, net	2,720	1,206	514	—	4,440
Deferred tax assets	14,714	—	15,014	—	29,728
Income tax receivable	9,221	(1,994)	1,541	—	8,768
Prepaid expenses and other current assets	8,397	851	23,251	—	32,499
Total current assets	111,874	7,382	120,319	—	239,575
Property and equipment, net	22,177	3,239	29,738	—	55,154
Intangible assets, net	789,058	1,336	112,582	—	902,976
Goodwill	870,874	74,229	243,646	—	1,188,749
Deferred financing costs	37,649	—	—	—	37,649
Other assets	505,522	(78,096)	(377,139)	(4,401)	45,886
Total assets	$2,337,154	$8,090	$129,146	$(4,401)	$2,469,989
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,562	$2,038	$5,614	$—	$25,214
Payroll related accruals	15,223	764	8,876	—	24,863
Deferred revenue	66,409	3,153	41,701	—	111,263
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	15,042	—	—	—	15,042
Accrued expenses and other current liabilities	26,556	117	24,430	—	51,103
Total current liabilities	149,492	6,072	80,621	—	236,185
Long-term debt, net of unamortized discount	1,315,559	—	—	—	1,315,559
Deferred income tax liabilities	270,703	(2,534)	35,776	—	303,945
Other liabilities	13,684	696	12,204	—	26,584
Total liabilities	1,749,438	4,234	128,601	—	1,882,273
Total stockholder’s equity	587,716	3,856	545	(4,401)	587,716
Total liabilities and stockholder’s equity	$2,337,154	$8,090	$129,146	$(4,401)	$2,469,989

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$215,100	$29,444	$130,943	$—	$375,487
Services	341,576	17,839	120,555	—	479,970
Total revenues	556,676	47,283	251,498	—	855,457
Operating expenses:
Cost of systems revenues	109,955	20,847	81,012	—	211,814
Cost of services revenues	94,650	7,267	42,673	—	144,590
Sales and marketing	94,105	2,676	50,665	—	147,446
Product development	47,262	3,077	32,965	—	83,304
General and administrative	73,065	1,272	1,365	—	75,702
Depreciation and amortization	133,846	979	4,160	—	138,985
Acquisition-related costs	8,424	169	252	—	8,845
Restructuring costs	2,385	273	2,118	—	4,776
Total operating expenses	563,692	36,560	215,210	—	815,462
Operating income (loss)	(7,016)	10,723	36,288	—	39,995
Interest expense	(90,058)	2	(427)	—	(90,483)
Equity in earnings of subsidiaries	29,892	—	—	(29,892)	—
Other income (expense), net	2,644	(3)	(2,774)	—	(133)
Income (loss) before income taxes	(64,538)	10,722	33,087	(29,892)	(50,621)
Income tax expense (benefit)	(25,452)	236	13,681	—	(11,535)
Net income (loss)	(39,086)	10,486	19,406	(29,892)	(39,086)
Other comprehensive loss	(4,174)	—	(842)	842	(4,174)
Total comprehensive income (loss)	$(43,260)	$10,486	$18,564	$(29,050)	$(43,260)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Period from Inception to September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$91,580	$12,284	$46,302	$—	$150,166
Services	112,008	6,053	36,528	—	154,589
Total revenues	203,588	18,337	82,830	—	304,755
Operating expenses:
Cost of systems revenues	45,729	8,300	27,243	—	81,272
Cost of services revenues	34,556	2,885	14,799	—	52,240
Sales and marketing	34,571	747	18,339	—	53,657
Product development	17,633	1,565	12,219	—	31,417
General and administrative	23,238	445	3,928	—	27,611
Depreciation and amortization	36,910	344	13,462	—	50,716
Acquisition-related costs	42,555	—	26	—	42,581
Restructuring costs	8,594	508	1,947	—	11,049
Total operating expenses	243,786	14,794	91,963	—	350,543
Operating income (loss)	(40,198)	3,543	(9,133)	—	(45,788)
Interest expense	(36,823)	—	180	—	(36,643)
Equity in loss of subsidiaries	(4,239)	—	—	4,239	—
Other income (expense), net	979	13	(1,249)	—	(257)
Income (loss) before income taxes	(80,281)	3,556	(10,202)	4,239	(82,688)
Income tax expense (benefit)	(24,313)	1,324	(3,731)	—	(26,720)
Net income (loss)	(55,968)	2,232	(6,471)	4,239	(55,968)
Other comprehensive loss	(3,316)	—	(1,908)	1,908	(3,316)
Total comprehensive income (loss)	$(59,284)	$2,232	$(8,379)	$6,147	$(59,284)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Loss

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income

Year Ended September 30, 2010 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$123,030	$—	$3,394	$—	$126,424
Services	231,945	—	10,853	—	242,798
Total revenues	354,975	—	14,247	—	369,222
Operating expenses:
Cost of systems revenues	65,517	—	2,469	—	67,986
Cost of services revenues	71,514	—	5,629	—	77,143
Sales and marketing	54,260	—	2,130	—	56,390
Product development	29,336	—	1,581	—	30,917
General and administrative	27,570	—	546	—	28,116
Depreciation and amortization	39,110	—	501	—	39,611
Acquisition-related costs	2,861	—	1	—	2,862
Restructuring costs	2,429	—	552	—	2,981
Total operating expenses	292,597	—	13,409	—	306,006
Operating income	62,378	—	838	—	63,216
Interest expense	(31,395)	—	968	—	(30,427)
Equity in earnings of subsidiaries	17,573	—	—	(17,573)	—
Other income (expense), net	(6,933)	—	6,832	—	(101)
Income from continuing operations before income taxes	41,623	—	8,638	(17,573)	32,688
Income tax expense	13,763	—	185	—	13,948
Income from continuing operations, net of income taxes	27,860	—	8,453	(17,573)	18,740
Income (loss) from discontinued operations, net of income taxes	3,816	—	(4,173)		(357)
Gain (loss) from sale of discontinued operations, net of income taxes	(7,115)	—	13,293		6,178
Net income	24,561	—	17,573	(17,573)	24,561
Other comprehensive income (loss)	2,004	—	(1,163)	1,163	2,004
Total comprehensive income	$26,565	$—	$16,410	$(16,410)	$26,565

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$81,393	$13,135	$39,069	$—	$133,597
Investing activities:
Purchases of property and equipment	(22,864)	(210)	(2,754)	—	(25,828)
Capitalized computer software and database costs	(11,073)	—	—	—	(11,073)
Acquisition of other businesses, less cash acquired	(2,664)	—	(2,192)	—	(4,856)
Sale of short-term investments	—	653	—	—	653
Net cash provided by (used in) investing activities	(36,601)	443	(4,946)	—	(41,104)
Financing activities:
Proceeds of loan from affiliate	2,206	—	—	—	2,206
Payments on long-term debt	(8,700)	—	—	—	(8,700)
Net cash used in financing activities	(6,494)	—	—	—	(6,494)
Effect of exchange rate changes on cash	—	—	(119)	—	(119)
Change in cash and cash equivalents	38,298	13,578	34,004	—	85,880
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$51,812	$14,752	$64,112	$—	$130,676

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Period from Inception to September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(38,951)	$1,445	$33,608	$—	$(3,898)
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	(886,175)	—	37		(886,138)
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	(717,163)	—	445		(716,718)
Purchases of property and equipment	(5,850)	(271)	(1,308)	—	(7,429)
Capitalized computer software and database costs	(4,271)	—	—		(4,271)
Net cash used in investing activities	(1,613,459)	(271)	(826)	—	(1,614,556)
Financing activities:
Equity investment from Apax	647,000	—	—	—	647,000
Proceeds from senior secured credit and revolving credit facilities, net of discount	887,925	—	—	—	887,925
Proceeds from senior notes	465,000	—	—	—	465,000
Payment of deferred financing fees	(39,730)	—	—	—	(39,730)
Payments on long-term debt	(294,271)	—	—	—	(294,271)
Net cash provided by financing activities	1,665,924	—	—	—	1,665,924
Effect of exchange rate changes on cash	—	—	(2,674)	—	(2,674)
Change in cash and cash equivalents	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$13,514	$1,174	$30,108	$—	$44,796

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

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

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2010 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities - continuing operations	$62,928	$—	$(4,473)	$—	$58,455
Net cash provided by (used in) operating activities - discontinued operations	(588)	—	98	—	(490)
Net cash provided by (used in) operating activities	62,340	—	(4,375)	—	57,965
Investing activities:
Purchases of property and equipment	(5,112)	—	(36)	—	(5,148)
Capitalized computer software and database costs	(11,068)	—	—	—	(11,068)
Net cash used in investing activities - continuing operations	(16,180)	—	(36)	—	(16,216)
Net cash provided by investing activities - discontinued operations	3,583	—	7,885	—	11,468
Net cash provided by (used in) investing activities	(12,597)	—	7,849	—	(4,748)
Financing activities:
Payments on long-term debt	(23,500)	—	—	—	(23,500)
Net cash used in financing activities	(23,500)	—	—	—	(23,500)
Change in cash and cash equivalents	26,243	—	3,474	—	29,717
Cash and cash equivalents, beginning of period	42,216	—	2,357	—	44,573
Cash and cash equivalents, end of period	$68,459	$—	$5,831	$—	$74,290

NOTE 19—QUARTERLY INFORMATION (UNAUDITED)

The following tables present selected unaudited consolidated statements of comprehensive income (loss) information for each quarter of fiscal years 2012 and 2011 (in thousands):

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
Total revenues	$224,385	$217,289	$204,376	$209,407
Total cost of revenues	88,821	92,122	87,149	88,312
Net income (loss)	$(6,339)	$(5,850)	$(9,474)	$(17,423)

			Predecessor
	Quarter Ended			Quarter Ended
	September 30,	Inception to	April 1, 2011 to	March 31,	December 31,
	2011	June 30, 2011	May 15, 2011	2011	2010
Total revenues	$202,182	$102,573	$47,226	$90,264	$89,840
Total cost of revenues	85,630	47,882	18,116	33,981	35,691
Net income (loss)	$(17,170)	$(38,798)	$(13,848)	$1,948	$3,511

NOTE 20—SUBSEQUENT EVENT

On October 12, 2012, we acquired the outstanding equity of SolarSoft Corporation for cash consideration of $155 million. We assigned the purchase price to net tangible assets of approximately $60 million and intangible assets and/or goodwill of approximately $95 million Due to the recent nature of the acquisition, all amounts recorded for the acquisition are preliminary and subject to adjustment.

In connection with our acquisition of SolarSoft Business Systems Inc., we borrowed $69 million under our revolving credit facility.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A — CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, and current positions of our current executive officers and directors are listed in the table below. The business and operations of Epicor Software Corporation are managed by our Board, in accordance with the Company's certificate of incorporation, bylaws and the Delaware General Corporation Law. The Board presently consists of six members. There are no family relationships among the executive officers or directors and there are no agreements or understandings between any officer or any director and any other person pursuant to which the officer or director was elected.

Name	Age	Position
Jason Wright	41	Director (2)
Roy Mackenzie	41	Director (1)
Will Chen	35	Director (1) (2)
Paul Walker	55	Director (1)*
Peter Gyenes	67	Director (2)**
Pervez Qureshi	55	President and Chief Executive Officer, Director
Kathleen Crusco	47	Executive Vice President and Chief Financial Officer
Kevin Roach	51	Executive Vice President and General Manager, ERP Americas
Keith Deane	56	Senior Vice President and General Manager, ERP EMEA

(1) Denotes a member of the Audit Committee
* Denotes audit committee chairperson
(2) Denotes a member of the Compensation Committee
** Denotes compensation committee chairperson

Jason Wright

Mr. Wright became a director in May 2011. Mr. Wright joined Apax in 2000 and is a Partner on Apax’s Technology & Telecom team. He currently serves as a board member of Tivit, Realpage (NASDAQ: RP), Trizetto and Paradigm. Mr. Wright is also the chairman of the Board of Opportunity Network, an education-focused charity in New York City. Prior to joining Apax, Mr. Wright served in a variety of roles at GE Capital, including principal investing on behalf of GE Ventures. Previously, he worked at Accenture, a consulting firm, designing and implementing systems for the financial services and pharmaceutical industries. Mr. Wright received his B.A. in economics from Tufts University and his M.B.A. in finance from The Wharton School of the University of Pennsylvania. We believe Mr. Wright’s qualifications to serve on our board of directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Wright has also served on the board of directors of a number of public and private companies.

Roy Mackenzie

Mr. Mackenzie became a director in May 2011. Mr. Mackenzie joined Apax in 2003 and is a Partner on Apax’s Technology & Telecom team. Mr. Mackenzie has specialized in transactions in the technology sector. He currently serves as a board member of Sophos, plc. Prior to joining Apax, Mr. Mackenzie spent most of his career at McKinsey & Company where he specialized in the technology sector. He has also held operating roles at Psion plc, a mobile computer designer and manufacturer, and nSine Technology Inc. Mr. Mackenzie holds an M.B.A. from Stanford Graduate School of Business, where he was an Arjay Millar scholar, and a Masters of Engineering from Imperial College, London. We believe Mr. Mackenzie’s qualifications to serve on our board of directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Mackenzie has also served on the board of directors of a number of public and private companies.

Will Chen

Mr. Chen became a director in May 2011. Mr. Chen joined Apax in 2007 and is a Principal on Apax’s Technology & Telecom team. Mr. Chen has focused on the technology and telecom sector throughout his career at Apax. Prior to joining Apax, Mr. Chen worked at Bain & Company and Goldman Sachs, specializing in the technology and telecom sector at both firms. Mr. Chen received a B.S. in Industrial Engineering from Stanford University, an M.S. in Engineering-Economic Systems & Operations Research from Stanford University, an M.A. in International Studies from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Chen’s qualifications to serve on our board of directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies.

Paul Walker

Mr. Walker became a director in November 2011. Mr. Walker currently serves as a board member of Experian plc, The Perform Group plc, Newcastle Science City Ltd, and the Entrepreneurs’ Forum. Mr. Walker served as a board member of the Sage Group plc until September 2010 and Diageo plc until October 2011. Previously, Mr. Walker was Chief Executive of The Sage Group plc from 1994 to October 2010. He joined Sage in 1984 as Financial Controller and was appointed Finance Director in 1987 prior to flotation on the London Stock Exchange. Mr. Walker qualified as a Chartered Accountant with Ernst & Young, having graduated from York University with an economics degree. We believe Mr. Walker brings to the board of directors extensive leadership, operations, financial, accounting, and strategic planning experience.
Mr. Walker has also served on the board of directors of a number of public and private companies.

Peter Gyenes

Mr. Gyenes became a director in November 2011. Mr. Gyenes has four decades of experience in global technical, sales, marketing, and general management positions within the software and computer systems industries. He is an active investor and board member focusing on technology market opportunities. He is currently the Non-Executive Chairman of Sophos plc, a global security software company. Mr. Gyenes also serves on the board of Pegasystems, VistaPrint Limited, IntraLinks, Inc., RealPage, Inc., and Talend, and is a Trustee Emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes served on the board of Lawson Software, Inc., (until July 2011, acquired by Golden Gate / Infor), Netezza Corporation (until 2010, acquired by IBM), Bladelogic, Inc. (until 2008, acquired by BMC), webMethods, Inc. (until 2007, acquired by Software AG) and Applix, Inc. (until 2007, acquired by Cognos). He served as Chairman and CEO of Ascential Software, as well as of its predecessor companies VMark Software, Ardent Software and Informix, and led its growth into the data integration market leader, from 1996 until it was acquired by IBM in 2005. Previously, Mr. Gyenes served as President and CEO of Racal InterLan, Inc., and in executive positions at Data General Corporation, Encore Computer Corporation and Prime
Computer, Inc. Earlier in his career, he held sales and technical positions at Xerox Data Systems and IBM. He is a graduate of Columbia University where he received both his B.A. in mathematics and his M.B.A. degree. Mr. Gyenes was awarded the 2005 New England Region Ernst & Young Entrepreneur of the Year award in Software. We believe Mr. Gyenes’ qualifications to serve on our board of directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Gyenes has also served on the board of directors of a number of public and private companies.

Pervez Qureshi

Mr. Qureshi has served as our President and Chief Executive Officer since the acquisition in May 2011 and became a member of our board of directors in November 2011. Mr. Qureshi served as Activant’s President and Chief Executive Officer and one of Activant’s directors from May 2006 to May 2011. Mr. Qureshi joined Activant as a Director of Marketing in 1994. He became Senior Vice President and General Manager of Activant’s Hardlines and Lumber division in 1999, Group President of Activant’s vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining Activant, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and the Hewlett-Packard Company as well as engineering positions at International Business Machines Corporation. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell and an M.B.A. from the Darden Graduate
School of Business at the University of Virginia. As our President and Chief Executive Officer, Mr. Qureshi brings to our board of directors extensive leadership, industry, operations, risk management, financial and strategic planning experience, as well as in-depth knowledge of our business.

Kathleen Crusco

Ms. Crusco has served as our Executive Vice President and Chief Financial Officer since the acquisition in May 2011. Ms. Crusco joined Activant as Senior Vice President and Chief Financial Officer in May 2007, and was promoted to Executive Vice President in November 2010. Prior to joining Activant, Ms. Crusco was Vice President, Worldwide Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer at Polycom, Inc. from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999, as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at PricewaterhouseCoopers LLP in various management roles. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from
California State University, Chico.

Kevin Roach

Mr. Roach has served as our Executive Vice President and General Manager, ERP Americas since June 2011. Mr. Roach served as Activant’s Executive Vice President and General Manager of Wholesale Distribution Group from September 2008 until May 2011. Prior to joining Activant, Mr. Roach served as President of Rockwell Software, a division of Rockwell Automation, Inc. from 2004 to 2008. From 1999 to 2004, Mr. Roach served in several positions with GE Fanuc Automation, Inc., including Vice President, Sales and Vice President, Global Manufacturing Solutions. From 1994 to 1999, Mr. Roach was President and CEO of SensorPulse, Inc. Mr. Roach has an M.B.A. in Business and Technology from Rensselaer Polytechnic Institute, Lally School of Management and attended Stonehill College and Bridgewater State University for undergraduate studies.

Keith Deane
Mr. Deane has served as our Senior Vice President and General Manager, EMEA since February 2012. Prior to joining Epicor, Mr. Deane served as Vice President and General Manager International for Iron Mountain Digital (Acquired by Autonomy, an HP company) from January 2011 to October 2011. From August 2005 through July 2009, Mr. Deane served as President, EMEA of Infor. Mr. Deane's prior experience includes senior executive management positions with a number of technology companies including WebMethods and BEA Systems.

Board Composition and Governance

The composition of our board of directors was determined by funds advised by Apax Partners, our sole stockholder. Our board of directors is comprised of the following persons:
• our chief executive officer (Mr. Qureshi);
• three board members affiliated with Apax (currently Messrs. Wright, Mackenzie and Chen); and
• two independent members (currently Messrs. Gyenes and Walker), who would be "independent directors" under the listing rules of the NASDAQ stock market.

The committees of our board of directors currently consist of an audit committee and a compensation committee. We are a privately held company and not subject to the applicable listing standards. Please see "Item 13 - Certain Relationships and Related Transactions, and Director Independence."

Audit Committee Financial Expert

Our Audit Committee members are Messrs. Mackenzie, Chen and Walker. Our board of directors has designated Mr. Walker as an “audit committee financial expert,” as this term has been defined by the SEC in Item 407(d)(5) of Regulation S-K.

Our board of directors determined that Mr. Walker acquired the required attributes for designation as an “audit committee financial expert,” as a result of the following relevant experience, which forms of experience are not listed in any order of importance and were not assigned any relative weights or values by our board of directors in making such determination:

• experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, including experience serving as Chief
Executive and Financial Director at Sage Group plc;

• Chartered Accountant, graduated from York University with economics degree; and
• continued periodic study of recent accounting pronouncements.

Code of Ethics

The Board of Directors has adopted a Worldwide Code of Business Conduct and Ethics, which is applicable to the Company, including the Chief Executive Officer and President, Chief Financial Officer and all officers of the Company. We will provide a copy of the Worldwide Code of Business Conduct and Ethics upon request made by email to investorrelations@epicor.com or in writing to Epicor Software Corporation, Attention: Investor Relations,
4120 Dublin Blvd, Suite 300, Dublin, CA 94568. A copy of the Worldwide Code of Business Conduct and Ethics is available on Epicor’s website at http://www.epicor.com/Company/Documents/Forms/AllItems.aspx. Epicor will disclose any amendment to the Worldwide Code of Business Conduct and Ethics or waiver of a provision of the Worldwide Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, on our website at www.epicor.com, on the Investor Relations page.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis provides an analysis of our compensation program and policies, the material compensation decisions made under those programs, and the material factors considered in making those decisions. This discussion is intended to help you understand the detailed information provided in the compensation tables below.

Background

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of Apax (as defined below) solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.”

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation.

Compensation Committee and Management Interaction with the Compensation Committee

The executive compensation committee (the “Compensation Committee”) of the board of directors (the “Board”) is composed of Messrs. Wright, Gyenes and Chen. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval.

Following the Acquisitions, compensation decisions with respect to our Named Executive Officers (as defined below), other than our chief executive officer, are assessed on an annual basis. In fiscal year 2012, our Chief Executive Officer and Senior Vice President of Human Resources reviewed compensation for the Named Executive Officers. These reviews considered a number of factors including the historical compensation practices, the experience and existing compensation arrangements with the Named Executive Officer, performance of the Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. Our chief executive officer makes recommendations regarding the compensation of these Named Executive Officers (other than himself) to the Compensation Committee, which takes into account the chief executive officer's recommendation, but may accept, modify or reject one or more of the recommendations, prior to making its recommendation to the Board. All recommendations to the Board with respect to the compensation of our chief executive officer are made solely by the Compensation Committee. The Board reviews the recommendations of the Compensation Committee and all compensation decisions with respect to the Named Executive Officers are finally approved by the Board.

Named Executive Officers

This Compensation Discussion and Analysis describes the 2012 compensation program for our principal executive officer, our principal financial officer, and our other executive officers during fiscal 2012 (the “Named Executive Officers” or “NEOs”). During fiscal 2012, these individuals were:

• Pervez Qureshi, President and Chief Executive Officer
• Kathleen Crusco, Executive Vice President and Chief Financial Officer
• Kevin Roach, Executive Vice President and General Manager, ERP Americas
• Keith Deane, Senior Vice President and General Manager, ERP EMEA

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

• to provide competitive compensation packages to attract and retain superior executive talent;
• to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial results; and
• to align the interests of executive officers with those of our stockholder by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and performance based compensation related to the overall financial performance of the Company. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against established financial goals. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. We don’t believe our compensation program encourages risk taking by the Named Executive Officers which could result in a material adverse effect on the Company financials.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2012, the principal elements of compensation for the Named Executive Officers included:
• annual cash compensation consisting of base salary and performance-based incentive bonuses;
• long-term equity incentive compensation;
• health and welfare benefits;
• retirement benefits;
• deferred compensation arrangements; and
• severance and/or change of control benefits.

Annual Cash Compensation

Annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of each Named Executive Officer’s base salary and annual targeted performance-based cash compensation in relation to the aggregate targeted amount of base salary and annual performance bonus for each such officer for fiscal year 2012. As of September 30, 2012, the performance-based cash compensation component for the Named Executive Officers constitutes approximately 37.5% of their targeted cash compensation, except for our Chief Executive Officer and Mr. Deane, whose performance-based cash compensation target constitutes one-half of their targeted cash amount. Mr. Qureshi's targeted cash amount is due to his position and ability to influence the overall strategy of the Company. Mr. Deane's targeted cash amount is due to the complexity and size of managing an international business. The Compensation Committee believes that the split between salary and incentive cash compensation provides the appropriate balance and range of fixed compensation for day-to-day responsibilities and incentives to drive achievement of specific goals over a relatively short-term. The table below includes data prorated for a Target Incentive Increase effective April 1, 2012 for Ms. Crusco and Mr. Roach.

Named Executive Officer	Base Salary as % of Total Targeted Cash Compensation	Target Incentive as % of Total Targeted Cash Compensation
Pervez Qureshi	50.0%	50.0%
Kathleen Crusco	64.5%	35.5%
Kevin Roach	64.5%	35.5%
Keith Deane	50.0%	50.0%

Base Salary

Historically compensation for the executives has been determined on an annual basis using compensation survey data representing the pay practices of a broad set of companies in a comparable industry and size. We believe that this aggregated data provides us with appropriate benchmarks as these companies provide technology products and services and compete with us for superior executive and employee talent. The survey data has generally been derived from the Radford Executive Survey, and includes data relative to (i) an overall group of companies across a variety of industries, (ii) software companies with revenue between $200 million and $1 billion, (iii) software companies with revenue over $1 Billion, and (iv) a select group of ERP and Software companies reporting revenues ranging from 50% to 200% of Epicor reported revenues (such companies, collectively, the "Survey Group").

We generally reference the 50th percentile of the Survey Group for base salary and total cash compensation opportunity, although the total compensation opportunity may be above or below the 50th percentile depending upon the tenure and overall level of responsibility of a particular executive. The Compensation Committee believes that this is an appropriate targeted level of total compensation opportunity because of the Company's emphasis on performance-based incentive pay, the Company's size and competitive positioning relative to the Survey Group. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual's performance, achievement of management objectives and contributions to our overall business. Therefore, the Compensation Committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the market median level identified by the survey data reviewed.

Annual compensation reviews are typically performed in the second quarter of each fiscal year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to the Named Executive Officers. In fiscal year 2012, the CEO and Senior VP of Human Resources recommended certain compensation adjustments for specific Named Executive Officers for the 2012 fiscal year to retain and incentivize the executives. These recommendations were reviewed and approved by the Compensation Committee. No change was made to the CEO's compensation in fiscal 2012.

Base salaries earned by the Named Executive Officers for fiscal years 2012, 2011 and 2010 are set forth in the Summary Compensation Table below.

Performance -Based Incentive Bonuses

The Incentive Bonus Plan (the “IB Plan”) for the Predecessor provided for annual incentive bonus payments to be paid after the end of a fiscal year based upon attainment of the applicable financial performance targets for the entire fiscal year. Effective July 1, 2011, the Company continued with the IB Plan and revised the company-wide performance targets as well as business unit performance targets to reflect those of Epicor Software Corporation.

For fiscal year 2012, Revenue and EBITDA were selected as the financial metrics for the IB Plan. Under the terms of the IB Plan, the IB bonus pool is only funded when the Revenue and EBITDA thresholds are exceeded. However, if the Revenue and EBITDA thresholds are exceeded by an amount that would cause the bonus pool to be funded in an amount that would result in the payment of de minimis bonuses or would otherwise be impractical, the compensation committee may decide not to fund the bonus pool for that fiscal year. For fiscal year 2012, the Named Executive Officers were eligible to receive performance based incentive bonuses under the IB Plan with target payouts ranging from 0% to 200% of a participant’s target bonus amount for the periods mentioned above. Mr. Qureshi's and Ms. Crusco's Incentive Bonus targets are based upon a combination of Annual Operating Plan (“AOP”) Revenue and EBITDA at the Company level.  Mr. Roach and Mr. Deane's Incentive Bonus targets are weighted 30 percent based upon a combination of AOP Revenue and EBITDA at the Company level and 70 percent based upon a combination of AOP Revenue and EBITDA at their respective business unit level.

For fiscal year 2012, the Compensation Committee approved an EBITDA and Revenue matrix that allows for a Threshold, Target and Maximum Bonus Pool funding based on certain achievement percentage levels:

IB Plan Revenue Achieved as % of Revenue Target	IB Plan EBITDA Achieved as a % of EBITDA Target	Percentage of Bonus Pool Funded
90.0% / 94.0%	100.0% / 90.0%	Threshold - 50.0%
98.0% / 106.0%	100.0% / 93.4%	Target - 100.0%
106.0%	110.0%	Maximum - 200.0%

The bonus pool is funded based on the actual Revenue and EBITDA levels achieved by the Company for the fiscal year with pro-ration for actual achievements which fall at specified levels in between the specific Revenue and EBITDA achievement target figures indicated in the chart above. The specific IB plan payout levels for the Company and each business unit are reviewed with the Compensation Committee prior to payout.
For the year ended September 30, 2012, the IB Plan payout percentage was 100% of the targeted bonus amount for each of Mr. Qureshi and Ms. Crusco, determined solely by the Company's overall financial performance. Bonus attainment for the year ended September 30, 2012, was 100.3% of the targeted bonus amount for Mr. Roach, and due in part to his having joined the Company part way through the year, 20% of the annual targeted bonus amount for Mr. Deane, in each case determined on the basis of a combination of the overall Company IB payout and business unit IB payout.

While our Compensation Committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of the Company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonus targets are described below in the section entitled “Employment and Severance Arrangements with the Named Executive Officers” and the amounts actually earned by the Named Executive Officers for fiscal year 2012 are set forth in the Summary Compensation Table below.

Long-Term Equity Incentive Compensation

During fiscal 2012, our Board of Directors approved a restricted unit plan (described below) pursuant to which restricted units (“RUs”) in Eagle Topco ("Partnership") are granted to directors, executives and other senior management employees which provides these employees and service providers with an opportunity to acquire an indirect ownership interest in us. This arrangement was designed to promote the long-term objectives of the Company and provide an incentive for the employees and service providers to remain in our employment or service, as applicable, long-term. The Compensation Committee believes these objectives are reinforced by the vesting criteria for the RUs. There are three categories of Series C RUs which vest based on a combination of service, performance and market conditions. These three categories are described below.

•
Annual RUs vest ratably over four years based on the holder’s continued employment with the Company. Twenty-five percent of the RUs vest one year after the grant date or an earlier date as specified in the grant agreement. The remaining seventy-five percent vest in twelve equal quarterly installments after the first vest date for the grant.

•
Performance RUs vest ratably over four years based upon attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Vesting is also contingent upon the holder's continued employment with the Company at the time the EBITDA target is attained.

•
Exit RUs vest based upon attaining thresholds for return on Partnership capital. Twenty-five percent of the Exit RUs will vest upon attaining a 250% return on Partnership capital. Fifty percent of the Exit RUs will vest upon attaining a 300% return on Partnership capital. Seventy-five percent of the Exit RUs will vest upon attaining a 340% return on Partnership capital. One hundred percent of the Exit RUs will vest upon attaining a 380% return on Partnership capital. Vesting is also contingent upon the holder’s continued employment with the Company at the time the target return on Partnership capital is attained.

The terms of the RUs are set forth in the Form of Restricted Unit Agreement which has been filed with the SEC.

These arrangements are intended to be the primary vehicle for offering long-term incentives and rewards to selected executive officers and other key employees. The RUs provide significant potential value to each of the holders and because of the direct relationship between the value of an RU and the value of the Company, we believe that granting RUs is a method of motivating our employees to manage our Company in a manner that is consistent with the interests of the Company and our stockholder. We also regard these arrangements as a key retention tool. Retention is an important factor in our determination of the number of underlying units to grant. As a general matter, it is our policy to grant RUs to our board of directors, executives and other senior management employees only upon commencement of employment or primarily in connection with a promotion or assignment of additional responsibilities.

The number and value of the RUs granted to each of the Named Executive Officers is set forth in the Grants of Plan Based Awards table below.

Deferred Compensation Arrangements

The Deferred Compensation Plan was adopted by the Predecessor effective December 31, 2008 and assumed by Epicor Software Corporation upon consummation of the Acquisitions. Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2012 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies. For fiscal year 2012, none of the current Named Executive Officers participated in the Deferred Compensation Plan.

Employment Agreements and Severance and Change of Control Benefits

We have entered into employment arrangements with certain key executives, including the Named Executive Officers, providing for severance benefits. The severance and change in control benefits are designed to provide economic protection to our key executives so that they can remain focused on our business without undue personal concern in the event that an executive’s position is eliminated or significantly altered by the company, including in connection with a change in control of our Company.

Executive Severance Plan

The Executive Severance Plan was adopted by the Predecessor effective as of January 1, 2005 and assumed by Epicor Software Corporation upon consummation of the Acquisitions. It covers each officer, vice president or other senior executive employee (other than our chief executive officer), which includes a senior vice president, executive vice president or vice president, as well as any of our other senior level employees who is specifically designated as able to participate in the Executive Severance Plan (any such employee, an "Eligible Employee").

An Eligible Employee is entitled to severance under the Executive Severance Plan if such Eligible Employee was involuntarily terminated without “cause” (wherein “cause” means a determination by the plan administrator that the Eligible Employee (i) has engaged in personal dishonesty, willful violation of any law, rule or regulation or breach of fiduciary duty involving personal profit, (ii) has failed to perform his or her duties satisfactorily, (iii) has been convicted of, or plead nolo contendere to, certain crimes, (iv) has engaged in certain acts of negligence or willful misconduct, (v) has materially breached corporate policy, (vi) has violated the terms of certain agreements or (vii) has engaged in conduct likely to have a deleterious effect on the company) and not as a result of such Eligible Employee’s death or disability or from an acquirer offering employment to the employee, the terms of which are a material change to the employee’s employment (an “Executive Qualified Termination”). For purposes of the Executive Severance Plan, an Executive Qualified Termination also includes a termination occurring as a result of or in connection with the sale or other divestiture of the company or the sale or other divestiture of a division, subsidiary, assets or other entity or business segment where the Eligible Employee is required to work at a job site over 50 miles from his or her job site immediately prior to such sale or divestiture or where the Eligible Employee’s base pay is reduced by more than 10% when compared to the base pay earned immediately prior to such sale or divestiture.

Upon an Executive Qualified Termination, an Eligible Employee who is either a senior vice president or executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for nine months. Similarly, an Eligible Employee who is a vice president (other than a senior vice president or executive vice president) or a specifically designated senior level employee will be entitled to receive, upon an Executive Qualified Termination, severance pay equal to six months of such Eligible Employee’s base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable six-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for six months. Additionally, no severance payments will be payable under the Executive Severance Plan to an Eligible Employee entitled to receive an equal or greater severance benefit under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.

Employment and Severance Agreements and Arrangements with the Named Executive Officers

The following is a summary of our executive officers' employment arrangements:

Pervez Qureshi - Employment Agreement. Effective as of January 5, 2012, the Company entered into a new employment agreement with Mr. Qureshi (the “Epicor Agreement”), pursuant to which Mr. Qureshi will serve as Chief Executive Officer of the Company. The Epicor Agreement has an initial term ending on September 30, 2015, but will automatically renew for one year periods unless either party provides written notice of intent not to renew 90 days prior to the expiration of the then current term. Under the Epicor Agreement, Mr. Qureshi will receive an annual base salary of no less than $650,000, which may be increased (but not decreased) by the Board or a committee thereof. Mr. Qureshi will also be entitled to an annual incentive payment under the Company’s annual bonus plan as may be in effect from time to time with a target bonus opportunity equal to 100% of Mr. Qureshi’s base salary. Mr. Qureshi will be eligible to receive an annual incentive payment upon attainment of threshold performance of one or more performance goals established by the Board or a committee thereof, with greater amounts or lesser amounts paid for performance above and below the threshold performance. Mr. Qureshi will also be entitled to participate in the Company’s benefit plans, including health and wellness benefits and 401(k) match, that are available to employees generally and the Company will maintain a life insurance policy with a death benefit of $2.0 million payable to Mr. Qureshi’s beneficiaries. In the event that Mr. Qureshi’s employment with the Company is terminated as a result of his death or disability (as defined in the Epicor Agreement), Mr. Qureshi will be paid (i) any earned and unpaid salary and any accrued and unpaid annual bonus for any year prior to the year of termination, (ii) accrued and unpaid vacation, (iii) reimbursement for any unreimbursed business expenses and (iv) any other payments, benefits and programs to which Mr. Qureshi may be entitled under any other arrangements or programs of the Company. The amounts and benefits set forth in (i)—(iv) are referred to as the “Accrued Benefits.”

If Mr. Qureshi’s employment with the Company is terminated for cause (as defined in the Epicor Agreement) or without good reason (as defined in the Epicor Agreement) or as a result of the non-extension of the Epicor Agreement by Mr. Qureshi, he will be entitled to the Accrued Benefits other than the pro-rated bonus for the year in which the termination occurred. If Mr. Qureshi’s employment with the Company is terminated without cause, for good reason or as a result of the non-extension of the Epicor Agreement by the Company, Mr. Qureshi will be entitled to the Accrued Benefits and, subject to the execution of a release of claims and compliance with certain restrictive covenants, including non-solicitation and non-competition agreements, Mr. Qureshi will be entitled to (i) 3.0 times his annual base salary in effect at the time of termination (or, if the termination is as a result of a reduction in salary, his highest base salary prior to the reduction) payable over 18 months following the termination, (ii) a pro rata portion of his annual bonus based on the actual results for the year of his termination and the number of days he served during such year, and (iii) continued participation by Mr. Qureshi and his eligible dependents in the Company’s group health plans for 18 months at the Company’s expense, subject to certain limitations and continued eligibility.

Kathleen Crusco. In fiscal year 2012, Ms. Crusco was paid a base salary of $400,000 per annum for fiscal year 2012, and she is eligible to receive a target incentive bonus under the IB Plan of $220,000 (effective April 1, 2012, her target incentive bonus increased from $200,000 to $240,000). Ms. Crusco is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Ms. Crusco is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Kevin Roach. In fiscal year 2012, Mr. Roach was paid a base salary of $425,000 per annum for fiscal year 2012, and he is eligible to receive a target incentive bonus under the IB Plan of $233,750 (effective April 1, 2012, his target incentive bonus increased from $212,500 to $255,000). Mr. Roach is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. Roach is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Keith Deane. Mr. Deane's employment with the Company began in February 2012, and Mr. Deane was eligible for an annual base salary of $316,324 per year and a target annual incentive bonus of $316,324 per year. During the period from February 2012 through September 30, 2012, Mr. Deane earned a prorated base salary of $200,339 and an incentive bonus under the IB Plan of $63,265. Additionally, due to the fact that Mr. Deane joined the Company in the middle of the fiscal year, the Compensation Committee awarded Mr. Deane an additional discretionary bonus of $39,646. Mr. Deane is entitled to six month severance under the terms of our Executive Severance Plan (as described above). In addition, Mr. Deane is provided with health benefits and certain company paid life insurance premiums.

Restricted Unit Plan

During fiscal 2012, our board of directors approved a restricted unit plan pursuant to which restricted units in Eagle Topco may be granted to independent directors, executives and other senior management employees. This arrangement was designed to promote our interests by providing eligible persons with the opportunity to acquire a proprietary interest in us or one of our affiliates as incentive for them to remain in our employment or service, as applicable. The total percentage of equity to be reserved for issuance under the equity arrangements was 12% of the outstanding capital of Eagle Topco. The units entitle the holder to certain distributions, including upon an exit event, but do not have voting rights.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation committee’s decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Will Chen
Peter Gyenes
Jason Wright

Summary of Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by or paid by us to the Named Executive Officers for services rendered during the fiscal years 2012, 2011 and 2010.

Name and principal position	Fiscal year	Salary	Bonus	Stock Awards (1)	Non-Equity incentive plan compensation (2)	Nonqualified deferred compensation earnings (3)	All other compensation (4)	Total
Pervez Qureshi (5)	2012	$650,025		$8,528,542	$650,000	$—	$6,727	$9,835,294
President and Chief Executive Officer	2011	$525,845	$151,667	$—	$594,825	$—	$7,944,461	$9,216,798
	2010	$416,000	$151,667	$—	$416,000	$—	$5,433	$989,100
Kathleen Crusco (6)	2012	$400,015		$1,370,211	$220,000	$—	$7,259	$1,997,485
Executive Vice President and Chief Financial Officer	2011	$382,746	$25,000	$—	$226,190	$—	$1,515,159	$2,149,095
	2010	$310,000	$—	$—	$155,000	$—	$3,647	$468,647
Kevin Roach	2012	$425,016	$—	$1,278,864	$234,405	$—	$4,974	$1,943,259
Executive Vice President and General Manager, ERP Americas	2011	$422,278	$—	$—	$300,759	$—	$1,087,904	$1,810,941
	2010	$400,000	$—	$—	$199,860	$—	$142,882	$742,742
Keith Deane	2012	$200,339	$37,520	$365,390	$64,322	$—	$1,388	$668,959
Senior Vice President and General Manager, ERP EMEA	2011	$—	$—	$—	$—	$—	$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—

(1)
The amounts in this column reflect the full grant date fair value of equity awards granted within respective fiscal year computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See note 10 of our consolidated financial statements for further information regarding the assumptions used in the valuation.

(2)
The amounts in this column reflect the cash awards earned under the IB Plan, which is discussed in more detail under "Elements of Our Executive Compensation Program - Annual Cash Compensation - Performance-Based Incentive Bonuses" above.

(3)	The amount in this column represents the earnings on amounts deferred under our non-qualified deferred compensation plan. (See "Non-Qualified Deferred Compensation for Fiscal Year 2012" below).
(4)
The amounts include, as applicable, matching 401(k) Plan contributions, term life insurance premiums, relocation reimbursements, gross-up payments received from taxable relocation reimbursements and, in 2011, payments related to the acquisition of Activant by the Company (see "All Other Compensation" below).

(5)	Mr. Qureshi received a retention bonus of $151,667 for each of the fiscal years 2010 and 2011.
(6)	In 2011, Ms. Crusco received an integration bonus of $25,000, which is reflected in the table under the column titled "Bonus."

All Other Compensation

Name	Fiscal Year	401(K) Match	Life Insurance	Relocation	Tax Gross-Up	Payments Related to Acquisition (1)	Total
Pervez Qureshi	2012	$4,437	$2,290	$—	$—	$—	$6,727
	2011	$3,000	$3,313	$—	$—	$7,938,148	$7,944,461
	2010	$1,930	$3,503	$—	$—	$—	$5,433
Kathleen Crusco	2012	$7,084	$175	$—	$—	$—	$7,259
	2011	$3,000	$614	$—	$—	$1,511,545	$1,515,159
	2010	$3,000	$647	$—	$—	$—	$3,647
Kevin Roach	2012	$4,782	$192	$—	$—	$—	$4,974
	2011	$3,000	$1,038	$—	$—	$1,083,866	$1,087,904
	2010	$2,077	$1,094	$128,767	$10,944	$—	$142,882
Keith Deane	2012	$—	$1,388	$—	$—	$—	$1,388
	2011	$—	$—	$—	$—	$—	$—
	2010	$—	$—	$—	$—	$—	$—

(1)
In connection with the Acquisitions, holders of vested options under the Activant 2006 Incentive Stock Plan with an exercise price per share less than the per share merger consideration of $7.08 received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the canceled option. Simultaneously and in conjunction with the acquisitions all unvested options immediately became vested and subject to the option cancellation payment. Our named executive officers received aggregate option cancellation payments as follows: (i) $7,938,148 for Mr. Qureshi, (ii) $1,111,545 for Ms. Crusco and (iii) $1,083,866 for Mr. Roach. Ms. Crusco also received a discretionary cash bonus of $400,000 in connection with the Acquisition.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Threshold	Target (2)	Maximum	Threshold	Target	Maximum	Grant Date Fair Value of Stock and Option Awards
Pervez Qureshi	12/31/2011	9,336,382	$325,000	$650,000	$1,300,000	3,890,470	6,224,566	9,336,382	$8,528,542

Kathleen Crusco	12/31/2011	1,500,000	$120,000	$240,000	$480,000	625,050	1,000,050	1,500,000	$1,370,211

Kevin Roach	12/31/2011	1,400,000	$127,500	$255,000	$510,000	583,380	933,380	1,400,000	$1,278,864

Keith Deane	4/16/2012	400,000	$160,804	$321,608	$643,216	166,680	266,680	400,000	$365,390

(1)
The amounts in this column show the potential value of the payout for each Named Executive Officer under our IB Plan if the IB Plan EBITDA and Revenue are achieved at the threshold, target and maximum levels, with the threshold level determined as the amount payable if the IB plan bonus pool is funded at the lowest level above which the Compensation Committee retains the discretion not to fund possible de minimus or impracticable payments. For a further discussion of the IB Plan, see "Elements of Our Executive Compensation Program - Annual Cash Compensation - Performance Based Incentive Bonuses" above. Amounts actually earned under the IB Plan are set forth in the Summary Compensation Table above.

(2)	Represents targets as of September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table presents unvested outstanding equity awards outstanding at fiscal year-end for each of our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Pervez Qureshi (1)	7,318,416	$6,537,214

Kathleen Crusco (2)	1,175,790	$1,050,281

Kevin Roach (3)	1,097,404	$980,262

Keith Deane (4)	393,750	$359,222

(1)
Includes 2,674,189 units which vest annually over four years based on employee service, 1,532,100 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 3,112,127 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(2)
Includes 429,640 units which vest annually over four years based on employee service, 246,150 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 500,000 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(3)
Includes 400,997 units which vest annually over four years based on employee service, 229,740 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 466,667 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(4)
Includes 166,667 units which vest annually over four years based on employee service, 93,750 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 133,333 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

Options Exercised and Stock Vested

	Number of Units	Value Realized
	Acquired on Vesting	Upon Vesting
Pervez Qureshi (1)	2,017,966	$1,991,328

Kathleen Crusco (2)	324,210	$319,930

Kevin Roach (3)	302,596	$298,602

Keith Deane (4)	6,250	$6,168

(1)
Includes 1,215,970 Series C units which vested pursuant to completion of service conditions and 801,995 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(2)
Includes 195,360 Series C units which vested pursuant to completion of service conditions and 128,850 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(3)
Includes 182,336 Series C units which vested pursuant to completion of service conditions and 120,260 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(4)	Includes 6,250 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

Non-Qualified Deferred Compensation for Fiscal Year 2012

None of the Named Executive Officers participated in the non-qualified deferred compensation plan during the fiscal year ended September 30, 2012.

Employment and Change of Control Agreements

As discussed above, the Company’s Executive Severance Plan includes provisions with regard to a change in control of the company. We also entered into definitive employment agreements with certain of the Named Executive Officers which include provisions relating to a change in control of the company. The terms of these agreements are described above under “Employment Agreements and Severance and Change of Control Benefits— Employment and Severance Agreements and Arrangements with the Named Executive Officers.”

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2012, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Without Cause or for Good Reason or Upon Qualifying Termination of Employment

Name	Base Salary	Target Incentive Bonus	Restricted Units (4)	Health Benefits	Total
Pervez Qureshi (1)	$1,950,000	$650,000	$2,547,463	$25,063	$5,172,526
Kathleen Crusco (2)	$300,000	$180,000	$409,280	$12,383	$901,663
Kevin Roach (2)	$318,750	$191,250	$381,995	$7,902	$899,897
Keith Deane (3)	$160,804	$—	$4,063	$13,360	$178,227

(1)
Represents 300% of the executive officer's base salary, target bonus for a period of 12 months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of 18 months, pursuant to the terms of the Employment Agreement described above.

(2)
Represents the executive officer's base salary for a period of nine months, target bonus for a period of nine months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of nine months.

(3)
Represents the executive officer's base salary for a period of six months, the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of six months, and car allowance for six months.

(4)	Represents the price to repurchase the executives' restricted units at September 30, 2012.

Director Compensation

In fiscal year 2012, we began paying our independent directors, Messrs. Gyenes and Walker, an annual director fee of $50,000 as well as an annual committee fee of $20,000 for each committee on which a director services. Each of Mr. Gyenes and Walker received cash fees totaling $70,000 in fiscal year 2012. In addition, during fiscal 2012, we granted 342,334 Restricted Units in Eagle Topco to each of Messrs. Gyenes and Walker. As of September 30, 2012, 85,584 of each director's RUs are vested and 256,750 of each director's RUs are unvested. The unvested units vest in 11 equal quarterly installments from November 16, 2012 through May 16, 2015 based on completion of service by the directors. We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

Compensation Committee Interlocks and Insider Participation

Compensation decisions are made by our Board and its compensation committee. The Board has appointed Messrs. Chen, Gyenes and Wright to serve on the compensation committee. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of their respective compensation committee. No interlocking relationships exist between any member of our Board or compensation committee and any member of the board of directors or compensation committee of any other company nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of our company.

Mr. Chen is a principal at Apax Partners and Mr. Wright is a partner at Apax Partners. Affiliates of Apax Partners indirectly control all of the outstanding common stock of Epicor Software Corporation. See “Certain Relationships and Related Transactions".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EGL Holdco, Inc. (“EGL Holdco”) directly owns all of our issued and outstanding stock. All of EGL Holdco’s issued and outstanding stock is directly owned by EGL Midco, Inc. (“EGL Midco”) and all of EGL Midco’s issued and outstanding stock is owned directly by Eagle Topco LP (“Eagle Topco”). All equity interests in Eagle Topco are owned, directly or indirectly, by funds advised by Apax and certain of our employees, including certain of our named executive officers.

The following table sets forth information with respect to the ownership as of September 30, 2012 for (a) each person known by us to own beneficially more than a 5% equity interest in Eagle Topco, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of the named executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Eagle Topco. Share amounts indicated below reflect beneficial ownership, through Eagle Topco, by such entities or individuals of these 100 shares of Epicor Software Corporation.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Epicor Software Corporation, 4120 Dublin Blvd, Suite 300, Dublin, CA 94568.

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
Funds Advised by Apax (1)	100	100%
Executive Officers and Directors
Jason Wright (2)	100	100%
Roy Mackenzie (2)	100	100%
Will Chen (2)	100	100%
Paul Walker	—	—%
Peter Gyenes	—	—%
Pervez Qureshi (3)	—	—%
Kathleen Crusco (4)	—	—%
Kevin Roach (5)	—	—%
Keith Deane (6)	—	—%
All executive officers and directors as a group (2)	100	100%

(1)
Epicor Software Corporation shares shown as beneficially owned by funds advised by Apax reflect an aggregate of the following record ownership: (i) 147,228,678 Series A units of Eagle Topco held by Apax
Europe VII Nominees Limited, (ii) 23,195,878 Series A units of Eagle Topco held by Eagle AIV LP, (iii)
12,950,194 shares of Eagle Topco held by Apax US VII L.P., and (iv) 43,078,646 Series A units of Eagle
Topco held by Apax Europe VI Nominees Limited. The address of Apax Partners, L.P. is 601 Lexington
Avenue, 53rd Floor, New York, NY 10022. Each of Messrs. Wright, Mackenzie and Chen serves as a partner of Apax and may share voting and dispositive power over units held by funds advised by Apax.

(2)
Consists of the units listed in footnote (1) above, which are held by the funds advised by Apax. Each of
Messrs. Wright, Mackenzie and Chen serves as a partner of Apax and may share voting and dispositive power over units held by funds advised by Apax.

(3)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Pervez Qureshi does currently own 339,505 Series B units of Eagle
Topco for which Mr. Qureshi paid $970,000, and 9,336,382 Series C units of Eagle Topco for which Mr. Qureshi paid $29,876.

(4)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Kathleen Crusco does currently own 140,002 Series B units of Eagle Topco for which Ms. Crusco paid $400,000, and 1,500,000 Series C units of Eagle Topco for which Ms. Crusco paid $4,800.

(5)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Kevin Roach does currently own 35,000 Series B units of Eagle Topco for which Mr. Roach paid $100,000 and 1,400,000 Series C units of Eagle Topco for which Mr. Roach paid $4,480.

(6)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Keith Deane does currently own 400,000 Series C units of Eagle Topco for which Mr. Deane paid $1,280.

Series A, B and C units of Eagle Topco entitle the holder to a return of capital based on the amount that such holder originally paid for the units. Accordingly, holders of Series A units and holders of Series B units are entitled to a greater return than holders of Series C units. Following the full return of capital and certain other accrued payments, Series A, Series B and Series C units participate equally in any additional proceeds available for return. Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Vesting of Series C Units	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	21,220,769	N/A	5,471,617
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	21,220,769	N/A	5,471,617

(1)
The Company has authorized issuance of 31,121,273 Series C Units, or 12% of total equity, to employees as compensation. Additionally, the Company has authorized 1,027,000 Series C Units to members of the board of directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Operating Agreements

In connection with the acquisitions, Apax (or fund or vehicles advised by Apax) acquired limited partnership interests in Eagle Topco LP and certain of such investors also acquired shares of common stock of Eagle GP, Inc., the general partner of Eagle Topco LP. Each of Eagle Topco LP and Eagle GP, Inc. are indirect parents of the Company. In connection with such investments, Apax, Eagle Topco LP and Eagle GP, Inc. entered into a limited partnership agreement with respect to their investment in Eagle Topco LP and a stockholders agreement with respect to their investment in Eagle GP, Inc. These agreements contain agreements among the parties with respect to, among other things, restrictions on the issuance or transfer of interests, other special corporate governance provisions, the election of boards of directors, and registration rights (including customary indemnification provisions).

Services Agreements

Effective as of December 31, 2011, the Company entered into a material event services agreement with Apax Partners, L.P. (the “Apax Services Agreement”) pursuant to which the Company retained Apax Partners, L.P. to provide advisory services to the Company relating to the structuring and documentation of the acquisition of such company, financial and business due diligence with respect to the acquisition of the Company, financing required for the acquisition of the Company, refinancing, exit events, and advice relating to acquisitions and divestitures and certain other services. The Apax Services Agreement provides that Apax Partners, L.P. will only serve as an advisor and not be involved in the management or operations of the Company. Pursuant to the Apax Services Agreement, Apax Partners, L.P. is entitled to a fee equal to (i) 1.0% of the aggregate funds raised from any source in any refinancing transaction, (ii) 3.0% of the sum invested by certain funds advised by Apax and their affiliates in any future financing transaction and (iii) 3.0% of the aggregate sums invested by certain funds advised by Apax and their affiliates in the Company or any of its affiliates. The Apax Services Agreement will remain in effect until the parties mutually agree to terminate it, at which time the Apax Services Agreement will terminate at the next anniversary of the date of the Apax Services Agreement. In the event the Apax Services Agreement is terminated in connection with an exit event, the Apax Services Agreement will terminate immediately, unless, if the exit event is the initial public offering of the Company, the Company notifies Apax Partners, L.P. of its desire not to terminate the Apax Services Agreement. Upon termination of the Apax Services Agreement, the Company will pay Apax Partners, L.P. all unpaid fees and expenses due and, if the termination is in connection with an exit event, the Company will pay Apax Partners, L.P. the net present value of the fees that would have been payable with respect to the period from the termination date through the twelfth anniversary of the closing of the exit event, or if terminated following the twelfth anniversary of the exit event, through the first anniversary of such termination date. In connection with entering into the Apax Services Agreement, the Company will provide customary exculpation and indemnification provisions in favor of Apax Partners, L.P. in connection with the services it provides to the Company. The Apax Services Agreement replaces similar agreements which each of Legacy Epicor and Activant entered into in connection with the acquisitions.

Effective as of December 31, 2011, the Company entered into an amended and restated Service Agreement with EGL Holdco, Inc. (“EGL”) (the “EGL Service Agreement”) pursuant to which the Company retained EGL to provide advisory services to the Company relating to financing and strategic business planning, and certain other services. The EGL Service Agreement provides that EGL will only serve as an advisor and not be involved in the management or operations of the Company. The EGL Service Agreement will remain in effect until the parties mutually agree to terminate it, at which time the EGL Service Agreement will terminate at the next anniversary of the date of the EGL Service Agreement. The EGL Service Agreement provides for an ongoing annual advisory service fee equal to 0.305% per year of the aggregate sums invested, as of the time of determination, directly or indirectly by certain funds advised by Apax, payable to EGL in four equal quarterly installments. The Company has agreed to indemnify EGL and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the EGL Service Agreement, losses relating to the Legacy Epicor Merger Agreement or the Activant Merger Agreement (as applicable), losses arising from advice or services provided by EGL to the Issuer and losses arising from indemnities and hold harmless obligations entered into by EGL in connection with the Legacy Epicor Merger Agreement and the Activant Merger Agreement.

Effective as of December 31, 2011, EGL entered into a Service Agreement with Apax Partners, L.P. (the “APLP Service Agreement”) pursuant to which EGL retained Apax Partners, L.P. to provide advisory services to EGL to assist EGL in fulfilling its obligations pursuant to the EGL Service Agreement. The APLP Service Agreement provides that Apax Partners, L.P. will only serve as an advisor and not be involved in the management or operations of EGL or its subsidiaries. The APLP Service Agreement will remain in effect until the parties mutually agree to terminate it, at which time the APLP Service Agreement will terminate at the next anniversary of the date of the APLP Service Agreement. The APLP Service Agreement provides for an ongoing annual advisory service fee equal to 0.30% per year of the aggregate sums invested, as of the time of determination, directly or indirectly by certain funds advised by Apax, payable to Apax Partners, L.P. in four equal quarterly installments. EGL has agreed to indemnify Apax Partners, L.P. and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the APLP Service Agreement, losses relating to the Legacy Epicor Merger Agreement or the Activant Merger Agreement (as applicable), losses arising from advice or services provided by Apax Partners, L.P. to the Issuer and losses arising from indemnities and hold harmless obligations entered into by Apax Partners, L.P. in connection with the Legacy Epicor Merger Agreement and the Activant Merger Agreement.

Director and officer Indemnification Agreements

We and certain of our subsidiaries and affiliated entities (the “Indemnifying Companies”) have entered into an indemnification agreement with certain of our directors and executive officers whereby we have agreed to fully indemnify and hold harmless each such director or officer if such director or officer was or is a party to, among other things, any threatened, pending or completed action, suit, arbitration, investigation or inquiry, whether civil, criminal, administrative or investigative, by reason of such person’s status as a director, officer, manager, employee, agent or fiduciary of such company. A director or officer shall not be indemnified against any claim for which payment has actually been made under any insurance policy or other indemnity provision, for an accounting of profits made from the purchase and sale of securities of the Indemnifying Companies, in connection with any proceeding initiated by such person or if it is adjudicated that such person failed to act in good faith and in a manner such director reasonably believed to be in, or not opposed to, the best interests of the Indemnifying Companies. The agreement shall last for so long as such director is a director, officer, employee or agent of the Indemnifying Companies and for so long as such person is subject to any proceeding by reason of such status.

Loan from Affiliate
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan.

Policies and Procedures for Review and Approval of Related Party Transactions

Our Audit Committee is responsible the review, approval and ratification of transactions that are required to be disclosed pursuant to this Item 13. Since the Acquisitions, if and when any such transactions have been proposed, they have been reviewed by our Audit Committee and are subject to its approval.

Director Independence

Although we are not a listed company, Messrs. Gyenes and Walker are “independent directors” as defined under NASDAQ Marketplace Rule 5605 (a)(2), which is used by our board of directors for determining the independence of the directors. Our board of directors does not comprise a majority of independent directors, and its committees are not composed solely of independent directors, because we are a privately-held company and not subject to applicable listing standards.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by Ernst & Young LLP ("EY") for the audits of the Company's consolidated annual financial statements for the fiscal year ended September 30, 2012 and the period from Inception to September 30, 2011 and for the reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q during the fiscal year ended September 30, 2012, and fees billed for other services rendered by EY during those periods.

	Year ended	Inception to
	September 30, 2012	September 30, 2011
Audit fees(1)	$1,250,000	$1,200,000
Tax fees(2)	146,229	—
All Other fees(3)	276,100	100,000
Total	$1,672,329	$1,300,000

(1) Audit fees consist of fees billed for professional services rendered for the audits of the Company's consolidated annual financial statements and review of interim consolidated financial statements that are normally provided by EY in connection with regulatory filings or engagements.

(2) Tax Fees consist of fees billed for professional services rendered for the preparation of federal, state and foreign income tax returns, transfer pricing studies and tax planning.

(3) All Other Fees consist of special services relating to our opening balance sheet valuation, restricted unit valuation, S-4 filing, statutory audits and other services related to our debt obligations.

The Company did not incur any other fees for professional services rendered by EY other than those disclosed above for the fiscal year ended September 30, 2012 and the period from Inception to September 30, 2011.

Non-Audit services are pre-approved by the Company's audit committee after considering the impact of said services on the independence of the Company's principal accountants.

All Non-Audit services rendered by E&Y have been pre-approved by the audit committee in accordance with these policies.

PART IV
Item 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: The consolidated financial statements of Epicor Software Corporation are set forth in Part II, Item 8 of this report.

(2) All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes included in Part II, Item 8 of this report.

(3) See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

By: /s/ Kathleen M. Crusco
Name: Kathleen M. Crusco
Title: Chief Financial Officer
Date: December 11, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pervez A. Qureshi and Kathleen M. Crusco, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: December 11, 2012	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director
Principal Executive Officer

Date: December 11, 2012	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer
Principal Financial and Accounting Officer

Date: December 11, 2012	/s/ Jason Wright
Jason Wright
Director

Date: December 11, 2012	/s/ Roy Mackenzie
Roy Mackenzie
Director

Date: December 11, 2012	/s/Paul Walker
Paul Walker
Director

Date: December 11, 2012	/s/Peter Gyenes
Peter Gyenes
Director

Date: December 11, 2012	/s/Will Chen
Will Chen
Director

Exhibits Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Indenture dated May 16, 2011, among the company, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Trustee(1)
4.2	Form of 85⁄8% Senior Notes due 2019 (contained in Exhibit 4.1) (1)
4.3
Registration Rights Agreement, dated May 16, 2011, by and among the
Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC
Capital Markets, LLC, as representatives of the initial purchasers therein(1)

10.1
Credit Agreement, dated as of May 16, 2011, among Eagle Parent, Inc.,
EGL Holdco, Inc., Royal Bank of Canada, as Administrative Agent and
Collateral Agent, and each lender from time to time party hereto(1)

10.2	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers(1)
10.3	Employment Agreement, dated as of January 5, 2012 between the Company and Pervez Qureshi(1)
10.4	Form of Restricted Unit Agreement under the Company’s restricted unit plan(1)
10.5	Services Agreement, dated as of December 31, 2011, by and between the Company and EGL Holdco, Inc. (1)
10.6	Material Event Services Agreement, dated as of December 31, 2011, by and between the Company and Apax Partners, L.P. (1)
10.7	Amended and Restated Agreement of Limited Partnership of Eagle Topco LP, dated as of December 9, 2011 (1)
10.8	Stockholders Agreement, dated as of May 16, 2011, by and among Eagle GP, Inc. and certain other parties named therein (1)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant (1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files*
* Furnished not filed herewith

(1) Incorporated by reference to the Registration Statement of Form S-4 (file no. 333-178959) as filed with the Securities and Exchange Commission.

Ex. 31.1
CERTIFICATION PURSUANT TO
FORM OF RULE 13a-14(a)
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Pervez Qureshi, certify that:
1. I have reviewed this annual report on Form 10-K of Epicor Software Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 11, 2012	By:	/s/ Pervez Qureshi
Pervez Qureshi Chief Executive Officer and Director

Exhibit 31.2
CERTIFICATION PURSUANT TO
FORM OF RULE 13a-14(a)
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Kathleen Crusco, certify that:
1. I have reviewed this annual report on Form 10-K of Epicor Software Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 11, 2012	By:	/s/ Kathleen Crusco
Kathleen Crusco Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 11, 2012	By:	/s/ Pervez Qureshi
Pervez Qureshi Chief Executive Officer and Director
The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before of after the date hereof, regardless of any general incorporation language in such filing.

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 11, 2012	By:	/s/ Kathleen Crusco
Kathleen Crusco Chief Financial Officer
The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before of after the date hereof, regardless of any general incorporation language in such filing.