Form 10-Q
period 2012-12-31
Epicor Software Corp
filed 2013-02-14
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number  333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Dublin Boulevard Suite 300 Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 14, 2013, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q, the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined basis and stand-alone basis;

•	our ability to generate additional revenue from our current customer base;

•	the impact of new accounting pronouncements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement, our ability to comply with the covenants therein, and the terms of any future credit agreements;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our legal proceedings;

•	our forward or other hedging contracts; and

•	our tax expense and tax rate.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under "Part I, Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as elsewhere herein and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,033	$130,676
Accounts receivable, net of allowances of $11,981 and $12,037 at December 31, 2012 and September 30, 2012, respectively	131,418	128,516
Inventories, net	3,351	4,096
Deferred tax assets	16,658	15,732
Income tax receivable	9,779	9,995
Prepaid expenses and other current assets	34,566	31,609
Total current assets	253,805	320,624
Property and equipment, net	65,005	65,252
Intangible assets, net	829,506	792,997
Goodwill	1,297,649	1,195,366
Deferred financing costs	31,883	33,416
Other assets	24,958	22,429
Total assets	$2,502,806	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,084	$28,106
Payroll related accruals	27,495	36,946
Deferred revenue	149,284	128,916
Current portion of long-term debt and revolving credit facility	77,700	8,700
Accrued interest payable	6,684	16,711
Accrued expenses and other current liabilities	59,476	49,414
Total current liabilities	345,723	268,793
Long-term debt, net of unamortized discount of $7,171 and $7,562 at December 31, 2012 and September 30, 2012, respectively	1,306,094	1,307,878
Deferred income tax liabilities	266,927	255,022
Loan from affiliate	2,206	2,206
Other liabilities	43,328	43,421
Total liabilities	1,964,278	1,877,320
Commitments and contingencies (Note 12)
Stockholder’s Equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and September 30, 2012	647,000	647,000
Additional paid-in capital	9,843	8,308
Accumulated deficit	(108,617)	(95,054)
Accumulated other comprehensive loss	(9,698)	(7,490)
Total stockholder’s equity	538,528	552,764
Total liabilities and stockholder’s equity	$2,502,806	$2,430,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended	Three Months Ended
(in thousands)	December 31, 2012	December 31, 2011
Revenues:
Systems
License	$29,686	$40,236
Professional services	47,299	43,151
Hardware	15,163	12,867
Other	1,226	1,317
Total systems	93,374	97,571
Services	135,080	111,836
Total revenues	228,454	209,407
Operating expenses:
Cost of systems revenues[1] (Note 1)	55,934	52,285
Cost of services revenues[1]	40,133	36,027
Sales and marketing	40,051	39,341
Product development	23,812	20,645
General and administrative	18,801	21,271
Depreciation and amortization	39,718	33,745
Acquisition-related costs	1,452	2,230
Restructuring costs	1,844	3,640
Total operating expenses	221,745	209,184
Operating income	6,709	223
Interest expense	(24,042)	(22,459)
Other income (expense), net	285	(1,325)
Loss before income taxes	(17,048)	(23,561)
Income tax benefit	(3,485)	(6,138)
Net loss	$(13,563)	$(17,423)
Comprehensive loss:
Net loss	$(13,563)	$(17,423)
Unrealized loss on cash flow hedges, net of taxes	(93)	(1,129)
Unrealized gain (loss) on pension plan liabilities, net of taxes	51	(161)
Foreign currency translation adjustment	(2,166)	(526)
Comprehensive loss	$(15,771)	$(19,239)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
(in thousands)	December 31, 2012	December 31, 2011
Operating activities:
Net loss	$(13,563)	$(17,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	1,535	646
Depreciation and amortization	39,718	33,745
Amortization of deferred financing costs and original issue discount	1,924	999
Changes in operating assets and liabilities and other	(11,889)	(1,822)
Net cash provided by operating activities	17,725	16,145
Investing activities:
Purchases of property and equipment	(2,788)	(5,512)
Capitalized computer software and database costs	(2,719)	(2,681)
Acquisition of Solarsoft Business Solutions, net of cash acquired	(152,830)	—
Sale of short-term investments	1,440	—
Net cash used in investing activities	(156,897)	(8,193)
Financing activities:
Proceeds from revolving facilities, net	69,000	—
Proceeds of loan from affiliate	—	2,120
Payments on long-term debt	(2,175)	(2,175)
Net cash provided by (used in) financing activities	66,825	(55)
Effect of exchange rate changes on cash	(296)	(237)
Net change in cash and cash equivalents	(72,643)	7,660
Cash and cash equivalents, beginning of period	130,676	44,796
Cash and cash equivalents, end of period	$58,033	$52,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. We specialize in and target three application software segments: ERP, Retail Distribution and Retail Solutions, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2012, the audited condensed consolidated balance sheet as of September 30, 2012 and the unaudited condensed consolidated statements of comprehensive income (loss) and cash flows for the three months ended December 31, 2012 and 2011 represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at December 31, 2012 and September 30, 2012, and the results of our operations and cash flows for the three months ended December 31, 2012 and 2011, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 12, 2012.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted.

Certain reclassifications have been made to the prior period presentation to conform to the current period presentation; including, but not limited to reporting segment results in accordance with our new reportable segment structure. See Note 11 - Segment Reporting for additional information regarding our segments.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2012, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2013.

Components of Cost of Systems Revenues

The components of the Company’s cost of systems revenues were as follows (in thousands):

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Components of cost of systems revenues:
License	$3,479	$5,139
Professional services	39,271	35,448
Hardware	12,434	10,917
Other	750	781
Total	$55,934	$52,285

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

Acquisition of Solarsoft Business Solutions, Inc.

On October 12, 2012, we acquired 100% of the equity of Solarsoft Business Solutions, Inc. ("Solarsoft") for $155.0 million in cash plus $6.6 million for cash on hand reduced by $2.2 million of liabilities. Additionally, the purchase agreement includes a clause to account for estimates that were made at the time of closing. As of the date of this filing, changes to estimates made at the time of closing have not been finalized.

Solarsoft specializes in mid-market ERP software that is optimized for specific industries including Discrete Manufacturing; Process Manufacturing; Packaging Manufacturing and Distribution.  This acquisition extends our position as a leading provider of complete end-to-end business solutions for discrete manufacturing and distribution and wholesale management solutions in key vertical industries including lumber and building materials, automotive, and print and packaging.  Solarsoft provides enhanced capabilities for real time data collection, measurement and analysis that can extend our offerings in multiple industry verticals that require synchronization of manufacturing operations and complex supply chain networks.    We anticipate that the Solarsoft acquisition will allow us to expand into new markets including process manufacturing, expand our presence in EMEA and provide cross selling opportunities to our combined customer base.

The Solarsoft discrete manufacturing, process manufacturing, packaging and wholesale and distribution verticals are reported in our ERP segment. The Solarsoft North America lumber and building materials verticals are reported in our Retail Distribution segment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	$159,424

Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$31,283
Property and equipment, net	1,294
Other non-current assets	2,802
Total tangible assets acquired	35,379
Identified intangible assets acquired	69,300
Current liabilities assumed	(32,589)
Long-term liabilities assumed	(21,187)
Total assets acquired in excess of liabilities assumed	50,903
Goodwill	108,521
Total purchase price	$159,424

The components of intangible assets acquired were as follows (in thousands):

	Useful Life (in Years)	Fair Value
Existing technology	3 - 5	$19,500
Composite assets	4	8,800
Customer contracts and relationships	4	13,500
Maintenance agreements and relationships	4 - 7	18,800
Content and connectivity	5 - 7	5,300
Trademarks and tradenames	6 - 7	3,400
Total identifiable intangible assets acquired		$69,300

The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to SolarSoft's assembled workforce and other intangible assets which do not qualify for separate recognition as well as anticipated synergies to be realized from combining SolarSoft's operations with our own. We have determined that goodwill arising from these acquisitions will not be deductible for tax purposes.

The amounts of revenue and net loss of Solarsoft included in Epicor's condensed consolidated statement of comprehensive income (loss) from the acquisition date to the period ended December 31, 2012 are as follows (in thousands):

Revenue	$17,194
Net Loss	$(4,103)

Pro Forma Revenue and Net Loss (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Epicor and Solarsoft since the beginning of fiscal 2012 as though the companies were combined as of the beginning of fiscal 2012. The unaudited pro forma financial information for the three months ended December 31, 2012 and 2011 combine the historical results of Epicor for the three months ended December 31, 2012 and 2011 and the historical results of Solarsoft for the three months ended December 31, 2012 and 2011. The pro forma financial information for all periods presented also includes the additional interest charges and business combination accounting effects resulting from the acquisition including our amortization charges from acquired intangible assets (certain of which are preliminary) and the related tax effects as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012 (in thousands):

	Three Months Ended
	December 31, 2012	December 31, 2011
Revenue	$233,818	$229,222
Net Loss	$(12,314)	$(21,198)

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our condensed consolidated statements of comprehensive income (loss). We have completed a preliminary valuation of Solarsoft, however, due to the recent nature of the acquisition the purchase price allocation for intangible assets, deferred revenue, and income tax assets and liabilities have not been finalized.

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

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. As of December 31, 2012, the purchase price allocation has not been finalized for certain tax balances. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss).

Acquisition of Internet AutoParts Inc.

During March 2012, we obtained a 100% controlling interest in Internet AutoParts Inc. by acquiring the remaining 6,845,300 outstanding common shares of Internet AutoParts Inc. for $0.65 per share, for a total purchase price of $4.4 million in cash. We paid $4.1 million of the purchase price in March 2012 and the remaining $0.3 million in April 2012. We acquired net tangible assets of $2.0 million, intangible assets of $2.1 million, and recognized goodwill of $4.2 million. Internet AutoParts Inc. is reported within our Retail Distribution segment.

Prior to the purchase, we owned 46% of the outstanding shares of Internet AutoParts Inc., which we had accounted for by using the equity method.

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. As of December 31, 2012, the purchase price allocation has not been finalized for certain tax balances. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss).
NOTE 3 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. As the purchase price allocation for Solarsoft has not been finalized, we have not allocated goodwill recorded with the purchase of Solarsoft to reporting units as of December 31, 2012. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements, and this valuation process includes Level 3 fair value measurements. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We did not note any indicators that goodwill was impaired as of December 31, 2012. If such conditions exist in the future, we may be required to record impairments and such impairments, if any, may be material.
The following table presents a roll-forward of goodwill from September 30, 2012 to December 31, 2012 (in thousands):

Amount
Goodwill at September 30, 2012	$1,195,366
Goodwill recorded with purchase of Solarsoft Business Systems, Inc.	108,521
Translation adjustments	(6,238)
Goodwill at December 31, 2012	$1,297,649
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	December 31, 2012	September 30, 2012
Senior secured credit facility due 2018, net of unamortized discount of approximately $7.2 million and $7.6 million, respectively	$849,779	$851,563
Senior secured revolving credit facility due 2016	69,000	—
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,383,794	1,316,578
Current portion	77,700	8,700
Total long-term debt, net of discount	$1,306,094	$1,307,878

Senior Secured Credit Agreement

On May 16, 2011, in connection with the consummation of the Acquisitions, we entered into a senior secured credit agreement (the “2011 credit agreement”). The 2011 credit agreement provides for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility (the "revolving credit facility") that permits revolving loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain senior secured leverage ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million.

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

In addition to paying interest on outstanding principal under the 2011 credit agreement, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2012, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 credit agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 credit agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 credit agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the 2011 credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

As of December 31, 2012, we had $857.0 million (before $7.2 million unamortized original issue discount as of December 31, 2012) of term loans outstanding, $69.0 million of borrowings outstanding under the revolving credit facility which were drawn in connection with the Solarsoft acquisition, and unused borrowing capacity of $6.0 million under the revolving credit facility. We have included the revolving credit facility within current portion of long-term debt, because we are planning to repay this within one year. At December 31, 2012 the interest rate applicable to the term loans was 5.0% per annum and the interest rate applicable to the revolving credit facility was 3.74% per annum.

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

Covenant Compliance

The terms of the 2011 credit agreement and the senior notes restrict certain of our activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The 2011 credit agreement also contains certain customary affirmative covenants and events of default.

Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2012, the applicable ratio is 5.00 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At December 31, 2012, we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.

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

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of December 31, 2012, $15 thousand in principal amount of notes remained outstanding.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Caps and Swaps

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. If the floating interest rate exceeds the cap, then the counter-party will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 credit agreement. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and is settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013.

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

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three months ended December 31, 2012 and 2011, we recorded a net foreign currency gain of less than $0.1 million and a net foreign currency loss of $1.1 million, respectively, which are inclusive of financial instruments and non-financial assets and liabilities to which the instruments relate. We record foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions at December 31, 2012 and September 30, 2012, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2012	September 30, 2012
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	$3

	Liability Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2012	September 30, 2012
Interest rate swap and cap	Other liabilities	$(7,264)	$(7,107)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(71)	(65)
Total liability derivatives		$(7,335)	$(7,172)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our condensed consolidated statements of comprehensive income (loss) for the three months ended December 31, 2012 and 2011, respectively (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Loss recognized in other comprehensive income (loss) on derivative (effective portion)	$(153)	$(851)
Loss recognized in income on derivative (ineffective portion)	(5)	3
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(9)	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.

The following table summarizes the effect of our foreign currency forward contracts on our condensed consolidated statements of comprehensive income (loss) for the three months ended December 31, 2012 and 2011, respectively (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Included in other income (expense), net	$(6)	$(494)

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

Our money market funds, which consist of publicly traded money market funds, which are valued based on the traded value in the public market, are classified as Level 1 because they are determined based on quoted prices in active markets for identical assets or liabilities in active markets we have the ability to access.

Our short term investments, which consist of corporate and government debt securities, which are valued based on the traded value in the public market, are classified as Level 2 because they are determined based on inputs that are readily available in public markets or can be derived from information available in public markets.

Our deferred compensation plan assets and our post-retirement insurance plan assets, which consist of corporate-owned life insurance policies that are valued at their net cash surrender value, and deferred compensation liabilities, which are valued using the reported values of various publicly traded mutual funds, are classified as Level 2 because they are determined based on inputs that are readily available in public markets or can be derived from information available in public markets.

The fair value of our foreign currency contracts and interest rate swaps and caps is determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, we have categorized them as Level 2.

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of December 31, 2012, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, postretirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$88	$—	$88
Deferred compensation plan assets (1)	—	2,883	—	2,883
Post-retirement insurance plan assets (2)	—	775	—	775
Liabilities:
Interest rate swap (3)	—	(7,264)	—	(7,264)
Foreign currency forward contracts (3)	—	(71)	—	(71)
Deferred compensation plan liabilities (4)	—	(3,590)	—	(3,590)
Total	$—	$(7,179)	$—	$(7,179)

(1)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

The fair value of money market mutual funds, short term investments, deferred compensation plan assets and liabilities, postretirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market mutual funds (1)	$10,994	$—	$—	$10,994
Short term investments (2)	—	1,440	—	1,440
Foreign currency forward contracts (2)	—	3	—	3
Deferred compensation plan assets (2)	—	2,983	—	2,983
Post-retirement insurance plan assets (3)	—	765	—	765
Liabilities:
Interest rate swap (4)	—	(7,107)	—	(7,107)
Foreign currency forward contracts (4)	—	(65)	—	(65)
Deferred compensation plan liabilities (5)	—	(3,451)	—	(3,451)
Total	$10,994	$(5,432)	$—	$5,562

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(3)	Included in other assets in our condensed consolidated balance sheet.

(4)	Included in other liabilities in our condensed consolidated balance sheet.

(5)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

Long-term debt, including current portion of long-term debt, as of December 31, 2012 had a carrying amount of $1,383.8 million, which approximated fair value. As of December 31, 2012, our senior notes were trading at approximately

105% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our senior notes is determined by reference to their current trading price. The notes are not actively traded, and as such, the fair value of our senior notes represents a Level 2 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $3.5 million during the three months ended December 31, 2012, resulting in an effective tax benefit rate of 20.4 percent. We recorded an income tax benefit of $6.1 million during the three months ended December 31, 2011, resulting in an income tax benefit rate of 26.1 percent.

Our income tax rates differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deductible expenses.

The federal research credit expired December 31, 2011 and was retroactively reinstated effective January 2, 2013. As such, our second quarter effective tax rate will benefit from the effects of this retroactive reinstatement.

NOTE 8 — SHARE BASED COMPENSATION

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

During the three months ended December 31, 2012, we granted 621,000 Series C Units to certain employees as compensation for their services. Also, during the three months ended December 31, 2012, the fiscal 2013 Adjusted EBITDA performance targets were set for 1.6 million Series C Performance Units. We recorded $0.4 million of share based compensation expense for these units in the three months ended December 31, 2012.

The following table summarizes our share-based compensation expense for Series C Units for the three months ended December 31, 2012 and 2011, and its allocation within the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2012	2011
Cost of revenues:
Systems	$73	$16
Services	42	24
Operating expenses:
Sales and marketing	481	180
Product development	174	105
General and administrative	765	321
Total share-based compensation expense	$1,535	$646

NOTE 9 — RESTRUCTURING COSTS

During fiscal 2011, following the Acquisitions, our management approved a restructuring plan as we began to integrate Legacy Epicor and Activant. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams.
During the three months ended December 31, 2012, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. During the three months ended December 31, 2012, we incurred restructuring charges of $1.5 million related to this plan, primarily related to recording new employee severance liabilities.
Our restructuring liability at December 31, 2012, was approximately $10.3 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments	Balance at December 31, 2012

Facility consolidations	$8,874	$78	$(390)	$(17)	$8,545
Employee severance, benefits and related costs	941	1,766	(942)	1	1,766

Total	$9,815	$1,844	$(1,332)	$(16)	$10,311

Our restructuring liability at December 31, 2011, was approximately $12.1 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

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
NOTE 10 — RELATED PARTY TRANSACTIONS
In conjunction with the Acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended December 31, 2012 and 2011, we recorded expense of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
During the quarter ended March 31, 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2012 and the accompanying audited condensed consolidated balance sheet as of September 30, 2012.

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

Change in Reportable Segments

During the fourth quarter of fiscal 2012, the Company changed the composition of its reportable segments by dividing its Retail reportable segment into two separate reportable segments, Retail Solutions and Retail Distribution. The Company has reclassified revenues of prior periods to conform to the new reportable segment structure. Prior to the change, the Company had two reportable segments, ERP and Retail.

Solarsoft Impact on Segment Reporting

On October 12, 2012, we acquired 100% of the equity of Solarsoft. The Solarsoft discrete manufacturing, process manufacturing, packaging and wholesale and distribution verticals are reported in our ERP segment. The Solarsoft lumber and building materials verticals are reported in our Retail Distribution segment.

Description of the businesses served by our reportable segments:

•
ERP segment—The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices,    printing, packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4 financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced based companies in the consulting, banking, financial services, not-for-profit, and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports large, distributed retail environments that require a comprehensive multichannel retail solution including POS, store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

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

Reportable segment revenue by category for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
ERP revenues:
Systems:
License	$20,886	$28,322
Professional services	34,485	31,815
Hardware	4,401	3,736
Other	120	148
Total systems	59,892	64,021
Services	80,289	60,999
Total ERP revenues	140,181	125,020

Retail Solutions revenues:
Systems:
License	3,752	7,863
Professional services	8,746	8,288
Hardware	5,810	4,680
Other	—	—
Total systems	18,308	20,831
Services	16,073	14,745
Total Retail Solutions revenues	34,381	35,576

Retail Distribution revenues:
Systems:
License	5,048	4,051
Professional services	4,068	3,048
Hardware	4,952	4,451
Other	1,106	1,169
Total systems	15,174	12,719
Services	38,718	36,092
Total Retail Distribution revenues	53,892	48,811

Total revenues:
Systems:
License	29,686	40,236
Professional services	47,299	43,151
Hardware	15,163	12,867
Other	1,226	1,317
Total systems	93,374	97,571
Services	135,080	111,836
Total revenues	$228,454	$209,407

Reportable segment contribution margin for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
ERP	$43,525	$31,453
Retail Solutions	10,388	12,481
Retail Distribution	16,144	14,550
Total segment contribution margin	$70,057	$58,484

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Segment contribution margin	$70,057	$58,484
Corporate and unallocated costs	(18,799)	(18,000)
Share-based compensation expense	(1,535)	(646)
Depreciation and amortization	(39,718)	(33,745)
Acquisition-related	(1,452)	(2,230)
Restructuring costs	(1,844)	(3,640)
Interest expense	(24,042)	(22,459)
Other income (expense), net	285	(1,325)
Loss before income taxes	$(17,048)	$(23,561)

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

State Court Shareholder Litigation

 In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), and Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff

Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

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

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The Defendants answered the Complaint on December 22, 2011.  On June 22, 2012, the court granted plaintiff's motion for class certification and dismissed Mr. Hackworth as a defendant.  The parties are now in the process of conducting discovery. Trial is scheduled to begin on July 8, 2013.

We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
NOTE 13 — GUARANTOR CONSOLIDATION
The 2011 credit agreement and the senior notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of December 31, 2012 and September 30, 2012, the unaudited condensed consolidating statements of comprehensive income (loss) for the three months ended December 31, 2012 and 2011, and the unaudited condensed consolidating statements of cash flows for the three months ended December 31, 2012 and 2011.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	December 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$12,698	$2,876	$42,459	$—	$58,033
Accounts receivable, net	53,578	7,839	70,001	—	131,418
Inventories, net	1,640	981	730	—	3,351
Deferred tax assets	11,332	39	5,287	—	16,658
Income tax receivable	5,335	(1,994)	6,438	—	9,779
Prepaid expenses and other current assets	6,235	695	27,636	—	34,566
Total current assets	90,818	10,436	152,551	—	253,805
Property and equipment, net	34,234	2,908	27,863	—	65,005
Intangible assets, net	660,022	3,129	166,355	—	829,506
Goodwill	869,414	80,773	347,462	—	1,297,649
Deferred financing costs	31,883	—	—	—	31,883
Other assets	620,317	(57,935)	(357,554)	(179,870)	24,958
Total assets	$2,306,688	$39,311	$336,677	$(179,870)	$2,502,806
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,816	$1,203	$5,065	$—	$25,084
Payroll related accruals	16,110	881	10,504	—	27,495
Deferred revenue	78,432	1,863	68,989	—	149,284
Current portion of long-term debt	77,700	—	—	—	77,700
Accrued interest payable	6,684	—	—	—	6,684
Accrued expenses and other current liabilities	9,126	750	49,600	—	59,476
Total current liabilities	206,868	4,697	134,158	—	345,723
Long-term debt, net of unamortized discount	1,306,094	—	—	—	1,306,094
Deferred income tax liabilities	221,978	(1,123)	46,072	—	266,927
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	31,014	2,119	10,195	—	43,328
Total liabilities	1,768,160	5,693	190,425	—	1,964,278
Total stockholder’s equity	538,528	33,618	146,252	(179,870)	538,528
Total liabilities and stockholder’s equity	$2,306,688	$39,311	$336,677	$(179,870)	$2,502,806

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended December 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$48,381	$8,860	$36,133	$—	$93,374
Services	89,505	5,372	40,203	—	135,080
Total revenues	137,886	14,232	76,336	—	228,454
Operating expenses:
Cost of systems revenues	14,122	3,863	37,949	—	55,934
Cost of services revenues	2,939	877	36,317	—	40,133
Sales and marketing	22,589	779	16,683	—	40,051
Product development	10,776	754	12,282	—	23,812
General and administrative	56,248	4,600	(42,047)	—	18,801
Depreciation and amortization	34,523	389	4,806	—	39,718
Acquisition-related costs	1,284	70	98	—	1,452
Restructuring costs	93	—	1,751	—	1,844
Total operating expenses	142,574	11,332	67,839	—	221,745
Operating income (expense)	(4,688)	2,900	8,497	—	6,709
Interest expense	(23,945)	2	(99)	—	(24,042)
Equity in earnings of subsidiaries	6,718	—	—	(6,718)	—
Other income (expense), net	1,072	5	(792)	—	285
Income (loss) before income taxes	(20,843)	2,907	7,606	(6,718)	(17,048)
Income tax expense (benefit)	(7,280)	611	3,184	—	(3,485)
Net income (loss)	(13,563)	2,296	4,422	(6,718)	(13,563)
Other comprehensive loss	(2,208)	—	(2,162)	2,162	(2,208)
Total comprehensive income (loss)	$(15,771)	$2,296	$2,260	$(4,556)	$(15,771)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months ended December 31, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$55,750	$5,740	$36,081	$—	$97,571
Services	84,122	3,985	23,729	—	111,836
Total revenues	139,872	9,725	59,810	—	209,407
Operating expenses:
Cost of systems revenues	33,525	4,125	14,635	—	52,285
Cost of services revenues	23,917	1,819	10,291	—	36,027
Sales and marketing	24,491	766	14,084	—	39,341
Product development	12,075	774	7,796	—	20,645
General and administrative	17,324	411	3,536	—	21,271
Depreciation and amortization	28,480	188	5,077	—	33,745
Acquisition-related costs	2,198	—	32	—	2,230
Restructuring costs	1,613	223	1,804	—	3,640
Total operating expenses	143,623	8,306	57,255	—	209,184
Operating income (loss)	(3,751)	1,419	2,555	—	223
Interest expense	(22,344)	—	(115)	—	(22,459)
Equity in loss of subsidiaries	(1,613)	—	—	1,613	—
Other income (expense), net	319	9	(1,653)	—	(1,325)
Income (loss) before income taxes	(27,389)	1,428	787	1,613	(23,561)
Income tax expense (benefit)	(9,966)	—	3,828	—	(6,138)
Net income (loss)	(17,423)	1,428	(3,041)	1,613	(17,423)
Other comprehensive loss	(1,816)	—	(607)	607	(1,816)
Total comprehensive income (loss)	$(19,239)	$1,428	$(3,648)	$2,220	$(19,239)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$52,000	$(13,301)	$(20,974)	$—	$17,725
Investing activities:
Purchases of property and equipment	(2,390)	(15)	(383)	—	(2,788)
Capitalized computer software and database costs	(2,719)	—	—	—	(2,719)
Acquisition of Solarsoft Business Solutions, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	—	1,440	—	—	1,440
Net cash provided by (used in) investing activities	(157,939)	1,425	(383)	—	(156,897)
Financing activities:
Proceeds from revolving credit facilities, net	69,000	—	—	—	69,000
Payments on long-term debt	(2,175)	—	—	—	(2,175)
Net cash used in financing activities	66,825	—	—	—	66,825
Effect of exchange rate changes on cash	—	—	(296)	—	(296)
Change in cash and cash equivalents	(39,114)	(11,876)	(21,653)	—	(72,643)
Cash and cash equivalents, beginning of period	51,812	14,752	64,112	—	130,676
Cash and cash equivalents, end of period	$12,698	$2,876	$42,459	$—	$58,033

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$9,418	$894	$5,833	$—	$16,145
Investing activities:
Purchases of property and equipment	(4,661)	(34)	(817)	—	(5,512)
Capitalized computer software and database costs	(2,681)	—	—	—	(2,681)
Net cash used in investing activities	(7,342)	(34)	(817)	—	(8,193)
Financing activities:
Proceeds of loan from affiliate	2,120	—	—	—	2,120
Payments on long-term debt	(2,175)	—	—	—	(2,175)
Net cash used in financing activities	(55)	—	—	—	(55)
Effect of exchange rate changes on cash	—	—	(237)	—	(237)
Change in cash and cash equivalents	2,021	860	4,779	—	7,660
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$15,535	$2,034	$34,887	$—	$52,456

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the Acquisitions. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Solutions, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired them. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
Overview
We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail, services and hospitality sectors. Our fully integrated systems, which primarily include license, professional services, support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.
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
We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, maintenance and/or services offerings on a regular, ongoing basis in over 35,000 sites and locations. Additionally, our automotive parts catalog is used at approximately 27,000 locations, many of which are also our systems customers.
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,500 employees worldwide as of December 31, 2012. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
During the fourth quarter of fiscal 2012, we changed the composition of our reportable segments by dividing our Retail reportable segment into two separate reportable segments, Retail Solutions and Retail Distribution which reflects our three target application software segments.  Prior to the change, the Company had two reportable segments, ERP and Retail. We have reclassified the revenues and contribution margin of prior periods to conform to the new reportable segment structure. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments.
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

On May 16, 2011, pursuant to an Agreement and Plan of Merger, dated as of April 4, 2011 between Eagle, AGI, Sun5 Merger Sub, Inc, a wholly-owned subsidiary of the Company (“ASub”), and certain other parties, A Sub was merged with and into AGI with AGI surviving as a wholly-owned subsidiary of the Company. We paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash, plus $84.1 million cash on hand (net of a $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.

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

The Acquisitions were funded by a combination of an equity investment by funds advised by Apax, in us of approximately $647.0 million, an $870.0 million senior secured term loan facility, $465.0 million in senior notes, $27.0 million drawn on senior secured revolving credit facility, and acquired cash.

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

Updates to Critical Accounting Policies

There were no updates to our critical accounting policies during the quarter ended December 31, 2012. For a full list of our accounting policies, please refer to Footnote 1 - Basis of Presentation and Accounting Policy Information in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our systems and services to customers that operate in three segments — ERP, Retail Solutions and Retail Distribution.

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

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

•
Professional services revenues: Consist primarily of revenues generated from implementation contracts to install and configure our software products. Additionally, we generate revenues from consulting, custom modification and training and educational services to our customers regarding the use of our software products. Our consulting revenues are dependent upon general economic conditions, the level of our license revenues, as well as ongoing purchases of services by our existing customer base.

•
Hardware revenues: Consist primarily of server, POS and storage product offerings, as well as revenues generated from the installation of hardware products. Our hardware revenues are dependent upon general economic conditions, the level of our license revenues, as well as on going purchases from our existing customer base.

•	Other systems revenues: Consist primarily of sales of business products to our existing customer base.

Services revenues consist primarily of maintenance services and content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Of our total revenues for the three months ended December 31, 2012 and 2011, approximately $135.1 million and $111.8 million, respectively, or 59.1% and 53.4%, respectively, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us.
Operating Expenses
Our operating expenses consist primarily of cost of systems revenues, costs of services revenues, sales and marketing, product development, general and administrative expenses, acquisition-related costs and restructuring costs as well as non-cash expenses, including depreciation and amortization. We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in costs of revenues and each operating expense category. All operating expenses are allocated to segments, except as otherwise noted below.

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

•
Other income (expense), net — Other income (expense), net consists primarily of interest income, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•
Income tax expense — Income tax expense is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends
Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain. Over the past year the United States ("U.S.") economy has been experiencing positive momentum as evidenced by GDP growth through the third calendar quarter of 2012, improvement in light vehicle sales, improvement in the housing market, and improvements in consumer confidence and unemployment. However, uncertainty about the future remains primarily due to the U.S. government fiscal issues such as the debt ceiling and reduced spending levels which have contributed to a calendar fourth quarter decline in GDP, as well as historically high unemployment rates. The short-term outlook for the economy of the European Union (“EU”) and the Eurozone remains fragile due to the ongoing impacts of the European sovereign debt crisis and high unemployment. We expect these conditions will lead to continued IT spending weakness in Europe into 2013, and these conditions could have a negative impact on IT spending in the U.S. as well.
Our Retail Distribution segment performance has improved as consumer confidence and the residential housing market have recovered. However, our ERP segment revenue and margins have been adversely affected by the weak European economy and uncertainty surrounding the U.S. economy. Our Retail Solutions segment performance continues to be driven by the number and timing of large strategic deals.

We continue to evaluate the economic situation, the business environment and our outlook for changes. We continue to focus on executing in the areas we can control by providing high value products and services while managing our expenses.
On October 12, 2012, we acquired 100% of the equity of Solarsoft. The Solarsoft discrete manufacturing, process manufacturing, packaging and wholesale and distribution verticals are reported in our ERP segment. The Solarsoft North America lumber and building materials verticals are reported in our Retail Distribution segment. We have indicated the impact of Solarsoft on our results below.
Results of Operations
The following discussion of the Company's revenues and expenses has been prepared by comparing the combined results of Epicor for the three months ended December 31, 2012 and Solarsoft Business Solutions ("Solarsoft") for the period from the date of the acquisition on October 12, 2012 through December 31, 2012 compared to the three months ended December 31, 2011 for Epicor. Any references below to Solarsoft represent Solarsoft results for the period of October 13, 2012 through December 31, 2012.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Total revenues
Our total revenues were $228.5 million and $209.4 million in the three months ended December 31, 2012 and 2011, respectively. Total revenues increased by $19.1 million, or 9%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Of this increase, $17.2 million was attributable to the inclusion of Solarsoft revenues.

The following table sets forth our segment revenues by systems and services for the three months ended December 31, 2012 and 2011, and the variance thereof:

	Three Months Ended	Three Months Ended
(in thousands, except percentages)	December 31, 2012	December 31, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$20,886	$28,322	$(7,436)	(26)%
Professional services	34,485	31,815	2,670	8%
Hardware	4,401	3,736	665	18%
Other	120	148	(28)	(19)%
Total systems	59,892	64,021	(4,129)	(6)%
Services	80,289	60,999	19,290	32%
Total ERP revenues	140,181	125,020	15,161	12%

Retail Solutions revenues:
Systems:
License	3,752	7,863	(4,111)	(52)%
Professional services	8,746	8,288	458	6%
Hardware	5,810	4,680	1,130	24%
Other	—	—	—	—%
Total systems	18,308	20,831	(2,523)	(12)%
Services	16,073	14,745	1,328	9%
Total Retail Solutions revenues	34,381	35,576	(1,195)	(3)%

Retail Distribution revenues:
Systems:
License	5,048	4,051	997	25%
Professional services	4,068	3,048	1,020	33%
Hardware	4,952	4,451	501	11%
Other	1,106	1,169	(63)	(5)%
Total systems	15,174	12,719	2,455	19%
Services	38,718	36,092	2,626	7%
Total Retail Distribution revenues	53,892	48,811	5,081	10%

Total revenues:
Systems:
License	29,686	40,236	(10,550)	(26)%
Professional services	47,299	43,151	4,148	10%
Hardware	15,163	12,867	2,296	18%
Other	1,226	1,317	(91)	(7)%
Total systems	93,374	97,571	(4,197)	(4)%
Services	135,080	111,836	23,244	21%
Total revenues	$228,454	$209,407	$19,047	9%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 61%, 15% and 24%, respectively, of our revenues during the three months ended December 31, 2012. This compares to the three months ended December 31, 2011, where ERP and Retail Solutions and Retail Distribution segments accounted for approximately 60%, 17% and 23%, respectively, of revenues. The shift in ERP, Retail Solutions and Retail Distribution's percentage of total revenues is primarily attributable to the inclusion of Solarsoft revenues in the three months ended December 31, 2012, which contributed $14.2 million to ERP revenues and $3.0 million to Retail Distribution revenues during the three months ended December 31, 2012. See Note 11 - Segment Reporting - in our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

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

	Three Months Ended	Three Months Ended
(in thousands, except percentages)	December 31, 2012	December 31, 2011	Variance $	Variance %
Systems revenues
ERP	$59,901	$64,347	$(4,446)	(7)%
Retail Solutions	18,454	20,880	(2,426)	(12)%
Retail Distribution	15,553	12,913	2,640	20%
Deferred revenue purchase accounting adjustment	(534)	(569)	35	(6)%
Total systems revenues	93,374	97,571	(4,197)	(4)%
Services revenues
ERP	82,104	69,168	12,936	19%
Retail Solutions	16,079	15,441	638	4%
Retail Distribution	39,331	36,321	3,010	8%
Deferred revenue purchase accounting adjustment	(2,434)	(9,094)	6,660	(73)%
Total services revenues	135,080	111,836	23,244	21%

Total revenues
ERP	142,005	133,515	8,490	6%
Retail Solutions	34,533	36,321	(1,788)	(5)%
Retail Distribution	54,884	49,234	5,650	11%
Deferred revenue purchase accounting adjustment (1)	(2,968)	(9,663)	6,695	(69)%
Total revenues	$228,454	$209,407	$19,047	9%

(1) For the three months ended December 31, 2012, Solarsoft's deferred revenue purchase accounting adjustment was approximately $2.5 million.

•
ERP revenues - ERP revenues increased by $15.2 million, or 12%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Of this increase, $14.2 million was attributable to the inclusion of Solarsoft revenues in the three months ended December 31, 2012.

◦
ERP systems revenues decreased by $4.1 million, or 6%, in the three months ended December 31, 2012. The inclusion of Solarsoft revenues contributed $7.5 million which was offset by a $11.6 million decrease primarily due to a $9.6 million decrease in license revenues, a $1.4 million decrease in professional services revenues, and a $0.6 million decrease in hardware revenues. This decrease was primarily driven by large strategic deals in the prior year, a change in the sales compensation plan year end from December to September, (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter), as well as uncertainty caused by macroeconomic circumstances in the U.S. and the ongoing weakness in the Eurozone which we believe adversely impacted our sales of new systems.

◦
ERP services revenues increased by $19.3 million, or 32%, in the three months ended December 31, 2012. The inclusion of Solarsoft revenues contributed $6.7 million in addition to a $12.6 million increase primarily as a result of an $8.0 million reduction in deferred revenue purchase accounting adjustments, support price increases and new customer support revenues, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $1.2 million, or 3%, in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Retail Solutions systems revenues decreased by $2.5 million partially offset by a $1.3 million increase in services revenues. The decrease in systems revenue was primarily attributable to lower license revenue as a result of large strategic deals in the prior year as well as the change in the sales compensation plan year end from December to September, (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter). The increase in services revenue was attributable to a $0.7 million reduction in deferred revenue purchase accounting adjustments as well as support price increases and new customer support revenues, partially offset by legacy platform attrition.

•
Retail Distributions revenues - Retail Distribution revenues increased by $5.1 million, or 10%, in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The inclusion of Solarsoft revenues contributed $3.0 million of this increase, the remaining $2.1 million was primarily the result of increased services revenues. Retail Distribution systems revenues increased by $2.5 million primarily due to the inclusion of $1.8 million of Solarsoft revenues, as well as a $0.6 million increase in license revenues. Retail Distribution services revenues increased by $2.6 million primarily due to the inclusion of $1.2 million of Solarsoft revenues as well as a $1.4 million increase driven by a $0.2 million reduction in deferred revenue purchase accounting adjustments, support price increases and new customer support revenues, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended	Three Months Ended
(in thousands, except percentages)	December 31, 2012	December 31, 2011	Variance $	Variance %
Cost of systems revenues	$55,934	$52,285	$3,649	7%
Cost of services revenues	40,133	36,027	4,106	11%
Total cost of revenues	96,067	88,312	7,755	9%
Sales and marketing	40,051	39,341	710	2%
Product development	23,812	20,645	3,167	15%
General and administrative	18,801	21,271	(2,470)	(12)%
Depreciation and amortization	39,718	33,745	5,973	18%
Acquisition-related	1,452	2,230	(778)	(35)%
Restructuring costs	1,844	3,640	(1,796)	(49)%
Total other operating expenses	125,678	120,872	4,806	4%
Interest expense	(24,042)	(22,459)	(1,583)	7%
Other income (expense), net	285	(1,325)	1,610	(122)%
Income tax benefit	$(3,485)	$(6,138)	$2,653	(43)%

•
Cost of systems revenues - Cost of systems revenues increased by $3.6 million, or 7%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase was primarily attributable to the inclusion of $4.9 million of Solarsoft cost of systems revenues in the three months ended December 31, 2012, partially offset by lower third party software and hardware costs due to lower revenues.

•
Cost of services revenues - Cost of services revenues increased by $4.1 million or 11%, in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase was primarily attributable to the inclusion of $3.7 million of Solarsoft cost of services revenues in the three months ended December 31, 2012 as well as a $0.4 million increase in cost of services revenues primarily attributable to increased salary related costs which were partially offset by lower outside services costs.

Total other operating expenses increased by $4.8 million, or 4%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase was due to the inclusion of $12.3 million of SolarSoft total other operating expenses partially offset by a $7.5 million decrease in total other operating expenses in the three months ended December 31, 2012 as described in more detail below.

•
Sales and marketing - Sales and marketing expenses increased by $0.7 million, or 2%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase was primarily the result of the inclusion of $3.0 million of Solarsoft expenses, $0.5 million increased salary expense as a result of increased headcount, $0.5 million of marketing related expenses and $0.2 million of travel expenses partially offset by a $3.7 million decrease in commission costs.

•
Product development - Product development expenses increased by $3.2 million, or 15%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase was primarily the result of the inclusion of $2.0 million of Solarsoft expenses in the three months ended December 31, 2012, as well as a $1.3 million of increased salary related costs as a result of increased headcount.

•
General and administrative - General and administrative expenses decreased by $2.5 million, or 12%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease was primarily the result of a $1.9 million reduction in bad debt expense, $1.7 million of lower legal related costs and a $1.1 million decrease in incentive compensation, partially offset by the inclusion of $2.0 million of Solarsoft expenses.

•
Depreciation and amortization - Depreciation and amortization expense was $39.7 million for the three months ended December 31, 2012 compared to $33.7 million for the three months ended December 31, 2011, an increase of $6.0 million, or 18%. The increase was primarily a result of $3.7 million due to the SolarSoft acquisition as well as a $2.3 million increase for depreciation and amortization expense as a result of increased depreciation related to facility leasehold improvements costs, capitalized IT costs and amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $1.5 million for the three months ended December 31, 2012 as compared to $2.2 million for the three months ended December 31, 2011. The acquisition costs for the three months ended December 31, 2012 consisted primarily of acquisition costs related to integration activities of legacy Epicor and Activant as well as costs relating to the acquisition of Solarsoft. The acquisition costs for the three months ended December 31, 2011 consisted primarily of costs related to the integration related activities due to the Acquisitions completed in May 2011.

•
Restructuring costs - During the three months ended December 31, 2012, we incurred $1.8 million of restructuring costs primarily as a result of our eliminating certain employee positions in connection with the acquisition of Solarsoft. During the three months ended December 31, 2011, we incurred $3.6 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions. See Note 9 - Restructuring Costs, in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended December 31, 2012 and 2011 was $24.0 million and $22.5 million, respectively. The increase in interest expense was primarily a result of incremental interest expense related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition and interest paid on tax liabilities.
Other income (expense), net
Other income (expense) for the three months ended December 31, 2012 was income of $0.3 million compared to expense of $1.3 million for the three months ended December 31, 2011. The three months ended December 31, 2012 consisted primarily of $0.1 million of interest income and $0.2 million of recoveries from sales tax audits. The three months ended December 31, 2011 consisted primarily of $1.1 million of foreign exchange losses.
Income tax expense (benefit)
We recognized an income tax benefit of $3.5 million, or 20.4% of pre-tax loss, for the three months ended December 31, 2012 compared to an income tax benefit of $6.1 million, or 26.1% of pre-tax loss, in the three months ended December 31, 2011. Our income tax rate for the three months ended December 31, 2012 differed from the federal statutory rate primarily due to non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Our effective tax rate for the three months ended December 31, 2011 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries and non-deductible expenses.
See Note 7 - Income Taxes - in our unaudited condensed consolidated financial statements for additional information about income taxes.
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended	Three Months Ended
(in thousands, except percentages)	December 31, 2012	December 31, 2011	Variance $	Variance %
ERP	$43,525	$31,453	$12,072	38%
Retail Solutions	10,388	12,481	(2,093)	(17)%
Retail Distribution	16,144	14,550	1,594	11%
Total segment contribution margin	$70,057	$58,484	$11,573	20%

•
ERP contribution margin - Contribution margin for ERP increased by $12.1 million, or 38%, in the three months ended December 31, 2012 as compared to the same period in the prior year. Solarsoft contributed $3.3 million of contribution margin for the three months ended December 31, 2012, additionally contribution margin increased due to a $13.0 million increase in support margins (as a result of an $8.0 million reduction in the deferred revenue purchase accounting adjustments and a $5.0 million increase in support margins driven by support revenue growth), a $2.6 million reduction in commissions as a result of lower systems revenue, a $1.7 million reduction in legal related costs, a $1.5 million reduction in bad debt expense partially offset by an $8.9 million decrease in systems revenue margins driven primarily by lower license revenues as well as increased salary expenses of $0.4 million and $0.9 million in sales and marketing and product development expenses, respectively.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $2.1 million, or 17%, in the three months ended December 31, 2012 as compared to the same period in the prior year. The decrease was primarily as a result of a $4.0 million reduction in systems margins as a result of lower systems revenues and a higher mix of hardware revenues in the current year partially offset by a $1.2 million reduction in sales commissions as a result of the lower systems revenues and a $0.9 million increase in support margins driven by increased support revenues and a lower deferred revenue purchase accounting adjustment.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $1.6 million, or 11%, in the three months ended December 31, 2012 as compared to the same period in the prior year. Solarsoft contributed less than $0.1 million of contribution margin for the three months ended December 31, 2012. Additionally contribution margin also increased by $1.2 million as a result of increased support margins driven by increased support revenues and a lower deferred revenue purchase accounting adjustment as well as a $0.3 million reduction in bad debt expense.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	December 31, 2012	December 31, 2011
Segment contribution margin	$70,057	$58,484
Corporate and unallocated costs	(18,799)	(18,000)
Share-based compensation expense	(1,535)	(646)
Depreciation and amortization	(39,718)	(33,745)
Acquisition-related costs	(1,452)	(2,230)
Restructuring costs	(1,844)	(3,640)
Interest expense	(24,042)	(22,459)
Other income (expense), net	285	(1,325)
Loss before income taxes	$(17,048)	$(23,561)

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

As a result of completing the Acquisitions, we have significant leverage. As of December 31, 2012, our total indebtedness was $1,391.0 million ($1,383.8 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $6.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the three months ended December 31, 2012 was $24.0 million.

Contractual Obligations

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We believe that our cash and cash equivalents balance as of December 31, 2012, and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months.

We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $6.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

In October 2012, we borrowed $69.0 million on our revolving credit facility. The revolving credit facility expires in May 2016, and we are not required to repay the $69.0 million until then. We are planning to repay the drawn balance during the next twelve months using cash provided by operations, and as a result, we have included these borrowings within the current portion of long-term debt in our unaudited condensed consolidated balance sheet as of December 31, 2012.

In October 2012, in connection with the acquisition of Solarsoft, we assumed operating leases with the following future rental commitments as of December 31, 2012 (in thousands):

Amount
Nine months ending September 30, 2013	$2,645
Year ending September 30:
2014	1,334
2015	1,000
2016	712
2017	657
Thereafter	—
Total	$6,348

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of December 31, 2012.

Cash Flows

Operating Activities

Cash provided by operating activities was $17.7 million and $16.1 million for the three months ended December 31, 2012 and 2011, respectively. Cash was provided by operating activities primarily due to the add-back of non-cash expenses, including depreciation and amortization of $39.7 million and $33.7 million in the three months ended December 31, 2012 and 2011, respectively. The increase in cash provided by operations was driven primarily by the Solarsoft acquisition and increased support revenues.

Investing Activities

Net cash used in our investing activities was $156.9 million for the three months ended December 31, 2012. The cash used in investing activities was primarily $152.8 million for the acquisition of Solarsoft, as well as purchases of $2.8 million of property and equipment, and $2.7 million for capitalization of database and software costs, partially offset by $1.4 million proceeds from sale of short-term investments. Cash used in investing activities for the three months ended December 31, 2011 was $8.2 million and included $5.5 million used for purchases of property and equipment, and $2.7 million used for capitalized computer software and database costs.

Financing Activities

Net cash provided by financing activities was $66.8 million for the three months ended December 31, 2012. The cash provided by financing activities included $69.0 million of net proceeds from our revolving credit facility offset by $2.2 million of payments on long-term debt. Cash used in financing activities for the three months ended December 31, 2011 was $0.1 million and included $2.2 million of payments on long-term debt, offset by $2.1 million of proceeds from a loan from our parent company, Eagle Topco, LP.

2011 Credit Agreement

As of December 31, 2012, we had $857.0 million (before $7.2 million unamortized original issue discount as of December 31, 2012) outstanding related to our 2011 credit agreement. In addition, we have an additional availability of $6.0 million as a result of our undrawn revolving credit facility. In October 2012, we borrowed $69.0 million against the revolving credit facility in connection with the acquisition of SolarSoft.

The borrowings under the 2011 credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of December 31, 2012, we had $857.0 million outstanding under the term loans, $69.0 million outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 5.0%, and the interest rate applicable to the revolving credit facility was 3.74%.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 credit agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed.

For more information, see Note 4 - Debt - in the unaudited condensed consolidated financial statements included elsewhere in this filing.

Calculation of Excess Cash Flow

The 2011 credit agreement requires us to make certain mandatory prepayments when we generate excess cash flow. Excess cash flow under the 2011 credit agreement is calculated as net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The calculated excess cash flow may be reduced based on our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior notes and our 2011 credit agreement), all as defined in the 2011 credit agreement. Pursuant to the terms of the 2011 credit agreement, excess cash flow is measured on an annual basis. Our next required excess cash flow measurement will occur at the end of fiscal 2013. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

Senior Notes

As of December 31, 2012, we had senior notes outstanding of $465.0 million in principal amount at an interest rate of 8.625%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 4 of the unaudited condensed consolidated financial statements included elsewhere in this filing.

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
Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2012, the applicable ratio is 5.00:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.

At December 31, 2012, we had a $69 million outstanding balance under the revolving credit facility, we were subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the 2011 credit agreement and the senior notes.
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
As Adjusted EBITDA is included in the calculation of the maximum first lien senior secured leverage ratio covenant, our management believes that Adjusted EBITDA is a key performance indicator for us. As the covenant is calculated using Adjusted EBITDA for the previous twelve months, a calculation of Adjusted EBITDA for the twelve months ended December 31, 2012 is presented below. We did not have outstanding borrowings on the senior secured revolving credit facility as of December 31, 2011, and as a result, the maximum first lien senior secured leverage ratio was not in effect at December 31, 2011. As a result, we have not presented a calculation of Adjusted EBITDA for the twelve month period ended December 31, 2011.

The table below presents a reconciliation of our net loss to Adjusted EBITDA for the twelve months ended December 31, 2012.

Twelve Months Ended
(in thousands)	December 31, 2012
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(35,226)
Interest expense	92,066
Income tax benefit	(8,882)
Depreciation and amortization	144,958
EBITDA	192,916
Acquisition-related costs	8,067
Restructuring costs	2,980
Deferred revenue and other purchase accounting adjustments	9,327
Share-based compensation expense	9,197
Management fees paid to Apax	1,942
Other	4,269
Adjusted EBITDA	$228,698

The following table presents the Maximum First Lien Senior Secured Leverage Ratio required as of December 31, 2012 under the 2011 credit agreement:

	Covenant Requirement	Our Ratio
Senior Secured Credit Agreement (1)
Maximum First Lien Senior Secured Leverage Ratio	5.00x	3.80x
__________________________________________

(1)
Under the 2011 credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2012, the applicable ratio is 5.00x, which ratio incrementally steps down to 3.25x over the term of the revolving loan facility.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At December 31, 2012, under our 2011 credit agreement, we had $857.0 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of senior notes, and $69.0 million in outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates. At December 31, 2012, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of December 31, 2012, we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through March 31, 2013. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 30-month period beginning March 31, 2013 through September 30, 2015.

See “Derivative Instruments and Hedging Activities” under Note 5 to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three months ended December 31, 2012, we recorded a net foreign currency gain of less than $0.1 million. An effective 1% change in average currency rates would affect our revenues and expenses by approximately $0.4 million.
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

State Court Shareholder Litigation

        In connection with the announcement of the proposed acquisition of Legacy Epicor by funds advised by Apax in April 2011, four putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), and Frazer v. Epicor Software Corp. et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

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

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the merger, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The Defendants answered the Complaint on December 22, 2011.  On June 22, 2012 the court granted plaintiff's motion for class certification and dismissed Mr. Hackworth as a defendant.  The parties are now in the process of conducting discovery.  Trial is scheduled to begin on July 8, 2013.

We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In October 2012 and November 2012, certain employees were granted 321,000 and 300,000 Series C restricted units, respectively. See Note 10 — Restricted Partnership Unit and Employee Stock Plans — in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: February 14, 2013	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: February 14, 2013	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on February 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* Furnished not filed herewith