Form 10-Q
period 2013-03-31
Epicor Software Corp
filed 2013-05-13
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2013

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒ As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☒ As a voluntary filer, the registrant is not required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T. The registrant has submitted all Interactive Data Files for the preceding 12 months.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2013, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under "Part I, Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as elsewhere herein, including "Part II, Item 1A Risk Factors" herein, and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,376	$130,676
Accounts receivable, net of allowances of $13,543 and $12,037 at March 31, 2013 and September 30, 2012, respectively	119,907	128,516
Inventories, net	3,819	4,096
Deferred tax assets	16,695	15,732
Income tax receivable	10,162	9,995
Prepaid expenses and other current assets	35,243	31,609
Total current assets	259,202	320,624
Property and equipment, net	63,926	65,252
Intangible assets, net	793,830	792,997
Goodwill	1,297,664	1,195,366
Deferred financing costs	32,040	33,416
Other assets	24,602	22,429
Total assets	$2,471,264	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,921	$28,106
Payroll related accruals	31,914	36,946
Deferred revenue	150,523	128,916
Current portion of long-term debt and revolving credit facility	52,600	8,700
Accrued interest payable	17,048	16,711
Accrued expenses and other current liabilities	59,260	49,414
Total current liabilities	337,266	268,793
Long-term debt, net of unamortized discount of $6,814 and $7,562 at March 31, 2013 and September 30, 2012, respectively	1,307,451	1,307,878
Deferred income tax liabilities	255,856	255,022
Loan from affiliate	2,206	2,206
Other liabilities	45,718	43,421
Total liabilities	1,948,497	1,877,320
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2013 and September 30, 2012	647,000	647,000
Additional paid-in capital	11,502	8,308
Accumulated deficit	(121,421)	(95,054)
Accumulated other comprehensive loss	(14,314)	(7,490)
Total stockholder’s equity	522,767	552,764
Total liabilities and stockholder’s equity	$2,471,264	$2,430,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues:
Systems
License	$31,700	$27,242	$61,386	$67,478
Professional services	51,753	44,717	99,052	87,868
Hardware	15,870	12,475	31,033	25,342
Other	1,241	1,290	2,467	2,607
Total systems	100,564	85,724	193,938	183,295
Services	137,987	118,652	273,067	230,488
Total revenues	238,551	204,376	467,005	413,783
Operating expenses:
Cost of systems revenues[1] (Note 1)	59,453	50,447	115,387	102,733
Cost of services revenues[1]	41,707	36,702	81,840	72,729
Sales and marketing	41,397	34,514	81,448	73,855
Product development	25,862	21,492	49,674	42,137
General and administrative	18,501	18,414	37,302	39,684
Depreciation and amortization	40,818	34,098	80,536	67,843
Acquisition-related costs	2,392	591	3,844	2,821
Restructuring costs	1,649	572	3,493	4,212
Total operating expenses	231,779	196,830	453,524	406,014
Operating income	6,772	7,546	13,481	7,769
Interest expense	(22,947)	(22,900)	(46,989)	(45,358)
Other income (expense), net	(709)	1,690	(424)	365
Loss before income taxes	(16,884)	(13,664)	(33,932)	(37,224)
Income tax benefit	(4,080)	(4,190)	(7,565)	(10,328)
Net loss	$(12,804)	$(9,474)	$(26,367)	$(26,896)
Comprehensive loss:
Net loss	$(12,804)	$(9,474)	$(26,367)	$(26,896)
Unrealized loss on cash flow hedges, net of taxes	(94)	(521)	(187)	(1,650)
Unrealized gain (loss) on pension plan liabilities, net of taxes	54	3	105	(158)
Foreign currency translation adjustment	(4,576)	1,831	(6,742)	1,305
Comprehensive loss	$(17,420)	$(8,161)	$(33,191)	$(27,399)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Operating activities:
Net loss	$(26,367)	$(26,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3,194	3,800
Depreciation and amortization	80,536	67,843
Amortization of deferred financing costs and original issue discount	3,624	2,552
Changes in operating assets and liabilities and other	5,554	24,018
Net cash provided by operating activities	66,541	71,317
Investing activities:
Purchases of property and equipment	(6,619)	(15,811)
Capitalized computer software and database costs	(5,552)	(5,414)
Acquisition of businesses, net of cash acquired	(152,830)	(2,296)
Sale of short-term investments	1,440	—
Net cash used in investing activities	(163,561)	(23,521)
Financing activities:
Proceeds from revolving facilities, net	44,000	—
Proceeds of loan from affiliate	—	2,195
Proceeds from issuance of senior secured term loan	3,050	—
Payments on long-term debt	(4,325)	(4,350)
Payments of financing fees	(1,598)	—
Net cash provided by (used in) financing activities	41,127	(2,155)
Effect of exchange rate changes on cash	(1,407)	476
Net change in cash and cash equivalents	(57,300)	46,117
Cash and cash equivalents, beginning of period	130,676	44,796
Cash and cash equivalents, end of period	$73,376	$90,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2013, the audited condensed consolidated balance sheet as of September 30, 2012, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2013 and 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at March 31, 2013 and September 30, 2012, the results of our operations for the three and six months ended March 31, 2013 and 2012, and our cash flows for the six months ended March 31, 2013 and 2012, respectively.

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

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2013.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2013 and 2012 relate to our fiscal years ended September 30, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending September 30.

Components of Cost of Systems Revenues

The components of our cost of systems revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Components of cost of systems revenues:
License	$5,372	$3,849	$8,850	$8,989
Professional services	40,215	35,031	79,486	70,479
Hardware	13,098	10,758	25,533	21,675
Other	768	809	1,518	1,590
Total	$59,453	$50,447	$115,387	$102,733

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires companies to disclose information about reclassifications out of accumulated other comprehensive income and changes in the balance of accumulated other comprehensive income. The disclosures can be presented on the face of the financial statements or in the footnotes. ASU 2013-02 is effective for us in the first quarter of fiscal 2014, and requires prospective adoption. The adoption of ASU 2013-02 will not impact our results of operations, but will require additional disclosures.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	$159,424

Fair value of assets acquired and liabilities assumed
Tangible assets acquired:
Current assets	$30,539
Property and equipment, net	1,294
Other non-current assets	2,802
Total tangible assets acquired	34,635
Identified intangible assets acquired	69,300
Current liabilities assumed	(33,712)
Long-term liabilities assumed	(21,187)
Total assets acquired in excess of liabilities assumed	49,036
Goodwill	110,388
Total purchase price	$159,424

For the three months ended March 31, 2013, we recorded a $0.7 million adjustment to decrease acquired current assets, a $0.9 million adjustment to record additional sales tax liabilities (in addition to a $3.2 million sales tax liability recorded during the three months ended December 31, 2012), a $0.2 million adjustment to increase acquired employee-related liabilities, and a $0.1 million adjustment to decrease acquired deferred revenue pursuant to an updated valuation. The adjustments resulted in a $0.7 million decrease to current assets acquired, a $1.2 million adjustment to current liabilities assumed and a $1.9 million increase to goodwill. The above table and the accompanying condensed consolidated balance sheet as of March 31, 2013 reflect the impact of these adjustments.

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

The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to SolarSoft's assembled workforce and other intangible assets which do not qualify for separate recognition as well as anticipated synergies to be realized from combining SolarSoft's operations with our own. We have determined that goodwill arising from the SolarSoft acquisition will not be deductible for tax purposes.

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in Epicor's condensed consolidated statement of comprehensive income (loss) from October 12, 2012 through March 31, 2013 and for the three months ended March 31, 2013 are as follows (in millions):

	Three Months Ended	October 12, 2012 through
	March 31, 2013	March 31, 2013
Revenue	$20.9	$38.1
Net loss	$(3.1)	$(7.2)

Pro Forma Revenue and Net Loss (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Epicor and Solarsoft since the beginning of fiscal 2012 as though the companies were combined as of the beginning of fiscal 2012. The unaudited pro forma financial information for the three and six months ended March 31, 2013 and 2012 combine the historical results of Epicor for the three and six months ended March 31, 2013 and 2012 and the historical results of Solarsoft for the three and six months ended March 31, 2013 and 2012. The pro forma financial information for all periods presented also includes the additional interest charges and business combination accounting effects resulting from the acquisition including our amortization charges from acquired intangible assets (certain of which are preliminary) and the related tax effects as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue	$239.9	$227.8	$473.7	$457.0
Net loss	$(11.8)	$(9.8)	$(24.1)	$(30.7)

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our condensed consolidated statements of comprehensive income (loss). We have completed a preliminary valuation of Solarsoft, however, due to the recent nature of the acquisition the purchase price allocation for non-income based tax liabilities, income tax assets and liabilities as well as other current operating assets and liabilities have not been finalized.

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

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. As of March 31, 2013, the purchase price allocation has not been finalized for certain tax balances. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income (loss).

Acquisition of Internet AutoParts, Inc.

During March 2012, we obtained a 100% controlling interest in Internet AutoParts Inc. by acquiring the remaining $6.8 million outstanding common shares of Internet AutoParts Inc. for $0.65 per share, for a total purchase price of $4.4 million in cash. We acquired net tangible assets of $2.0 million, intangible assets of $2.1 million, removed the $3.9 million carrying value of our previous minority investment in Internet AutoParts Inc. and recognized goodwill of $4.2 million. As of March 31, 2013, the measurement period for the Internet AutoParts acquisition has been finalized. Internet AutoParts Inc. is reported within our Retail Distribution segment.

Prior to the purchase, we owned 46% of the outstanding shares of Internet AutoParts Inc., which we had accounted for by using the equity method.
NOTE 3 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. As the purchase price allocation for Solarsoft has not been finalized, we have not allocated goodwill recorded with the purchase of Solarsoft to reporting units as of March 31, 2013. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements, and this valuation process includes Level 3 fair value measurements.
We perform a goodwill impairment test on an annual basis on July 1. Testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.
In addition, on a quarterly basis, we review for impairment indicators which could impact the fair value of our reporting units. Conditions which could indicate that the fair value of a reporting unit has declined include the following:

•	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital and other developments in financial markets;

•
Industry and market considerations such as a deterioration in the environment in which the reporting unit operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for a reporting units products or services, or a regulatory or political development;

•	Overall financial performance such as negative or declining cash flows or a decline in revenue or earnings compared with results of current and relevant prior periods.
As of March 31, 2013, none of the above indicators of impairment were present and we do not believe that any of our reporting units is at risk of a goodwill impairment. Should such conditions arise in between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment if we determine that the carrying value of a reporting unit's goodwill exceeds its fair value.

The following table presents a roll-forward of goodwill by reportable segment from September 30, 2012 to March 31, 2013 (in thousands):

	ERP	Retail Solutions	Retail Distribution	Total
Goodwill at September 30, 2012	$697,422	$211,676	$286,268	$1,195,366
Goodwill recorded with purchase of Solarsoft Business Systems, Inc.	96,025	—	14,363	110,388
Translation adjustments	(8,090)	—	—	(8,090)
Goodwill at March 31, 2013	$785,357	$211,676	$300,631	$1,297,664
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	March 31, 2013	September 30, 2012
Senior secured credit facility due 2018, net of unamortized discount of approximately $6.8 million and $7.6 million, respectively	$851,036	$851,563
Senior secured revolving credit facility due 2016	44,000	—
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,360,051	1,316,578
Current portion	52,600	8,700
Total long-term debt, net of discount	$1,307,451	$1,307,878

Senior Secured Credit Agreement

On March 7, 2013, we entered into Amendment No. 1 (the “Amendment”) to the 2011 credit agreement (as amended, our “senior secured credit agreement”) to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the senior secured credit agreement. The revolving credit facility included in the senior secured credit agreement has not been amended, and will have the same interest rate, terms and maturity as in effect prior to the Amendment.

The Amendment provided for the refinancing of the outstanding balance of $857.0 million of our existing Term B Loans under the senior secured credit agreement with $860.0 million of new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.25% per annum, with a LIBOR floor of 1.25%, or the Base Rate (as defined in the senior secured credit agreement), plus a margin of 2.25% per annum. The new Term B-1 Loans will mature on the same date as the original maturity date of the Term B Loans.

In addition, the Amendment provides for, among other things (i) the ability for the Company to incur certain incremental facilities under the senior secured credit agreement in the form of senior secured, senior unsecured, senior subordinated, or subordinated, notes or term loans and create certain liens securing such indebtedness, (ii) the elimination of “most favored nation” protection with respect to extensions of the maturity of the Term B-1 Loans and (iii) increased capacity for the Company to consummate asset dispositions, make restricted payments and to prepay the Company's existing 8.625% senior unsecured notes due 2019 and other subordinated debt.

We accounted for the Amendment as a modification of debt because the cash flows under the amended term loan were not substantially different than the cash flows under the original term loan. We incurred $1.6 million of fees in connection with the amended term loan, and we recorded $1.5 million of those fees to deferred financing costs and $0.1 million of the fees to interest expense in accordance with GAAP. As the refinancing was accounted for as a modification, we are continuing to amortize the existing unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

The 2011 credit agreement originated in May 2011 and provided for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility (the "revolving credit facility") that permits revolving loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 credit agreement provided for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain senior secured leverage ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million. The term loan was amended on March 7, 2013, as noted above. The remaining components of the 2011 credit agreement remain in effect under the senior secured credit agreement and have not been amended.

The interest rate under the 2011 credit agreement was equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility was 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain senior secured leverage ratios. As a result of the Amendment on March 7, 2013, the applicable margin for term loans is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar rate borrowings.

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2013, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the senior secured credit agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the senior secured credit agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the senior secured credit agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the senior secured credit agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the senior secured credit agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit facilities), all as defined in the senior secured credit agreement. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

As of March 31, 2013, we had $857.9 million (before $6.8 million unamortized original issue discount) of term loans outstanding, $44.0 million of borrowings outstanding under the revolving credit facility which were drawn in connection with the Solarsoft acquisition, and unused borrowing capacity of $31.0 million under the revolving credit facility. We have included the revolving credit facility within current portion of long-term debt, because we are planning to repay this within one year. At March 31, 2013 the interest rate applicable to the term loans was 4.5% per annum and the interest rate applicable to the revolving credit facility was 3.70% per annum.

Senior Notes Due 2019

On May 16, 2011, we issued $465.0 million aggregate principal amount of 8.625% senior notes due 2019 (“senior notes”). Each of our material wholly-owned domestic subsidiaries, as primary obligors and not merely as sureties, have jointly and severally, irrevocably and unconditionally, guaranteed, on an unsecured senior basis, the performance and full and punctual payment when due, whether at maturity, by acceleration, or otherwise, of all of our obligations under the senior notes. Notwithstanding the foregoing, a senior note guarantee by a wholly-owned subsidiary guarantor will terminate upon:

•
a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to us or one of our restricted subsidiaries) otherwise permitted by the senior note indenture;

•
the designation in accordance with the indenture of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary as defined in the senior note indenture;

•	defeasance or discharge of the senior notes;

•	to the extent that such guarantor no longer guarantees any other Company indebtedness, such as a release of such guarantor’s guarantee under our senior secured credit agreement; or

•	upon the achievement of investment grade status by the senior notes as described in the senior note indenture; provided that such senior note guarantee shall be reinstated upon the reversion date.
The senior notes are our unsecured senior obligations and are effectively subordinated to all of our secured indebtedness (including the senior secured credit agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.

Covenant Compliance

The terms of the senior secured credit agreement and the senior notes restrict certain of our activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The senior secured credit agreement also contains certain customary affirmative covenants and events of default.

Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2013, the applicable ratio is 4.50 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At March 31, 2013, we were in compliance with all covenants included in the terms of the senior secured credit agreement and the senior notes.

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

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of March 31, 2013, $15 thousand in principal amount of notes remained outstanding.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Caps and Swaps

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. If the floating interest rate exceeds the cap, then the counter-party will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 credit agreement or any related refinancings. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and is settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011. As of March 31, 2013, the interest rate cap has expired. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013.

In March 2013, we refinanced the term loan in the 2011 credit agreement (as amended, the senior secured credit agreement). Our interest rate swap was initially planned to hedge the floating interest rate applicable to term loan borrowings under the 2011 credit agreement or any related refinancings. As a result, the refinancing of the term loan did not impact the effectiveness of our interest rate swap, and we continue to apply cash flow hedge accounting.

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

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three and six months ended March 31, 2013, we recorded net foreign currency losses of $0.9 million and $0.9 million, respectively. During the three and six months ended March 31, 2012, we recorded a net foreign currency gain of $1.1 million and net foreign currency loss of less than $0.1 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We record foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the net fair value of such contracts is a net asset or net liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions at March 31, 2013 and September 30, 2012, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2013	September 30, 2012
Foreign currency forward contracts	Prepaid expenses and other current assets	$77	$3

	Liability Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2013	September 30, 2012
Interest rate swap and cap	Other liabilities	$(7,422)	$(7,107)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(11)	(65)
Total liability derivatives		$(7,433)	$(7,172)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2013 and 2012, respectively (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Loss recognized in other comprehensive loss on derivative (effective portion)	$(153)	$(967)	$(306)	$(1,818)
Loss recognized in income on derivative (ineffective portion)	(5)	(6)	(9)	(10)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(8)	(98)	(17)	(144)

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
The losses reported in accumulated other comprehensive income will be reclassified into earnings as hedged interest payments are made over the 18 month period covered by the interest rate swap (from April 1, 2013 through September 30, 2015).

The following table summarizes the effect of our foreign currency forward contracts on our condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2013 and 2012, respectively (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Included in other income (expense), net	$(831)	$(2)	$(837)	$(496)

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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of March 31, 2013, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, postretirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of March 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$77	$—	$77
Deferred compensation plan assets (1)	—	3,302	—	3,302
Post-retirement insurance plan assets (2)	—	791	—	791
Liabilities:
Interest rate swap (3)	—	(7,422)	—	(7,422)
Foreign currency forward contracts (3)	—	(11)	—	(11)
Deferred compensation plan liabilities (4)	—	(3,427)	—	(3,427)
Total	$—	$(6,690)	$—	$(6,690)

(1)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

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

Our senior secured term loan and revolving credit facility had carrying values of $857.9 million (before unamortized original issue discount) and $44.0 million, respectively, which approximated fair value. As of March 31, 2013, the fair value of our senior notes was approximately $506.9 million based on a trading price of 109% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our senior notes is determined by reference to their current trading price. The notes are not actively traded, and as such, the fair value of our senior notes represents a Level 2 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $4.1 million and $7.6 million during the three and six months ended March 31, 2013, respectively, resulting in an effective tax benefit rate of 24.2% and 22.3%, respectively. We recorded an income tax benefit of $4.2 million and $10.3 million during the three and six months ended March 31, 2012, respectively, resulting in an income tax benefit rate of 30.7% and 27.7%, respectively.

Our income tax rates differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deductible expenses.

The federal research credit expired December 31, 2011 and was retroactively reinstated effective January 2, 2013. As such, our second quarter effective tax rate benefited from the effects of this retroactive reinstatement

NOTE 8 — SHARE BASED COMPENSATION

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

During the six months ended March 31, 2013, we granted 1.2 million Series C Units to certain employees as compensation for their services. Also, for the six months ended March 31, 2013, the fiscal 2013 Adjusted EBITDA performance targets were set for 1.6 million Series C Performance Units. We recorded $0.9 million of share based compensation expense for these units in the six months ended March 31, 2013.

We recognize share based compensation expense using the accelerated expense attribution period, which separately recognizes compensation expense for each vesting tranche over its vesting period.

The following table summarizes our share-based compensation expense for Series C Units for the three and six months ended March 31, 2013 and 2012, and its allocation within the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Cost of revenues:
Systems	$91	$65	$163	$82
Services	49	92	92	115
Operating expenses:
Sales and marketing	350	692	831	872
Product development	227	404	401	509
General and administrative	942	1,901	1,707	2,222
Total share-based compensation expense	$1,659	$3,154	$3,194	$3,800

NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, following the Acquisitions, our management approved a restructuring plan as we began to integrate Legacy Epicor and Activant. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams.
During the six months ended March 31, 2013, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. During the six months ended March 31, 2013, we incurred restructuring charges of $3.8 million related to this plan, primarily related to recording eliminating certain employee positions and consolidating excess facilities. As of March 31, 2013, we have paid out $1.9 million related to the Solarsoft plan, and our restructuring liability for this plan is $1.9 million. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive income (loss) as they are incurred.
Our restructuring liability at March 31, 2013, was approximately $9.3 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments	Balance at March 31, 2013

Facility consolidations - 2011 plan	$8,874	$(765)	$(1,277)	$(86)	$6,746
Employee severance, benefits and related costs - 2011 plan	941	396	(648)	(3)	686
Facility consolidations - Solarsoft plan	—	1,485	—	—	1,485
Employee severance, benefits and related costs - Solarsoft plan	—	2,377	(1,922)	(81)	374
Total	$9,815	$3,493	$(3,847)	$(170)	$9,291

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
NOTE 10 — RELATED PARTY TRANSACTIONS
Our audit committee charter specifies that the audit committee of our board of directors is responsible for reviewing and approving all related party transactions. All related party transactions have been approved in accordance with this charter.
In conjunction with the Acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. For the three months ended March 31, 2013 and 2012, we recorded expense of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended March 31, 2013 and 2012, we recorded expense of approximately $1.0 million and $1.0 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
In December 2011 and January 2012, we received $2.1 million and $0.1 million, respectively, in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2013 and the accompanying audited condensed consolidated balance sheet as of September 30, 2012.

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

Reportable segment revenue by category for the three and six months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
ERP revenues:
Systems:
License	$23,759	$19,112	$44,645	$47,435
Professional services	37,453	32,065	71,937	63,880
Hardware	3,922	3,905	8,323	7,640
Other	119	97	239	245
Total systems	65,253	55,179	125,144	119,200
Services	82,331	66,575	162,620	127,575
Total ERP revenues	147,584	121,754	287,764	246,775

Retail Solutions revenues:
Systems:
License	2,833	2,817	6,584	10,679
Professional services	9,149	8,694	17,896	16,983
Hardware	6,816	3,866	12,626	8,546
Other	—	—	—	—
Total systems	18,798	15,377	37,106	36,208
Services	16,030	15,388	32,104	30,132
Total Retail Solutions revenues	34,828	30,765	69,210	66,340

Retail Distribution revenues:
Systems:
License	5,108	5,313	10,157	9,364
Professional services	5,151	3,958	9,219	7,005
Hardware	5,132	4,704	10,084	9,156
Other	1,122	1,193	2,228	2,362
Total systems	16,513	15,168	31,688	27,887
Services	39,626	36,689	78,343	72,781
Total Retail Distribution revenues	56,139	51,857	110,031	100,668

Total revenues:
Systems:
License	31,700	27,242	61,386	67,478
Professional services	51,753	44,717	99,052	87,868
Hardware	15,870	12,475	31,033	25,342
Other	1,241	1,290	2,467	2,607
Total systems	100,564	85,724	193,938	183,295
Services	137,987	118,652	273,067	230,488
Total revenues	$238,551	$204,376	$467,005	$413,783

Reportable segment contribution margin for the three and six months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
ERP	$45,236	$33,954	$88,761	$65,406
Retail Solutions	9,958	9,033	$20,346	$21,514
Retail Distribution	17,031	17,570	$33,175	$32,120
Total segment contribution margin	$72,225	$60,557	$142,282	$119,040

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Segment contribution margin	$72,225	$60,557	$142,282	$119,040
Corporate and unallocated costs	(18,935)	(14,596)	(37,734)	(32,595)
Share-based compensation expense	(1,659)	(3,154)	(3,194)	(3,800)
Depreciation and amortization	(40,818)	(34,098)	(80,536)	(67,843)
Acquisition-related costs	(2,392)	(591)	(3,844)	(2,821)
Restructuring costs	(1,649)	(572)	(3,493)	(4,212)
Interest expense	(22,947)	(22,900)	(46,989)	(45,358)
Other income (expense), net	(709)	1,690	(424)	365
Loss before income taxes	$(16,884)	$(13,664)	$(33,932)	$(37,224)

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

After the parties had completed fact discovery and begun expert discovery, plaintiffs sought leave to amend their complaint to add two new defendants, the Company's former chief financial officer and the Company's former financial advisor, Moelis & Company. On February 22, 2013, the Court granted plaintiffs leave, and plaintiffs' Third Amended Complaint was filed. On April 29, 2013, the Court overruled demurrers by the new defendants to the Third Amended Complaint.

In light of the amendment of the complaint and the addition of the two new parties, the prior case schedule and trial date have been amended. Pursuant to a stipulation from the parties, the Court has continued the trial date to April 28, 2014.

                We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.
NOTE 13 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheet as of March 31, 2013, the condensed consolidating balance sheet as of September 30, 2012, the unaudited condensed consolidating statements of comprehensive income (loss) for the three and six months ended March 31, 2013 and 2012, and the unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2013 and 2012.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$13,634	$3,526	$56,216	$—	$73,376
Accounts receivable, net	51,753	5,264	62,890	—	119,907
Inventories, net	2,135	814	870	—	3,819
Deferred tax assets	11,431	—	5,264	—	16,695
Income tax receivable	5,327	(1,994)	6,829	—	10,162
Prepaid expenses and other current assets	7,558	525	27,160	—	35,243
Total current assets	91,838	8,135	159,229	—	259,202
Property and equipment, net	33,576	2,201	28,149	—	63,926
Intangible assets, net	669,090	1,336	123,404	—	793,830
Goodwill	952,908	74,229	270,527	—	1,297,664
Deferred financing costs	32,040	—	—	—	32,040
Other assets	502,887	(63,298)	(217,350)	(197,637)	24,602
Total assets	$2,282,339	$22,603	$363,959	$(197,637)	$2,471,264
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,120	$809	$6,992	$—	$25,921
Payroll related accruals	19,718	739	11,457	—	31,914
Deferred revenue	79,348	2,970	68,205	—	150,523
Current portion of long-term debt and revolving credit facility	52,600	—	—	—	52,600
Accrued interest payable	17,048	—	—	—	17,048
Accrued expenses and other current liabilities	8,508	(375)	51,127	—	59,260
Total current liabilities	195,342	4,143	137,781	—	337,266
Long-term debt, net of unamortized discount	1,307,451	—	—	—	1,307,451
Deferred income tax liabilities	221,024	(2,534)	37,366	—	255,856
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	33,549	652	11,517	—	45,718
Total liabilities	1,759,572	2,261	186,664	—	1,948,497
Total stockholder’s equity	522,767	20,342	177,295	(197,637)	522,767
Total liabilities and stockholder’s equity	$2,282,339	$22,603	$363,959	$(197,637)	$2,471,264

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$56,931	$12,192	$61,553	$—	$130,676
Accounts receivable, net	65,967	7,938	54,611	—	128,516
Inventories, net	2,205	1,167	724	—	4,096
Deferred tax assets	19,632	—	(3,900)	—	15,732
Income tax receivable	5,400	(1,994)	6,589	—	9,995
Prepaid expenses and other current assets	9,311	745	21,553	—	31,609
Total current assets	159,446	20,048	141,130	—	320,624
Property and equipment, net	35,030	2,591	27,631	—	65,252
Intangible assets, net	688,870	1,336	102,791	—	792,997
Goodwill	877,781	74,229	243,356	—	1,195,366
Deferred financing costs	33,416	—	—	—	33,416
Other assets	586,875	(80,814)	(467,955)	(15,677)	22,429
Total assets	$2,381,418	$17,390	$46,953	$(15,677)	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$21,430	$1,089	$5,587	$—	$28,106
Payroll related accruals	22,570	987	13,389	—	36,946
Deferred revenue	76,162	3,517	49,237	—	128,916
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	21,637	(174)	27,951	—	49,414
Total current liabilities	167,210	5,419	96,164	—	268,793
Long-term debt, net of unamortized discount	1,307,878	—	—	—	1,307,878
Deferred income tax liabilities	317,364	(2,534)	(59,808)	—	255,022
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	33,996	693	8,732	—	43,421
Total liabilities	1,828,654	3,578	45,088	—	1,877,320
Total stockholder’s equity	552,764	13,812	1,865	(15,677)	552,764
Total liabilities and stockholder’s equity	$2,381,418	$17,390	$46,953	$(15,677)	$2,430,084

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$50,560	$6,344	$43,660	$—	$100,564
Services	91,180	4,014	42,793	—	137,987
Total revenues	141,740	10,358	86,453	—	238,551
Operating expenses:
Cost of systems revenues	35,465	4,618	19,370	—	59,453
Cost of services revenues	24,996	1,963	14,748	—	41,707
Sales and marketing	26,667	537	14,193	—	41,397
Product development	13,770	573	11,519	—	25,862
General and administrative	13,525	540	4,436	—	18,501
Depreciation and amortization	33,737	204	6,877	—	40,818
Acquisition-related costs	2,204	—	188	—	2,392
Restructuring costs	(54)	—	1,703	—	1,649
Total operating expenses	150,310	8,435	73,034	—	231,779
Operating income (loss)	(8,570)	1,923	13,419	—	6,772
Interest expense	(22,848)	(9)	(90)	—	(22,947)
Equity in earnings of subsidiaries	10,031	—	—	(10,031)	—
Other income (expense), net	(1,163)	(4)	458	—	(709)
Income (loss) before income taxes	(22,550)	1,910	13,787	(10,031)	(16,884)
Income tax expense (benefit)	(9,746)	2	5,664	—	(4,080)
Net income (loss)	(12,804)	1,908	8,123	(10,031)	(12,804)
Other comprehensive loss	(4,616)	—	(4,347)	4,347	(4,616)
Total comprehensive income (loss)	$(17,420)	$1,908	$3,776	$(5,684)	$(17,420)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$53,355	$6,470	$25,899	$—	$85,724
Services	84,445	4,056	30,151	—	118,652
Total revenues	137,800	10,526	56,050	—	204,376
Operating expenses:
Cost of systems revenues	27,774	4,659	18,014	—	50,447
Cost of services revenues	23,959	1,762	10,981	—	36,702
Sales and marketing	22,695	456	11,363	—	34,514
Product development	12,110	817	8,565	—	21,492
General and administrative	18,403	251	(240)	—	18,414
Depreciation and amortization	28,096	144	5,858	—	34,098
Acquisition-related costs	585	—	6	—	591
Restructuring costs	313	50	209	—	572
Total operating expenses	133,935	8,139	54,756	—	196,830
Operating income	3,865	2,387	1,294	—	7,546
Interest expense	(22,796)	—	(104)	—	(22,900)
Equity in earnings of subsidiaries	5,525	—	—	(5,525)	—
Other income (expense), net	1,284	(28)	434	—	1,690
Income (loss) before income taxes	(12,122)	2,359	1,624	(5,525)	(13,664)
Income tax benefit	(2,648)	—	(1,542)	—	(4,190)
Net income (loss)	(9,474)	2,359	3,166	(5,525)	(9,474)
Other comprehensive income	1,313	—	1,831	(1,831)	1,313
Total comprehensive income (loss)	$(8,161)	$2,359	$4,997	$(7,356)	$(8,161)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six months ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$99,465	$13,847	$80,626	$—	$193,938
Services	180,767	8,124	84,176	—	273,067
Total revenues	280,232	21,971	164,802	—	467,005
Operating expenses:
Cost of systems revenues	69,738	10,052	35,597	—	115,387
Cost of services revenues	49,254	4,011	28,575	—	81,840
Sales and marketing	51,222	1,102	29,124	—	81,448
Product development	26,641	1,027	22,006	—	49,674
General and administrative	26,367	972	9,963	—	37,302
Depreciation and amortization	66,594	407	13,535	—	80,536
Acquisition-related costs	3,557	—	287	—	3,844
Restructuring costs	40	—	3,453	—	3,493
Total operating expenses	293,413	17,571	142,540	—	453,524
Operating income (loss)	(13,181)	4,400	22,262	—	13,481
Interest expense	(46,818)	(9)	(162)	—	(46,989)
Equity in earnings of subsidiaries	17,776	—	—	(17,776)	—
Other income (expense), net	(560)	(4)	140	—	(424)
Income (loss) before income taxes	(42,783)	4,387	22,240	(17,776)	(33,932)
Income tax expense (benefit)	(16,416)	2	8,849	—	(7,565)
Net income (loss)	(26,367)	4,385	13,391	(17,776)	(26,367)
Other comprehensive income (loss)	(6,824)	—	4,340	(4,340)	(6,824)
Total comprehensive income (loss)	$(33,191)	$4,385	$17,731	$(22,116)	$(33,191)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six Months ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$109,135	$12,209	$61,951	$—	$183,295
Services	165,007	8,041	57,440	—	230,488
Total revenues	274,142	20,250	119,391	—	413,783
Operating expenses:
Cost of systems revenues	72,346	8,784	21,603	—	102,733
Cost of services revenues	47,876	3,580	21,273	—	72,729
Sales and marketing	47,268	1,222	25,365	—	73,855
Product development	24,261	1,591	16,285	—	42,137
General and administrative	37,727	662	1,295	—	39,684
Depreciation and amortization	44,862	332	22,649	—	67,843
Acquisition-related costs	2,783	—	38	—	2,821
Restructuring costs	1,927	273	2,012	—	4,212
Total operating expenses	279,050	16,444	110,520	—	406,014
Operating income (loss)	(4,908)	3,806	8,871	—	7,769
Interest expense	(45,140)	—	(218)	—	(45,358)
Equity in earnings of subsidiaries	8,410	—	—	(8,410)	—
Other income (expense), net	2,128	(18)	(1,745)	—	365
Income (loss) before income taxes	(39,510)	3,788	6,908	(8,410)	(37,224)
Income tax expense (benefit)	(12,614)	—	2,286	—	(10,328)
Net income (loss)	(26,896)	3,788	4,622	(8,410)	(26,896)
Other comprehensive income (loss)	(503)	—	1,225	(1,225)	(503)
Total comprehensive income (loss)	$(27,399)	$3,788	$5,847	$(9,635)	$(27,399)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79,409	$(10,086)	$(2,782)	$—	$66,541
Investing activities:
Purchases of property and equipment	(5,451)	(20)	(1,148)	—	(6,619)
Capitalized computer software and database costs	(5,552)	—	—	—	(5,552)
Acquisition of Solarsoft Business Solutions, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	—	1,440	—	—	1,440
Net cash provided by (used in) investing activities	(163,833)	1,420	(1,148)	—	(163,561)
Financing activities:
Proceeds from revolving credit facilities, net	44,000	—	—	—	44,000
Proceeds from issuance of senior secured term loan	3,050	—	—	—	3,050
Payments on long-term debt	(4,325)	—	—	—	(4,325)
Payment of deferred financing fees	(1,598)	—	—	—	(1,598)
Net cash provided by financing activities	41,127	—	—	—	41,127
Effect of exchange rate changes on cash	—	—	(1,407)	—	(1,407)
Change in cash and cash equivalents	(43,297)	(8,666)	(5,337)	—	(57,300)
Cash and cash equivalents, beginning of period	56,931	12,192	61,553	—	130,676
Cash and cash equivalents, end of period	$13,634	$3,526	$56,216	$—	$73,376

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$41,670	$7,888	$21,759	$—	$71,317
Investing activities:
Purchases of property and equipment	(14,432)	(58)	(1,321)	—	(15,811)
Capitalized computer software and database costs	(5,414)	—	—	—	(5,414)
Acquisition of businesses, net of cash acquired	(2,296)	—	—	—	(2,296)
Net cash used in investing activities	(22,142)	(58)	(1,321)	—	(23,521)
Financing activities:
Proceeds of loan from affiliate	2,195	—	—	—	2,195
Payments on long-term debt	(4,350)	—	—	—	(4,350)
Net cash used in financing activities	(2,155)	—	—	—	(2,155)
Effect of exchange rate changes on cash	—	—	476	—	476
Change in cash and cash equivalents	17,373	7,830	20,914	—	46,117
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$30,887	$9,004	$51,022	$—	$90,913

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and "Part II, Item 1A Risk Factors" herein, and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the Acquisitions. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Solutions, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired them. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,600 employees worldwide as of March 31, 2013. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
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

Updates to Critical Accounting Policies

There were no updates to our critical accounting policies during the six months ended March 31, 2013. For a full list of our accounting policies, please refer to Footnote 1 - Basis of Presentation and Accounting Policy Information in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our systems and services to customers that operate in three segments — ERP, Retail Solutions and Retail Distribution.

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; (3) hospitality solutions designed for the hotel, resort, casino, food service, sports and entertainment industries that can manage and streamline virtually every aspect of a hospitality organization, from POS or property management system integration, to cash and sales management, centralized procurement, food costing and beverage management, core financials and business intelligence for daily reporting and analysis by outlet and property, all within a single solution and (4)

financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced based companies in the consulting, banking, financial services, not-for-profit and software sectors.

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

Services revenues consist primarily of maintenance services and content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are primarily recurring in nature. Of our total revenues for the six months ended March 31, 2013 and 2012, approximately $273.1 million and $230.5 million, respectively, or 58.5% and 55.7%, respectively, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us.
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

General Business Trends

Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain. Over the past year the United States ("U.S.") economy has been experiencing positive momentum as evidenced by continued improvement in light vehicle sales, the residential housing market, consumer confidence and unemployment. Additionally, the Federal Reserve's quantitative easing monetary policy also continues to act as a stabilizing force for the economy. However, the low GDP growth level in the fourth calendar quarter of 2012 demonstrates the limitations of monetary policy in shielding the economy from the short term uncertainty that was caused by the U.S. government fiscal issues such as the debt ceiling, reduced spending levels and payroll tax increase, all of which are expected to have an unfavorable impact on investments, hiring and growth in the short term. The European Union (“EU”) and the Eurozone recession continues as economic growth remains weak in core member states. The European Central Bank continues its policy of quantitative easing and its lending has stabilized the bond markets. However, fiscal austerity, high unemployment and uncertainty continue to depress consumption. We expect these conditions will lead to continued IT spending weakness in Europe into 2013, and these conditions could continue to have a negative impact on IT spending in the U.S. as well.

All of our segments continue to see strong customer retention rates. However, the weak European economy and uncertainty surrounding the U.S. economy has adversely impacted our ability to close new deals in our ERP segment and we expect this market to continue to be challenging for the remainder of this fiscal year. Our Retail Solutions segment performance continues to be driven by longer sales cycles as well as by the number and timing of large strategic deals. Our Retail Distribution segment systems revenue performance has been impacted both favorably by improvements in consumer confidence and the residential housing market recovery, as well as unfavorably by the recent macroeconomic uncertainty caused by the U.S. government fiscal issues.
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
Results of Operations
The following discussion of the Company's revenues and expenses has been prepared by comparing the combined results of Epicor for the three and six months ended March 31, 2013 and Solarsoft Business Solutions ("Solarsoft") for the three months ended March 31, 2013 and the period from the date of the acquisition on October 12, 2012 through March 31, 2013, compared to the three and six months ended March 31, 2012 for Epicor. Any references below to Solarsoft represent Solarsoft results for the three months ended March 31, 2013 and the period of October 12, 2012 through March 31, 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues
Our total revenues were $238.6 million and $204.4 million for the three months ended March 31, 2013 and 2012, respectively. Total revenues increased by $34.2 million, or 17%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Of this increase, $20.9 million was attributable to revenue from Solarsoft products.

The following table sets forth our segment revenues by systems and services for the three months ended March 31, 2013 and 2012, and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
ERP revenues:
Systems:
License	$23,759	$19,112	$4,647	24%
Professional services	37,453	32,065	5,388	17%
Hardware	3,922	3,905	17	—%
Other	119	97	22	23%
Total systems	65,253	55,179	10,074	18%
Services	82,331	66,575	15,756	24%
Total ERP revenues	147,584	121,754	25,830	21%

Retail Solutions revenues:
Systems:
License	2,833	2,817	16	1%
Professional services	9,149	8,694	455	5%
Hardware	6,816	3,866	2,950	76%
Other	—	—	—	—
Total systems	18,798	15,377	3,421	22%
Services	16,030	15,388	642	4%
Total Retail Solutions revenues	34,828	30,765	4,063	13%

Retail Distribution revenues:
Systems:
License	5,108	5,313	(205)	(4)%
Professional services	5,151	3,958	1,193	30%
Hardware	5,132	4,704	428	9%
Other	1,122	1,193	(71)	(6)%
Total systems	16,513	15,168	1,345	9%
Services	39,626	36,689	2,937	8%
Total Retail Distribution revenues	56,139	51,857	4,282	8%

Total revenues:
Systems:
License	31,700	27,242	4,458	16%
Professional services	51,753	44,717	7,036	16%
Hardware	15,870	12,475	3,395	27%
Other	1,241	1,290	(49)	(4)%
Total systems	100,564	85,724	14,840	17%
Services	137,987	118,652	19,335	16%
Total revenues	$238,551	$204,376	$34,175	17%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues for the three months ended March 31, 2013. This compares to the three months ended March 31, 2012, where ERP and Retail Solutions and Retail Distribution segments accounted for approximately 60%, 15% and 25%, respectively, of revenues. The shift in ERP, Retail Solutions and Retail Distribution's percentage of total revenues is primarily attributable to revenue from Solarsoft products for the three months ended March 31, 2013, which contributed $17.0 million to ERP revenues and $3.9 million to Retail Distribution revenues for the three months ended March 31, 2013. See Note 11 - Segment Reporting in our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

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

	Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
Systems revenues
ERP	$65,249	$55,211	$10,038	18%
Retail Solutions	18,936	15,681	3,255	21%
Retail Distribution	16,860	15,273	1,587	10%
Deferred revenue purchase accounting adjustment	(481)	(441)	(40)	9%
Total systems revenues	100,564	85,724	14,840	17%
Services revenues
ERP	83,069	70,073	12,996	19%
Retail Solutions	16,029	15,704	325	2%
Retail Distribution	39,954	36,740	3,214	9%
Deferred revenue purchase accounting adjustment	(1,065)	(3,865)	2,800	(72)%
Total services revenues	137,987	118,652	19,335	16%

Total revenues
ERP	148,318	125,284	23,034	18%
Retail Solutions	34,965	31,385	3,580	11%
Retail Distribution	56,814	52,013	4,801	9%
Deferred revenue purchase accounting adjustment (1)	(1,546)	(4,306)	2,760	(64)%
Total revenues	$238,551	$204,376	$34,175	17%

(1) For the three months ended March 31, 2013, Solarsoft's deferred revenue purchase accounting adjustment was approximately $1.3 million.

•
ERP revenues - ERP revenues increased by $25.8 million, or 21%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Of this increase, $17.0 million was attributable to revenue from Solarsoft products.

◦
ERP systems revenues increased by $10.1 million, or 18%, for the three months ended March 31, 2013. Revenue from Solarsoft products contributed $8.3 million. Additionally our systems revenues increased $1.8 million primarily as a result of a $1.7 million increase in license revenues. In addition, professional services revenues increased by $0.9 million primarily due to milestone revenue recognition and professional services revenues associated with the Cogita acquisition which was partially offset by a $0.8 million decrease in hardware revenues.

◦
ERP services revenues increased by $15.7 million, or 24%, for the three months ended March 31, 2013. Revenue from services related to Solarsoft products contributed $8.7 million. Additionally our services revenues increased by $7.0 million which was a result of a $3.5 million decrease in deferred revenue purchase accounting adjustments as well as a $3.5 million increase in support revenues primarily as a result of the addition of new maintenance and SaaS customers and support price increases, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues increased by $4.0 million, or 13%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Retail Solutions systems and services revenues increased by $3.4 million and $0.6 million, respectively. The increase in systems revenue was predominantly attributable to a $3.0 million increase in hardware revenues driven primarily by a large strategic order as well as a $0.5 million increase in professional services revenues. The increase in services revenue was primarily attributable to a $0.3 million decrease in deferred revenue purchase accounting adjustments as well as a $0.4 million increase in hosting revenues, partially offset by legacy platform attrition.

•
Retail Distributions revenues - Retail Distribution revenues increased by $4.3 million, or 8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due primarily to the inclusion of $3.9 million of revenue from Solarsoft products. Retail Distribution systems revenues increased by $1.3 million primarily due to the inclusion of $2.2 million of revenue from Solarsoft products, partially offset by a $0.9 million decrease in systems revenues driven primarily by decreases in license and professional services revenues. Retail Distribution services revenues increased by $2.9 million primarily due to the inclusion of $1.7 million of revenue from services related to Solarsoft products, $0.8 million as a result of the Internet AutoParts, Inc. acquisition, $0.4 million in growth in our content and connectivity offerings as well as support price increases, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
Cost of systems revenues	$59,453	$50,447	$9,006	18%
Cost of services revenues	41,707	36,702	5,005	14%
Total cost of revenues	101,160	87,149	14,011	16%
Sales and marketing	41,397	34,514	6,883	20%
Product development	25,862	21,492	4,370	20%
General and administrative	18,501	18,414	87	—%
Depreciation and amortization	40,818	34,098	6,720	20%
Acquisition-related costs	2,392	591	1,801	305%
Restructuring costs	1,649	572	1,077	188%
Total other operating expenses	130,619	109,681	20,938	19%
Interest expense	(22,947)	(22,900)	(47)	—%
Other income (expense), net	(709)	1,690	(2,399)	(142)%
Income tax benefit	$(4,080)	$(4,190)	$110	(3)%

•
Cost of systems revenues - Cost of systems revenues increased by $9.0 million, or 18%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily attributable to the inclusion of $5.3 million of Solarsoft costs as well as a result of increased systems revenues and a higher mix of hardware revenues.

•
Cost of services revenues - Cost of services revenues increased by $5.0 million, or 14%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily attributable to the inclusion of $4.0 million of Solarsoft costs as well as a $1.0 million increase in cost of services revenues primarily attributable to increased employee related costs due to higher headcount and benefits costs.

Total other operating expenses increased by $20.9 million, or 19%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was due to the inclusion of $14.3 million of SolarSoft costs as well as a $6.6 million increase as described in more detail below.

•
Sales and marketing - Sales and marketing expenses increased by $6.9 million, or 20%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily the result of the inclusion of $3.5 million of Solarsoft expenses, a $2.7 million increase in employee related costs primarily due to increased headcount and benefits costs and a $0.4 million increase in marketing and trade show expenses.

•
Product development - Product development expenses increased by $4.4 million, or 20%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily the result of the inclusion of $2.4 million of Solarsoft expenses as well as $1.7 million of increased employee related costs as a result of increased headcount and benefits costs.

•
General and administrative - General and administrative expenses increased by $0.1 million, or 0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily the result of the inclusion of $1.7 million of Solarsoft expenses and a $0.5 million increase in employee related costs primarily due to increased headcount partially offset by a $1.2 million decrease in bad debt expense and a $1.0 million decrease in legal fees.

•
Depreciation and amortization - Depreciation and amortization expense was $40.8 million for the three months ended March 31, 2013 compared to $34.1 million for the three months ended March 31, 2012, an increase of $6.7 million, or 20%. The increase was primarily a result of $4.2 million due to the SolarSoft acquisition as well as an increase for depreciation and amortization expense as a result of increased depreciation of $1.7 million related to facility leasehold improvements costs and capitalized IT equipment costs, and $0.8 million of amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $2.4 million for the three months ended March 31, 2013 as compared to $0.6 million for the three months ended March 31, 2012. The acquisition costs for the three months ended March 31, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft. The acquisition costs for the three months ended March 31, 2012 consisted primarily of integration related activities due to the Acquisitions and legal costs related to the purchase of Internet AutoParts, Inc.

•
Restructuring costs - During the three months ended March 31, 2013, we incurred $1.6 million of restructuring costs primarily as a result of consolidating certain excess facilities and eliminating certain employee positions in connection with the acquisition of Solarsoft. During the three months ended March 31, 2012, we incurred $0.6 million of restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions and consolidating certain excess facilities as a result of the Acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. See Note 9 - Restructuring Costs, in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended March 31, 2013 and 2012 was $22.9 million and $22.9 million, respectively. The year over year increase in our debt level, related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition, resulted in increased interest expense of approximately $0.5 million which was substantially offset by the 0.5% interest rate reduction in our senior secured term loan which was refinanced on March 7, 2013. See Note 4 - Debt, in our unaudited condensed consolidated financial statements.

Other income (expense), net
Other income (expense) for the three months ended March 31, 2013 was expense of $0.7 million compared to income of $1.7 million for the three months ended March 31, 2012. The three months ended March 31, 2013 consisted primarily of $0.9 million of foreign exchange losses, partially offset by $0.2 million of interest income and gain on marketable securities. The three months ended March 31, 2012 consisted primarily of $1.1 million of foreign exchange gains and $0.9 million of earnings from our minority interest in Internet Auto Parts, Inc.
Income tax expense (benefit)
We recognized an income tax benefit of $4.1 million, or 24.2% of pre-tax loss, for the three months ended March 31, 2013 compared to an income tax benefit of $4.2 million, or 30.7% of pre-tax loss, for the three months ended March 31, 2012. Our income tax rate for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including restricted unit compensation; release of deferred tax assets from foreign NOL, and earnings that are currently taxes in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through

960. Our effective tax rate for the three months ended March 31, 2012 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries and non-deductible expenses.
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
ERP	$45,236	$33,954	$11,282	33%
Retail Solutions	9,958	9,033	925	10%
Retail Distribution	17,031	17,570	(539)	(3)%
Total segment contribution margin	$72,225	$60,557	$11,668	19%

•
ERP contribution margin - Contribution margin for ERP increased by $11.3 million, or 33%, for the three months ended March 31, 2013 as compared to the same period in the prior year. The Solarsoft acquisition contributed $5.8 million of contribution margin for the three months ended March 31, 2013. Additionally, contribution margin increased due to a $6.7 million increase in support margins (as a result of a $3.5 million reduction in the deferred revenue purchase accounting adjustments and a $3.2 million increase in support margins primarily driven by maintenance and SaaS service revenue growth), a $0.3 million increase in systems margins driven by increased revenues, a $1.2 million reduction in legal related costs, and a $0.9 million reduction in bad debt expense partially offset by a $3.5 million increase in employee related expenses primarily as a result of increased headcount in sales and marketing and product development and increased benefits costs.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions increased by $0.9 million, or 10%, for the three months ended March 31, 2013 as compared to the same period in the prior year. The increase was primarily as a result of a $0.8 million increase in systems margins as a result of higher hardware and professional services revenues, a $0.4 million increase in support margins primarily as a result of a $0.3 million decrease in deferred revenue purchase accounting adjustments and a $0.4 million reduction in bad debt expense, partially offset by a $0.5 million increase in employee related expenses primarily relating to increased headcount in sales and marketing and product development.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution decreased by $0.5 million, or 3%, for the three months ended March 31, 2013 as compared to the same period in the prior year. The Solarsoft acquisition contributed $0.3 million of contribution margin for the three months ended March 31, 2013. The decrease was primarily the result of a $1.0 million decrease in systems gross margins due to decreased systems revenues, a $0.5 million increase in employee related benefits costs partially offset by a $1.0 million increase in support margins primarily attributable to incremental contribution margins from our Internet AutoParts, Inc. acquisition and growth in content and connectivity offerings.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Segment contribution margin	$72,225	$60,557
Corporate and unallocated costs	(18,935)	(14,596)
Share-based compensation expense	(1,659)	(3,154)
Depreciation and amortization	(40,818)	(34,098)
Acquisition-related costs	(2,392)	(591)
Restructuring costs	(1,649)	(572)
Interest expense	(22,947)	(22,900)
Other income (expense), net	(709)	1,690
Loss before income taxes	$(16,884)	$(13,664)

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Total revenues
Our total revenues were $467.0 million and $413.8 million during the six months ended March 31, 2013 and 2012, respectively. Total revenues increased by $53.2 million, or 13%, during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. Of this increase, $38.1 million was attributable to revenue from Solarsoft products.

The following table sets forth our segment revenues by systems and services for the six months ended March 31, 2013 and 2012, and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
ERP revenues:
Systems:
License	$44,645	$47,435	$(2,790)	(6)%
Professional services	71,937	63,880	8,057	13%
Hardware	8,323	7,640	683	9%
Other	239	245	(6)	(2)%
Total systems	125,144	119,200	5,944	5%
Services	162,620	127,575	35,045	27%
Total ERP revenues	287,764	246,775	40,989	17%

Retail Solutions revenues:
Systems:
License	6,584	10,679	(4,095)	(38)%
Professional services	17,896	16,983	913	5%
Hardware	12,626	8,546	4,080	48%
Other	—	—	—	—%
Total systems	37,106	36,208	898	2%
Services	32,104	30,132	1,972	7%
Total Retail Solutions revenues	69,210	66,340	2,870	4%

Retail Distribution revenues:
Systems:
License	10,157	9,364	793	8%
Professional services	9,219	7,005	2,214	32%
Hardware	10,084	9,156	928	10%
Other	2,228	2,362	(134)	(6)%
Total systems	31,688	27,887	3,801	14%
Services	78,343	72,781	5,562	8%
Total Retail Distribution revenues	110,031	100,668	9,363	9%

Total revenues:
Systems:
License	61,386	67,478	(6,092)	(9)%
Professional services	99,052	87,868	11,184	13%
Hardware	31,033	25,342	5,691	22%
Other	2,467	2,607	(140)	(5)%
Total systems	193,938	183,295	10,643	6%
Services	273,067	230,488	42,579	18%
Total revenues	$467,005	$413,783	$53,222	13%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues during the six months ended March 31, 2013. This compares to the six months ended March 31, 2012, where ERP and Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues. The shift in ERP, Retail Solutions and Retail Distribution's percentage of total revenues is primarily attributable to revenue from Solarsoft products during the six months ended March 31, 2013, which contributed $31.2 million to ERP revenues and $6.9 million to Retail Distribution revenues during the six months ended March 31, 2013. See Note 11 - Segment Reporting - in our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

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

	Six Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
Systems revenues
ERP	$125,201	$119,559	$5,642	5%
Retail Solutions	37,389	36,562	827	2%
Retail Distribution	32,363	28,184	4,179	15%
Deferred revenue purchase accounting adjustment	(1,015)	(1,010)	(5)	—%
Total systems revenues	193,938	183,295	10,643	6%
Services revenues
ERP	165,186	139,240	25,946	19%
Retail Solutions	32,107	31,145	962	3%
Retail Distribution	79,273	73,062	6,211	9%
Deferred revenue purchase accounting adjustment	(3,499)	(12,959)	9,460	(73)%
Total services revenues	273,067	230,488	42,579	18%

Total revenues
ERP	290,387	258,799	31,588	12%
Retail Solutions	69,496	67,707	1,789	3%
Retail Distribution	111,636	101,246	10,390	10%
Deferred revenue purchase accounting adjustment (1)	(4,514)	(13,969)	9,455	(68)%
Total revenues	$467,005	$413,783	$53,222	13%

(1) For the six months ended March 31, 2013, Solarsoft's deferred revenue purchase accounting adjustment was approximately $3.8 million.

•
ERP revenues - ERP revenues increased by $41.0 million, or 17%, for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. Of this increase, $31.2 million was attributable to revenue from Solarsoft products.

◦
ERP systems revenues increased by $6.0 million, or 5%, during the six months ended March 31, 2013. Revenue from Solarsoft products contributed $15.7 million which was offset by a $9.7 million decrease primarily due to an $7.8 million decrease in license revenues, a $1.4 million decrease in hardware revenues and a $0.5 million decrease in professional services revenues. This decrease was primarily driven by large strategic deals in the prior year, a change in a portion of our sales compensation plans from December to September in the current fiscal year (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter). Additionally our America's region license and professional services revenues have been adversely impacted by the macroeconomic uncertainty that existed in the U.S. Our EMEA systems revenues improved slightly despite the ongoing weak economic conditions while systems revenues in our APAC region increased primarily as a result of the Cogita acquisition.

◦
ERP services revenues increased by $35.0 million, or 27%, during the six months ended March 31, 2013. Revenue from services related to Solarsoft products contributed $15.5 million in addition to a $19.5 million increase primarily as a result of an $11.6 million reduction in deferred revenue purchase accounting adjustments, a $7.9 million increase in support revenues primarily as a result of the addition of new maintenance and SaaS customers and support price increases, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues increased by $2.9 million, or 4%, during the six months ended March 31, 2013, as compared to the six months ended March 31, 2012. Retail Solutions systems and services revenues increased by $0.9 million and $2.0 million, respectively. The increase in systems revenue was primarily attributable to a $4.1 million increase in hardware revenues as a result of large strategic hardware deals and a $0.9 million increase in professional services revenues, partially offset by a $4.1 million decrease in license revenues as a result of large strategic deals in the prior year as well as the change in the sales compensation plan year end from December to September, (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter). The increase in services revenues was primarily due to a $1.0 million decrease in deferred revenue purchase accounting adjustments, growth in hosting revenues, as well as support price increases, partially offset by legacy platform attrition.

•
Retail Distributions revenues - Retail Distribution revenues increased by $9.4 million, or 9%, during the six months ended March 31, 2013, as compared to the six months ended March 31, 2012. Revenue from Solarsoft products contributed $6.9 million of this increase, and the remaining $2.5 million was primarily the result of increased services revenues. Retail Distribution systems revenues increased by $3.8 million primarily due to the inclusion of $4.0 million of revenue from services related to Solarsoft products, partially offset by a $0.2 million decrease as a result of lower professional services and license revenues, partially offset by higher hardware revenues. Retail Distribution services revenues increased by $5.6 million due to the inclusion of $2.9 million of revenue from Solarsoft products, $1.8 million as a result of the Internet AutoParts, Inc. acquisition, $0.9 million in growth in our content and connectivity offerings as well as support price increases, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
Cost of systems revenues	$115,387	$102,733	$12,654	12%
Cost of services revenues	81,840	72,729	9,111	13%
Total cost of revenues	197,227	175,462	21,765	12%
Sales and marketing	81,448	73,855	7,593	10%
Product development	49,674	42,137	7,537	18%
General and administrative	37,302	39,684	(2,382)	(6)%
Depreciation and amortization	80,536	67,843	12,693	19%
Acquisition-related costs	3,844	2,821	1,023	36%
Restructuring costs	3,493	4,212	(719)	(17)%
Total other operating expenses	256,297	230,552	25,745	11%
Interest expense	(46,989)	(45,358)	(1,631)	4%
Other income (expense), net	(424)	365	(789)	(216)%
Income tax benefit	$(7,565)	$(10,328)	$2,763	(27)%

•
Cost of systems revenues - Cost of systems revenues increased by $12.7 million, or 12%, during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase was primarily attributable to the inclusion of $10.2 million of Solarsoft cost of systems revenues during the six months ended March 31, 2013 as well as a $2.3 million increase in hardware costs due to higher hardware revenues, a $1.2 million increase in professional services costs primarily due to increased headcount, partially offset by $1.0 million of lower license costs as a result of lower third party software costs due to lower revenue.

•
Cost of services revenues - Cost of services revenues increased by $9.1 million or 13%, during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase was primarily attributable to the inclusion of $7.7 million of Solarsoft cost of services revenues during the six months ended March 31, 2013, as well as a $1.9 million increase in employee related costs, partially offset by a $0.7 million decrease in outside services costs.

Total other operating expenses increased by $25.7 million, or 11%, during the six months ended March 31, 2013, compared to the six months ended March 31, 2012. The increase was primarily due to the inclusion of $26.5 million of SolarSoft total other operating expenses.

•
Sales and marketing - Sales and marketing expenses increased by $7.6 million, or 10%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase was primarily the result of the inclusion of $6.6 million of Solarsoft expenses, a $4.1 million increase in salary and benefits expenses and a $0.9 million increase in marketing expenses, partially offset by $3.8 million in lower commissions and a $0.4 million reduction in incentive compensation.

•
Product development - Product development expenses increased by $7.5 million, or 18%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase was primarily the result of the inclusion of $4.5 million of Solarsoft expenses for the six months ended March 31, 2013, as well as a $3.0 million increase in employee related costs primarily due to increased headcount and benefits costs, partially offset by lower incentive compensation.

•
General and administrative - General and administrative expenses decreased by $2.4 million, or 6%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The decrease was primarily the result of a $3.1 million reduction in bad debt expense, a $2.8 million decrease in legal related costs and a $0.2 million reduction of employee related costs, partially offset by the inclusion of $3.7 million of Solarsoft expenses.

•
Depreciation and amortization - Depreciation and amortization expense was $80.5 million for the six months ended March 31, 2013 compared to $67.8 million for the six months ended March 31, 2012, an increase of $12.7 million, or 19%. The increase was primarily a result of $7.9 million due to the SolarSoft acquisition as well as an increase for depreciation and amortization expense as a result of $3.0 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $1.8 million of amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $3.8 million for the six months ended March 31, 2013 as compared to $2.8 million for the six months ended March 31, 2012. The acquisition costs for the six months ended March 31, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft. The acquisition costs for the six months ended March 31, 2012 consisted primarily of costs related to the integration related activities due to the Acquisitions.

•
Restructuring costs - During the six months ended March 31, 2013, we incurred $3.5 million of restructuring costs primarily as a result of our consolidating certain excess facilities and eliminating certain employee positions in connection with the acquisition of Solarsoft. During the six months ended March 31, 2012, we incurred $4.2 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions. See Note 9 - Restructuring Costs, in our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the six months ended March 31, 2013 and 2012 was $47.0 million and $45.4 million, respectively. The year over year increase in our debt level, related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition, during the six months ended March 31, 2013 resulted in increased interest expense of approximately $1.1 million as well as additional interest paid on tax liabilities, which was partially offset by the 0.5% interest rate reduction in our senior secured term loan which was refinanced on March 7, 2013. See Note 4 - Debt, in our unaudited condensed consolidated financial statements.
Other income (expense), net

Other income (expense) for the six months ended March 31, 2013 was expense of $0.4 million compared to income of $0.4 million for the six months ended March 31, 2012. The six months ended March 31, 2013 consisted primarily of $0.9 million of foreign exchange losses, partially offset by $0.2 million of interest income and $0.2 million of recoveries from sales tax audits, and $0.1 million of other income from marketable securities. The six months ended March 31, 2012 included $0.9 million of earnings from our minority interest in Internet AutoParts, Inc., partially offset by a loss on disposal of fixed assets of $0.5 million.

Income tax expense (benefit)
We recognized an income tax benefit of $7.6 million, or 22.3% of pre-tax loss, for the six months ended March 31, 2013 compared to an income tax benefit of $10.3 million, or 27.7% of pre-tax loss, for the six months ended March 31, 2012. Our income tax rate for the six months ended March 31, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Our effective tax rate for the six months ended March 31, 2012 differed from the statutory rate primarily due to lower tax rates of foreign subsidiaries and non-deductible expenses.
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the six months ended March 31, 2013 and 2012 is as follows:

	Six Months Ended
(in thousands, except percentages)	March 31, 2013	March 31, 2012	Variance $	Variance %
ERP	$88,761	$65,406	$23,355	36%
Retail Solutions	20,346	21,514	(1,168)	(5)%
Retail Distribution	33,175	32,120	1,055	3%
Total segment contribution margin	$142,282	$119,040	$23,242	20%

•
ERP contribution margin - Contribution margin for ERP increased by $23.4 million, or 36%, for the six months ended March 31, 2013 as compared to the same period in the prior year. Solarsoft contributed $9.0 million of contribution margin for the six months ended March 31, 2013, additionally contribution margin increased due to a $19.7 million increase in support margins (as a result of an $11.6 million reduction in deferred revenue purchase accounting adjustments and a $8.1 million increase in support margins driven by support and SaaS revenue growth and support price increases, partially offset by legacy platform attrition), as well as a $2.9 million reduction in legal fees, a $2.7 million reduction in commissions as a result of lower license revenues and a $2.5 million reduction in bad debt expense, partially offset by a $8.6 million decrease in systems revenue margins as a result of lower systems revenues as well as a $4.5 million increase in sales and marketing and product development employee related expenses.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $1.2 million, or 5%, for the six months ended March 31, 2013 as compared to the same period in the prior year. The decrease was primarily as a result of a $3.1 million reduction in systems margins as a result of a higher mix of hardware revenues in the current year and a $0.5 million increase in product development employee related expenses, partially offset by a $1.2 million reduction in sales commissions as a result of lower systems revenues, a $1.3 million increase in support margins driven by a $1.0 million decrease in deferred revenue purchase accounting adjustments and support revenue growth.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $1.1 million, or 3%, for the six months ended March 31, 2013 as compared to the same period in the prior year. Solarsoft contributed $0.3 million of contribution margin for the six months ended March 31, 2013. Additionally contribution margin increased by $2.2 million as a result of increased support margins driven by revenue from the Internet AutoParts, Inc. acquisition and increased support revenues and a lower deferred revenue purchase accounting adjustment as well as a $0.2 million reduction in bad debt expense, partially offset by a $0.3 million decrease in systems revenue margins as a result of lower systems revenues, a $1.1 million increase in sales and marketing and product development employee related expenses and a $0.5 million increase in employee related expenses.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Six Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Segment contribution margin	$142,282	$119,040
Corporate and unallocated costs	(37,734)	(32,595)
Share-based compensation expense	(3,194)	(3,800)
Depreciation and amortization	(80,536)	(67,843)
Acquisition-related costs	(3,844)	(2,821)
Restructuring costs	(3,493)	(4,212)
Interest expense	(46,989)	(45,358)
Other income (expense), net	(424)	365
Loss before income taxes	$(33,932)	$(37,224)

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our Senior Secured Credit Facilities (the “senior secured credit agreement”), and senior notes. We believe that these sources will provide sufficient liquidity for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our senior secured credit agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of completing the Acquisitions and the acquisition of Solarsoft, we have significant leverage. As of March 31, 2013, our total indebtedness was $1,366.9 million ($1,360.1 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $31.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the six months ended March 31, 2013 was $47.0 million.

Amendment to Term Loan

On March 7, 2013, we entered into Amendment No. 1 (the “Amendment”) to the 2011 credit agreement (as amended, our “senior secured credit agreement”) to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the senior secured credit agreement. The Amendment reduced the interest rate margin on the term loans by 0.5% per annum, and increased the outstanding principal amount by $3.1 million. As a result of the Amendment, our annual principal payments will decrease by $0.1 million per annum through March 31, 2018, and our payment at maturity will increase by approximately $3.6 million. Our annual interest payments will decrease by approximately $4.3 million per year. We have reflected the impact of these amendments in the table below. See Note 4 - Debt for more information on the senior secured credit agreement including the Amendment made in March 2013.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations:	Total	2013	2014	2015	2016	2017	2018 and Beyond
Long-term debt obligations (1)	$1,322,865	$4,300	$8,615	$8,600	$8,600	$8,600	$1,284,150
Repayment of revolving credit facility (2)	44,000	—	—	—	44,000	—	—
Operating lease obligations(3)	67,846	9,651	14,327	11,320	8,106	7,492	16,950
Interest obligations (4)	463,700	41,010	80,941	80,548	79,556	77,772	103,873
Pension benefit payments	2,635	216	421	421	421	421	735
Purchase obligations	15	15	—	—	—	—	—
Total	$1,901,061	$55,192	$104,304	$100,889	$140,683	$94,285	$1,405,708

(1) Includes current portion of long-term debt, except for the balance outstanding on our revolving credit facility. See Note 4 - Debt in the notes to our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations.
(2) Includes repayment for our revolving credit facility. We have included the revolving credit facility within current portion of long-term debt because we plan to repay the outstanding balance on the facility by the end of fiscal 2013. We are not contractually required to repay the facility until fiscal 2016, however. As a result, we have included the repayment of the revolving credit facility in the fiscal 2016 column of the above table.
(3) See Note 12 - Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements for additional information regarding our operating lease obligations.
(4) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given the uncertainties in future interest rates we have not included the potential impact of interest rate swaps.

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2013 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We believe that our cash and cash equivalents balance as of March 31, 2013, our $31.0 million of borrowing capacity available on our senior secured credit facility and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months. We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $31.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

In October 2012, we borrowed $69.0 million on our revolving credit facility. As of March 31, 2013, we have repaid $25.0 million of the revolving credit facility, and our outstanding balance on the facility as of March 31, 2013 is $44.0 million. The revolving credit facility expires in May 2016, and we are not required to repay the $44.0 million until then. We are planning to repay the drawn balance during the next twelve months using cash provided by operations, and as a result, we have included these borrowings within the current portion of long-term debt in our unaudited condensed consolidated balance sheet as of March 31, 2013. We have included the repayment of the revolving credit facility in the 2016 column of the above contractual commitments table based upon its contractual due date.

In October 2012, in connection with the acquisition of Solarsoft, we assumed operating leases with the following future rental commitments as of March 31, 2013 (in thousands):

Amount
Six months ending September 30, 2013	$1,763

Year ending September 30:
2014	1,334
2015	1,000
2016	712
2017	657
Thereafter	—
Total	$5,466

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of March 31, 2013.

Cash Flows

Operating Activities

Cash provided by operating activities consists of our net loss adjusted for certain non-cash items, primarily amortization, depreciation, deferred income taxes, and the effect of changes in working capital and other activities. Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their maintenance agreements. We also generate significant cash from new license revenues as well as revenues from our professional services and sales of hardware. Our primary uses of cash from operating activities are for employee related expenditures, third party royalties and maintenance, the cost of hardware products, and payment of interest on our debt.

Cash provided by operating activities was $66.5 million and $71.3 million for the six months ended March 31, 2013 and 2012, respectively. Our net loss plus non-cash items provided $60.9 million and $47.3 million for the six months ended March 31, 2013 and 2012, respectively. This year over year increase was primarily driven by incremental revenues from the Solarsoft acquisition as well as organic revenue growth, partially offset by approximately a $2.0 million increase in cash paid for interest expense due to our increased debt level. Changes in operating assets and liabilities provided $5.6 million and $24.0 million for the six months ended March 31, 2013 and 2012, respectively. The prior year change in operating assets in liabilities was primarily due to an increase in deferred revenue.
Investing Activities

Net cash used in our investing activities was $163.6 million for the six months ended March 31, 2013. The cash used in investing activities was primarily $152.8 million for the acquisition of Solarsoft, as well as purchases of $6.6 million of property and equipment, and $5.6 million for capitalization of database and software costs, partially offset by $1.4 million proceeds from sale of short-term investments. Cash used in investing activities for the six months ended March 31, 2012 was $23.5 million and included $15.8 million used for purchases of property and equipment, $5.4 million used for capitalized computer software and database costs, and $2.3 million for the purchase of Internet Auto Parts, Inc. The increase in cash used for investing activities was primarily attributable to cash used for the SolarSoft acquisition, partially offset by a decrease in cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $41.1 million for the six months ended March 31, 2013. The cash provided by financing activities included $44.0 million of net proceeds from our revolving credit facility and $3.1 million of proceeds from refinancing our senior secured term loan, offset by $4.3 million of payments on long-term debt and $1.6 million of payments of financing fees related to the Amendment. Cash used in financing activities for the six months ended March 31, 2012 was $2.2 million and included $4.4 million of payments on long-term debt, offset by $2.2 million of proceeds from a loan from our parent company, Eagle Topco, LP.

Cash held in foreign jurisdictions

As of March 31, 2013, we held $53.7 million of cash outside of the U.S. Approximately 31% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 69% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

Senior Secured Credit Agreement

On March 7, 2013, we entered into Amendment No. 1 (the “Amendment”) to the 2011 credit agreement (as amended, our “senior secured credit agreement”) to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the senior secured credit agreement. As of March 31, 2013, we had $857.9 million (before $6.8 million unamortized original issue discount as of March 31, 2013) outstanding related to the amended term loan. In addition, we have an additional availability of $31.0 million as a result of our undrawn revolving credit facility. In October 2012, we borrowed $69.0 million against the revolving credit facility in connection with the acquisition of SolarSoft. We have since repaid $25.0 million of the borrowings against the revolving credit facility.

The borrowings under the senior secured credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of March 31, 2013, we had $857.9 million outstanding under the amended term loan, $69.0 million outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 4.5%, and the interest rate applicable to the revolving credit facility was 3.70%.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the senior secured credit agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the senior secured credit agreement require compliance with various covenants and amounts repaid under the term loans may not be re-borrowed.

For more information, see Note 4 - Debt - in the unaudited condensed consolidated financial statements included elsewhere in this filing.

Calculation of Excess Cash Flow

The senior secured credit agreement requires us to make certain mandatory prepayments when we generate excess cash flow. Excess cash flow under the senior secured credit agreement is calculated as net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The calculated excess cash flow may be reduced based on our attained ratio of consolidated total debt to EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior notes and our senior secured credit agreement), all as defined in the senior secured credit agreement. Pursuant to the terms of the senior secured credit agreement, excess cash flow is measured on an annual basis. Our next required excess cash flow measurement will occur at the end of fiscal 2013. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year.

Senior Notes

As of March 31, 2013, we had senior notes outstanding of $465.0 million in principal amount at an interest rate of 8.625%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 4 - Debt of the unaudited condensed consolidated financial statements included elsewhere in this filing.

Covenant Compliance

Amendment to Term Loan
On March 7, 2013, we amended our 2011 credit agreement (as amended, our “senior secured credit agreement”) to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the 2011 credit agreement. The financial covenants in the 2011 credit agreement continue to apply under the senior secured credit agreement.
The terms of the senior secured credit agreement and the senior notes restrict certain activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The senior secured credit agreement also contains certain customary affirmative covenants and events of default.
Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2013, the applicable ratio is 4.50:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.
At March 31, 2013, we had a $44.0 million outstanding balance under the revolving credit facility, we were subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the senior secured credit agreement and the senior notes.
We use consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, a non-GAAP financial measure, to determine our compliance with certain covenants contained in the senior secured credit agreement and the senior notes. For covenant calculation purposes, “adjusted EBITDA” is defined as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities. The breach of covenants in our senior secured credit agreement that are tied to ratios based on adjusted EBITDA could result in a default under that agreement and under our indenture governing the senior notes.
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
As Adjusted EBITDA is included in the calculation of the maximum first lien senior secured leverage ratio covenant, our management believes that Adjusted EBITDA is a key performance indicator for us. As the covenant is calculated using Adjusted EBITDA for the previous twelve months, a calculation of Adjusted EBITDA for the twelve months ended March 31, 2013 is presented below. We did not have outstanding borrowings on the senior secured revolving credit facility as of March 31, 2012, and as a result, the maximum first lien senior secured leverage ratio was not in effect at March 31, 2012. As a result, we have not presented a calculation of Adjusted EBITDA for the twelve month period ended March 31, 2012.

The table below presents a reconciliation of our Net loss to Adjusted EBITDA for the twelve months ended March 31, 2013.

Twelve Months Ended
(in thousands)	March 31, 2013
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(38,556)
Interest expense	92,113
Income tax benefit	(8,772)
Depreciation and amortization	151,678
EBITDA	196,463
Acquisition-related costs	9,868
Restructuring costs	4,057
Deferred revenue and other purchase accounting adjustments	6,678
Share-based compensation expense	7,702
Management fees paid to Apax	1,945
Other	6,524
Adjusted EBITDA	$233,237

The following table presents the Maximum First Lien Senior Secured Leverage Ratio required as of March 31, 2013 under the senior secured credit agreement:

	Covenant Requirement	Our Ratio
Senior Secured Credit Agreement (1)
Maximum First Lien Senior Secured Leverage Ratio	4.50x	3.55x
Note: The above covenant compliance ratio does not include the impact of acquired Adjusted EBITDA from the Solarsoft acquisition for periods prior to the acquisition date.
________________________________________

(1)
Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings, may not exceed the applicable ratio of our outstanding senior secured leverage and other secured borrowings, less cash and cash equivalents, to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2013, the applicable ratio is 4.50x, which ratio incrementally steps down to 3.25x over the term of the revolving loan facility.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At March 31, 2013, under our senior secured credit agreement, we had $857.9 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of senior notes, and $44.0 million in outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates. At March 31, 2013, a hypothetical 0.25% increase in floating rates would increase interest expense by $0.1 million annually.

As of March 31, 2013, we had an outstanding hedging instrument consisting of two components to manage and reduce the risk inherent in interest rate fluctuations. The first component is an 18-month interest rate cap on an initial notional amount of $534.6 million, which caps the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through March 31, 2013. The second component is a 30-month interest rate swap with an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt commencing with the 30-month period beginning March 31, 2013 through September 30, 2015.

See Note 5 - Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the six months ended March 31, 2013, we recorded a net foreign currency loss of approximately $0.9 million. An effective 1% change in average currency rates would affect our revenues and expenses by approximately $0.4 million.
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

After the parties had completed fact discovery and begun expert discovery, plaintiffs sought leave to amend their complaint to add two new defendants, the Company's former chief financial officer and the Company's former financial advisor, Moelis & Company. On February 22, 2013, the Court granted plaintiffs leave, and plaintiffs' Third Amended Complaint was filed. On April 29, 2013, the Court overruled demurrers by the new defendants to the Third Amended Complaint.

In light of the amendment of the complaint and the addition of the two new parties, the prior case schedule and trial date have been amended. Pursuant to a stipulation from the parties, the Court has continued the trial date to April 28, 2014.

                We believe this lawsuit is without merit and will vigorously defend against the claims.  We cannot, however, predict the outcome of litigation.  Nor can we currently estimate a reasonably possible range of loss for this action.

Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, except as set forth below.

Epicor is a “voluntary filer” with the SEC which may reduce the information you have access to regarding the Company, its controlling stockholders and certain transactions.

The Company is a “voluntary filer” with the SEC and is not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the indenture governing its senior notes, the Company files an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form. However, the Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002 and is not subject to certain other statutory provisions such as prohibitions on personal loans to directors and executive officers, the requirement to have a fully independent audit committee and the requirement to disgorge profits following an accounting restatement. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or dispositions of the Company’s securities or their plans regarding their influence and control over the Company, nor is the Company required to distribute proxy materials in connection with its annual meeting. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act exempted issuers other than large accelerated filers and accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Finally, the Company’s securities are not listed on an exchange and, accordingly, the Company is not subject to the corporate governance requirements set forth in the listing rules of NASDAQ, the New York Stock Exchange or any other exchange. Therefore, the Company’s status as a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling stockholders and limits the governance requirements to which the Company is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In October 2012, November 2012 and February 2013, certain employees were granted 321,000, 300,000 and 600,000 Series C restricted units, respectively. See Note 10 — Restricted Partnership Unit and Employee Stock Plans — in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for further information.
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

ITEM 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
Item 6 — Exhibits

(a)	Index to Exhibits.
The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: May 13, 2013	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: May 13, 2013	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1	Schedules and Exhibits to the Credit Agreement, dated as of May 16, 2011***

10.2
Amendment No. 1 dated as of March 7, 2013 to Credit Agreement dated as of May 16, 2011, among the Company, EGL Holdco, Inc, Royal Bank of Canada, as administrative agent, and each lender from time to time party thereto**

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

101
The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* Furnished not filed herewith
** Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on March 13, 2013.
*** This exhibit consists of the schedules and exhibits to the Credit Agreement, dated as of May 16, 2011, among the Company, EGL Holdco, Inc., Royal Bank of Canada, as administrative agent and each lender from time to time party thereto (the “2011 Credit Agreement”). These schedules and exhibits were initially omitted from the 2011 Credit Agreement that was filed with the Securities and Exchange Commission on January 11, 2012 as Exhibit 10.1 to the Registration Statement on Form S-4 (file no. 333-178959).