Form 10-K/A
period 2012-09-30
Epicor Software Corp
filed 2013-05-30
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4120 Dublin Boulevard
Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

(800) 999-1809
(Registrant's telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                         Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)     Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No     ☒

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

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None
_____________________

FORM 10-K/A
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended September 30, 2012, originally filed on December 12, 2012 (the “Original Filing”). On May 16, 2011, our present company was established through the combination of two separate companies, Activant Group Inc. (“Activant”) and Epicor Software Corporation (“Legacy Epicor”). The timing of this transaction resulted in two reporting periods for the twelve month period of October 1, 2010 through September 30, 2011. These reporting periods were March 25, 2011 (“Inception”) to September 30, 2011 (“Successor”) and October 1, 2010 to May 15, 2011 (“Predecessor”). In our Original Filing, we based the discussion of our results of operations in our Management's Discussion and Analysis of Financial Condition and Results of Operations on the combined financial information of Activant and Legacy Epicor for the Successor and Predecessor periods. We are filing this Amendment solely to amend and restate the information required by Part II, Item 7 (i) to include a comparison of the historical results of operations of Activant and Legacy Epicor for the Successor and Predecessor periods, (ii) to remove references to non-GAAP combined information and related disclosures, (iii) to include a discussion comparing the results of operations for the year ended September 30, 2012 to pro forma financial information for the year ended September 30, 2011, and (iv) to include a revised summary of critical accounting estimates for our goodwill impairment analysis. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15(b) of Part IV has also been amended to reflect the filing of these currently dated certifications (Exhibit Nos. 31.1, 31.2, 32.1 and 32.2).

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART II

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

Basis of Presentation

In this Management's Discussion and Analysis, we compare our results of operations for the year ended September 30, 2012 to our results operations for the period from Inception to September 30, 2011 and to the Predecessor's results of operations for the period from October 1, 2010 to May 15, 2011. Additionally, we compare our results of operations for the period from Inception to September 30, 2011 to the Predecessor's results of operations for the year ended September 30, 2010. Finally, we compare the Predecessor's results of operations for the period from October 1, 2010 to May 15, 2011 to the Predecessor's results of operations for the year ended September 30, 2010.

As a result of the Acquisitions, our discussion of the historical results of operations often compares periods of different duration. Additionally, our discussion compares Epicor Software Corporation's results to Predecessor only results. To supplement this discussion, we have also compared our results of operations for the year ended September 30, 2012 to the Pro-Forma results of operations for the year ended September 30, 2011. See "Unaudited Pro Forma Condensed Combined Financial Data" for details regarding the preparation of the Pro-Forma results of operations for the year ended September 30, 2011.

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

Results of Operations
Year Ended September 30, 2012 Compared to the period from Inception to September 30, 2011

Total revenues

Our total revenues were $855.5 million for the year ended September 30, 2012 as compared to $304.8 million for the period from Inception to September 30, 2011. Total revenues increased by $550.7 million, or 181%, for the year ended September 30, 2012 as compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as a $13.5 million decrease in deferred revenue purchase accounting adjustments, partially offset by the seasonally high systems revenues for the period from Inception to September 30, 2011 which was primarily comprised of our fiscal fourth quarter which typically has the highest license and hardware revenue of any quarter.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$100,395	$46,796	$53,599	115%
Professional services	128,712	48,457	80,255	166%
Hardware	15,489	5,913	9,576	162%
Other	504	185	319	172%
Total systems	245,100	101,351	143,749	142%
Services	270,100	77,567	192,533	248%
Total ERP revenues	515,200	178,918	336,282	188%
Retail Solutions revenues:
Systems:
License	20,698	6,310	14,388	228%
Professional services	36,334	13,836	22,498	163%
Hardware	19,708	8,785	10,923	124%
Other	—	—	—	—
Total systems	76,740	28,931	47,809	165%
Services	61,374	23,437	37,937	162%
Total Retail Solutions revenues	138,114	52,368	85,746	164%
Retail Distribution revenues:
Systems:
License	18,078	5,930	12,148	205%
Professional services	12,821	4,016	8,805	219%
Hardware	17,946	7,867	10,079	128%
Other	4,802	2,071	2,731	132%
Total systems	53,647	19,884	33,763	170%
Services	148,496	53,585	94,911	177%
Total Retail Distribution revenues	202,143	73,469	128,674	175%
Total revenues:
Systems:
License	139,171	59,036	80,135	136%
Professional services	177,867	66,309	111,558	168%
Hardware	53,143	22,565	30,578	136%
Other	5,306	2,256	3,050	135%
Total systems	375,487	150,166	225,321	150%
Services	479,970	154,589	325,381	210%
Total revenues	$855,457	$304,755	$550,702	181%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues during the year ended September 30, 2012. This compares to the period from Inception to September 30, 2011, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 59%, 17% and 24%, respectively, of our revenues.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by systems and services excluding the impact of deferred revenue purchase accounting adjustments. Segment revenues excluding the impact of deferred revenue purchase accounting adjustments do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
Systems revenues:
ERP	$245,521	$102,651	$142,870	139%
Retail Solutions	77,384	28,930	48,454	167%
Retail Distribution	54,151	21,091	33,060	157%
Deferred revenue purchase accounting adjustment	(1,569)	(2,506)	937	(37)%
Total systems revenues	375,487	150,166	225,321	150%
Services revenues:
ERP	282,843	103,035	179,808	175%
Retail Solutions	62,497	23,437	39,060	167%
Retail Distribution	148,850	54,883	93,967	171%
Deferred revenue purchase accounting adjustment	(14,220)	(26,766)	12,546	(47)%
Total services revenues	479,970	154,589	325,381	210%
Total revenues:
ERP	528,364	205,686	322,678	157%
Retail Solutions	139,881	52,367	87,514	167%
Retail Distribution	203,001	75,974	127,027	167%
Deferred revenue purchase accounting adjustment	(15,789)	(29,272)	13,483	(46)%
Total revenues	$855,457	$304,755	$550,702	181%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $515.2 million for the year ended September 30, 2012 as compared to $178.9 million for the period from Inception to September 30, 2011. ERP revenues increased by $336.3 million, or 188%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as a $13.6 million decrease in deferred revenue purchase accounting adjustments, partially offset by seasonally higher fiscal fourth quarter systems revenues for the period from Inception to September 30, 2011.

◦
ERP systems revenues for the year ended September 30, 2012 were $245.1 million compared to $101.4 million for the period from Inception to September 30, 2011. ERP systems revenues increased by $143.7 million, or 142%, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $0.9 million decrease in deferred revenue purchase accounting adjustments, partially offset by higher fiscal fourth quarter license and hardware revenues for the period from Inception to September 30, 2011.

◦
ERP services revenues were $270.1 million for the year ended September 30, 2012 compared to $77.6 million for the period from Inception to September 30, 2011. ERP services revenues increased by $192.5 million, or 248%, primarily as a result of the comparison of a twelve month period with a four and one half month period, as well as a $12.7 million decrease in deferred revenue purchase accounting adjustments and support prices increases, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues were $138.1 million for the year ended September 30, 2012 as compared to $52.4 million for the period from Inception to September 30, 2011. Retail Solutions revenues increased by $85.7 million, or 164%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011, primarily as a result of the comparison of a twelve month period with a four and one half month period. Retail Solutions systems revenues increased by $47.8 million, or 165%, primarily as a result of the comparison of a twelve month period to a four and one half month period. Additionally we recognized a higher mix of license revenues and lower mix of hardware revenue in the year ended September 30, 2012 due to large strategic deals. Retail Solutions services revenues increased by $37.9 million, or 162%, primarily as a result of the comparison of a twelve month period with a four and one half month period.

•
Retail Distribution revenues - Retail Distribution revenues were $202.1 million for the year ended September 30, 2012 compared to $73.5 million for the period from Inception to September 30, 2011. Retail Distribution revenues increased by $128.6 million, or 175%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $1.9 million increase as a result of our acquisition of Internet Auto Parts, Inc. Retail Distribution systems revenues increased by $33.7 million, or 170%, primarily as a result of the comparison of a twelve month period with a four and one half month period. Retail Distribution services revenues increased by $94.9 million, or 177%, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $1.9 million increase as a result of our acquisition of Internet Auto Parts, Inc. and support price increase partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
Cost of systems revenues	$211,814	$81,272	$130,542	161%
Cost of services revenues	144,590	52,240	92,350	177%
Total cost of revenues	356,404	133,512	222,892	167%
Sales and marketing	147,446	53,657	93,789	175%
Product development	83,304	31,417	51,887	165%
General and administrative	75,702	27,611	48,091	174%
Depreciation and amortization	138,985	50,716	88,269	174%
Acquisition-related costs	8,845	42,581	(33,736)	(79)%
Restructuring costs	4,776	11,049	(6,273)	(57)%
Total other operating expenses	459,058	217,031	242,027	112%
Interest expense	(90,483)	(36,643)	(53,840)	147%
Other expense, net	(133)	(257)	124	(48)%
Income tax benefit	(11,535)	(26,720)	15,185	(57)%

•
Cost of systems revenues - Cost of systems revenues was $211.8 million for the year ended September 30, 2012 as compared to $81.3 million for the period from Inception to September 30, 2011. Cost of systems revenues increased by $130.5 million, or 161%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011 primarily as a result of the comparison of a twelve month period with a four and one half month period, partially offset by higher cost of systems revenues due to seasonally higher fiscal fourth quarter systems revenues for the period from Inception to September 30, 2011.

•
Cost of services revenues - Cost of services revenues was $144.6 million for the year ended September 30, 2012 compared to $52.2 million for the period from Inception to September 30, 2011. Cost of services revenues increased by $92.4 million, or 177%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011, primarily as a result of the comparison of a twelve month period with a four and one half month period, as well as an increase in the run rate of employee related expenses predominantly relating to benefits and incentive compensation.

Total other operating expenses were $459.1 million for the year ended September 30, 2012 as compared to $217.0 million for the period from Inception to September 30, 2011. Total other operating expenses increased by $242.0 million, or 112%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period, partially offset by decreases in acquisition-related costs and restructuring costs.

•
Sales and marketing - Sales and marketing expenses were $147.4 million for the year ended September 30, 2012 as compared to $53.7 million for the period from Inception to September 30, 2011. Sales and marketing expenses increased by $93.8 million, or 175%, for the year ended September 30, 2012 as compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period, as well a $2.1 million increase in share-based compensation expense and approximately a $3 million dollar increase in the run rate of other employee related costs.

•
Product development - Product development expenses were $83.3 million for the year ended September 30, 2012, as compared to $31.4 million for the period from Inception to September 30, 2011. Product development expenses increased by $51.9 million, or 165%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily a result of the comparison of a twelve month period with a four and one half month period, as well as approximately a $1.1 million increase in share-based compensation expense.

•
General and administrative - General and administrative expenses were $75.7 million for the year ended September 30, 2012 as compared to $27.6 million for the period from Inception to September 30, 2011. General and administrative expenses increased by $48.1 million, or 174%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily a result of the comparison of a twelve month period with a four and one half month period, as well as a $4.6 million increase in share-based compensation costs and higher run rate of legal related costs.

•
Depreciation and amortization - Depreciation and amortization expense was $139.0 million for the year ended September 30, 2012 compared to $50.7 million for the period from Inception to September 30, 2011. The increase was primarily the result of the comparison of a twelve month period with a four and one half month period.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012 compared to $42.6 million for the period from Inception to September 30, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs primarily consisting of due diligence fees and legal fees related to the acquisition of SolarSoft Business Systems, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the period from Inception to September 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011.

•
Restructuring costs - During the year ended September 30, 2012, we incurred $4.8 million of management approved restructuring costs primarily as a result of the Acquisitions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. During the period from Inception to September 30, 2011, we incurred $11.0 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions with the intent to streamline and focus our operations and more properly align our cost structure with our projected revenue streams. Restructuring costs decreased primarily as a result of the timing of the restructuring actions taken as a result of the Acquisitions.

Interest expense

Interest expense for the year ended September 30, 2012 was $90.5 million compared to $36.6 million for the period from Inception to September 30, 2011. The increase in interest expense was primarily a result of the comparison of a twelve month period with a four and one half month period.
Other expense, net

Other expense for the year ended September 30, 2012 was $0.1 million compared to $0.3 million for the period from Inception to September 30, 2011. Other expense, for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet Auto Parts, Inc. and $0.7 million of interest income. The period from Inception to September 30, 2011 included $0.5 million of foreign exchange losses, partially offset by $0.2 million of interest income.

Income tax benefit
We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012 compared to an income tax benefit of $26.7 million, or 32.3% of pre-tax loss, for the period from Inception to September 30, 2011. Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed during the year and the impact of changes in foreign exchange rates on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. In the period from Inception to September 30, 2011, the tax rate was lower than the federal statutory rate primarily due to non-deductible transaction costs.
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
Contribution margin for the year ended September 30, 2012 and the period from Inception to September 30, 2011 is as follows:

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
ERP	$154,127	$40,787	$113,340	278%
Retail Solutions	47,042	16,959	30,083	177%
Retail Distribution	65,787	24,190	41,597	172%
Total segment contribution margin	$266,956	$81,936	$185,020	226%

•
ERP contribution margin - ERP contribution margin for the year ended September 30, 2012 was $154.1 million as compared to $40.8 million for the period from Inception to September 30, 2011. The contribution margin for ERP increased by $113.3 million, or 278%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period and lower deferred revenue purchase accounting adjustments partially offset by the seasonality of higher fiscal fourth quarter systems revenues included in the period from Inception to September 30, 2011.

•
Retail Solutions contribution margin - Retail Solutions contribution margin for the year ended September 30, 2012 was $47.1 million as compared to $17.0 million for the period from Inception to September 30, 2011. The contribution margin for Retail Solutions increased by $30.1 million, or 177%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as a higher mix of license revenue and lower mix of hardware revenue in the year ended September 30, 2012 due to large strategic deals.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2012 was $65.8 million as compared to $24.2 million for the period from Inception to September 30, 2011. The contribution margin for Retail Distribution increased by $41.6 million, or 172%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period, as well as higher support revenues driven by the Internet Auto Parts, Inc. acquisition and support price increases.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Year Ended	Inception to
(in thousands)	September 30, 2012	September 30, 2011
Segment contribution margin	$266,956	$81,936
Corporate and unallocated costs	(66,047)	(23,378)
Share-based compensation expense	(8,308)	—
Depreciation and amortization	(138,985)	(50,716)
Acquisition-related costs	(8,845)	(42,581)
Restructuring costs	(4,776)	(11,049)
Interest expense	(90,483)	(36,643)
Other expense, net	(133)	(257)
Loss before income taxes	$(50,621)	$(82,688)

Year Ended September 30, 2012 Compared to the period from October 1, 2010 to May 15, 2011 (Predecessor)

Total revenues

Our total revenues were $855.5 million for the year ended September 30, 2012 as compared to $227.4 million for the period from October 1, 2010 to May 15, 2011. Total revenues increased by $628.1 million, or 276%, for the year ended September 30, 2012 as compared to the period October 1, 2010 to May 15, 2011. The increase in total revenues was primarily attributable to an incremental $479.4 million of revenues from Legacy Epicor, as well as a $148.7 million increase in Predecessor revenues attributable to the comparison of a twelve month period with a seven and one half month period.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	May 15, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$100,395	$17,037	$83,358	489%
Professional services	128,712	13,765	114,947	835%
Hardware	15,489	6,338	9,151	144%
Other	504	4	500	12,500%
Total systems	245,100	37,144	207,956	560%
Services	270,100	63,571	206,529	325%
Total ERP revenues	515,200	100,715	414,485	412%
Retail Solutions revenues:
Systems:
License	20,698	—	20,698	—
Professional services	36,334	—	36,334	—
Hardware	19,708	—	19,708	—
Other	—	—	—	—
Total systems	76,740	—	76,740	—
Services	61,374	—	61,374	—
Total Retail Solutions revenues	138,114	—	138,114	—
Retail Distribution revenues:
Systems:
License	18,078	11,155	6,923	62%
Professional services	12,821	9,106	3,715	41%
Hardware	17,946	13,217	4,729	36%
Other	4,802	3,127	1,675	54%
Total systems	53,647	36,605	17,042	47%
Services	148,496	90,010	58,486	65%
Total Retail Distribution revenues	202,143	126,615	75,528	60%
Total revenues:
Systems:
License	139,171	28,192	110,979	394%
Professional services	177,867	22,871	154,996	678%
Hardware	53,143	19,555	33,588	172%
Other	5,306	3,131	2,175	69%
Total systems	375,487	73,749	301,738	409%
Services	479,970	153,581	326,389	213%
Total revenues	$855,457	$227,330	$628,127	276%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues during the year ended September 30, 2012. This compares to the period from October 1, 2010 to May 15, 2011, in which the Predecessor's ERP, Solutions and Retail Distribution segments accounted for approximately 44%, 0%, and 56%, respectively, of its revenues.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by systems and services excluding the impact of deferred revenue purchase accounting adjustments. Segment revenues excluding the impact of deferred revenue purchase accounting adjustments do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	May 15, 2011	Variance $	Variance %
Systems revenues:
ERP	$245,521	$37,144	$208,377	561%
Retail Solutions	77,384	—	77,384	—
Retail Distribution	54,151	36,605	17,546	48%
Deferred revenue purchase accounting adjustment	(1,569)	—	(1,569)	—
Total systems revenues	375,487	73,749	301,738	409%
Services revenues:
ERP	282,843	63,571	219,272	345%
Retail Solutions	62,497	—	62,497	—
Retail Distribution	148,850	90,010	58,840	65%
Deferred revenue purchase accounting adjustment	(14,220)	—	(14,220)	—
Total services revenues	479,970	153,581	326,389	213%
Total revenues:
ERP	528,364	100,715	427,649	425%
Retail Solutions	139,881	—	139,881	—
Retail Distribution	203,001	126,615	76,386	60%
Deferred revenue purchase accounting adjustment	(15,789)	—	(15,789)	—
Total revenues	$855,457	$227,330	$628,127	276%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $515.2 million for the year ended September 30, 2012 as compared to $100.7 million for the period from October 1, 2010 to May 15, 2011. ERP revenues increased by $414.5 million, or 412%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011, primarily as a result of an incremental $341.3 million of ERP revenues from Legacy Epicor, as well as an increase in Predecessor ERP revenues of $73.2 million (net of a $2.4 million deferred revenue purchase accounting adjustment) which was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as an increase in the number of strategic deals in the year ended September 30, 2012.

◦
ERP systems revenues for the year ended September 30, 2012 were $245.1 million compared to $37.1 million for the period from October 1, 2010 to May 15, 2011. ERP systems revenues increased by $208.0 million, or 560%, due to an incremental $176.0 million of ERP systems revenue from Legacy Epicor, as well as an increase in Predecessor ERP systems revenue of $32.0 million which was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as an increase in the number of strategic deals in the year ended September 30, 2012.

◦
ERP services revenues were $270.1 million for the year ended September 30, 2012 compared to $63.6 million for the period from October 1, 2010 to May 15, 2011. ERP services revenues increased by $206.5 million, or 325%, due to an incremental $165.3 million of ERP services revenues from Legacy Epicor, as well as an increase in Predecessor ERP services revenues of $41.2 million (net of a $2.3 million deferred revenue purchase accounting adjustment) which was primarily attributable to the comparison of a twelve month period with a seven and one half month period and support price increases, partially offset by legacy platform attrition.

•
Retail Solutions revenues - Retail Solutions revenues were $138.1 million for the year ended September 30, 2012. The Retail Solutions segment originated in Legacy Epicor, and as such, for the period from October 1, 2010 to May 15, 2011, the Predecessor's results do not include revenues from the Retail Solutions segment. Retail Solutions systems and services revenues were $76.7 million and $61.4 million, respectively, in the year ended September 30, 2012.

•
Retail Distribution revenues - Retail Distribution revenues were $202.1 million for the year ended September 30, 2012 compared to $126.6 million for the period from October 1, 2010 to May 15, 2011. Retail Distribution revenues increased by $75.5 million or 60%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011, primarily as a result of the comparison of a twelve month period with a seven and one half month period. Retail Distribution systems revenues increased by $17.0 million (net of a $0.5 million deferred revenue purchase accounting adjustment), or 47%, primarily as a result of the comparison of a twelve month period with a seven and one half month period, partially offset by a lower run rate of hardware revenues due to a higher level of hardware upgrades in the period from October 1, 2010 to May 15, 2011. Retail Distribution services revenues increased by $58.5 million (net of a $0.4 million deferred revenue purchase accounting adjustment), or 65%, primarily as a result of the comparison of a twelve month period with a seven and one half month period, as well as a $1.9 million increase due to the Internet Auto Parts acquisition and support price increases, partially offset by legacy platform attrition.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	May 15, 2011	Variance $	Variance %
Cost of systems revenues	$211,814	$39,922	$171,892	431%
Cost of services revenues	144,590	47,866	96,724	202%
Total cost of revenues	356,404	87,788	268,616	306%
Sales and marketing	147,446	36,200	111,246	307%
Product development	83,304	19,659	63,645	324%
General and administrative	75,702	21,519	54,183	252%
Depreciation and amortization	138,985	25,322	113,663	449%
Acquisition-related costs	8,845	16,846	(8,001)	(47)%
Restructuring costs	4,776	27	4,749	17,589%
Total other operating expenses	459,058	119,573	339,485	284%
Interest expense	(90,483)	(33,069)	(57,414)	174%
Other income (expense), net	(133)	223	(356)	(160)%
Income tax benefit	(11,535)	(4,488)	(7,047)	157%

•
Cost of systems revenues - Cost of systems revenues was $211.8 million for the year ended September 30, 2012 as compared to $39.9 million for the period from October 1, 2010 to May 15, 2011. Cost of systems revenues increased by $171.9 million, or 431%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011, primarily as a result of an incremental $149.1 million of cost of systems revenues from Legacy Epicor, as well as a $22.8 million increase in Predecessor cost of systems revenues which was primarily attributable to the comparison of a twelve month period with a seven and one half month period.

•
Cost of services revenues - Cost of services revenues was $144.6 million for the year ended September 30, 2012 compared to $47.9 million for the period from October 1, 2010 to May 15, 2011. Cost of services revenues increased by $96.7 million, or 202%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011, primarily as a result of an incremental $68.7 million of cost of services revenues from Legacy Epicor, as well as a $28.0 million increase in Predecessor cost of services revenues which was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as approximately a one million dollar lower run rate of employee related expenses.

Total other operating expenses were $459.1 million for the year ended September 30, 2012 as compared to $119.6 million for the period from October 1, 2010 to May 15, 2011. Total other operating expenses increased by $339.5 million, or 284%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily attributable to incremental operating expenses from Legacy Epicor, as well as an increase in Predecessor other operating expenses which was primarily attributable to the comparison of a twelve month period with a seven and one half month period.

•
Sales and marketing - Sales and marketing expenses were $147.4 million for the year ended September 30, 2012 as compared to $36.2 million for the period from October 1, 2010 to May 15, 2011. Sales and marketing expenses increased by $111.2 million, or 307%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily attributable to an incremental $92.8 million of sales and marketing expenses from Legacy Epicor, as well as an $18.4 million increase in Predecessor sales and marketing expenses which was primarily attributable to the comparison of a twelve month period with a seven and one half month period, partially offset by approximately a three million dollar decrease in the run rate of Predecessor employee related expenses primarily due to lower share based compensation costs.

•
Product development - Product development expenses were $83.3 million for the year ended September 30, 2012, as compared to $19.7 million for the period from October 1, 2010 to May 15, 2011. Product development expenses increased by $63.6 million, or 324%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily a result of an incremental $52.9 million of product development expenses from Legacy Epicor, as well as a $10.7 million increase in Predecessor product development expenses which was primarily attributable to the comparison of a twelve month period with a seven and one half month period, partially offset by approximately a one and a half million dollar decrease in the run rate of Predecessor employee related expenses primarily due to a lower run rate of incentive bonus expenses.

•
General and administrative - General and administrative expenses were $75.7 million for the year ended September 30, 2012 as compared to $21.5 million for the period from October 1, 2010 to May 15, 2011. General and administrative expenses increased by $54.2 million, or 252%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily a result of an incremental $37.3 million of general and administrative expenses from Legacy Epicor, as well as a $16.9 million increase in Predecessor general and administrative expenses which was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as approximately a one million dollar increase in the run rate of Predecessor employee related expenses primarily due to higher share based compensation costs.

•
Depreciation and amortization - Depreciation and amortization expense was $139.0 million for the year ended September 30, 2012 compared to $25.3 million for the period from October 1, 2010 to May 15, 2011. The increase was primarily the result of additional amortization on increased intangible assets due to the Acquisitions as well as the comparison of a twelve month period with a seven and one half month period.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012, compared to $16.8 million for the period from October 1, 2010 to May 15, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs primarily consisting of due diligence fees and legal fees related to the acquisition of SolarSoft Business Systems, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the period from October 1, 2010 to May 15, 2011 included the Predecessor's acquisition costs incurred prior to the Acquisitions.

•
Restructuring costs - During the year ended September 30, 2012, we incurred $4.8 million of management approved restructuring costs primarily as a result of the Acquisitions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. During the period from October 1, 2010 to May 15, 2011, the Predecessor incurred insignificant restructuring costs.

Interest expense

Interest expense for the year ended September 30, 2012 was $90.5 million compared to $33.1 million for the period from October 1, 2010 to May 15, 2011. The increase in interest expense was primarily a result of increased debt levels after the Acquisitions, as well as the comparison of a twelve month period with a seven and one half month period partially offset by the 2011 write-off of deferred financing fees of approximately $7.8 million for retired debt instruments of the Predecessor.
Other income (expense), net

Other income (expense), net for the year ended September 30, 2012 was $0.1 million of expense compared to $0.2 million of income for the period from October 1, 2010 to May 15, 2011. Other income (expense), net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet Auto Parts, Inc. and $0.7 million of interest income. The period from October 1, 2010 to May 15, 2011 included $1.4 million of earnings from our previous minority interest in Internet Auto Parts Inc. as well as $0.3 million of foreign exchange gains, partially offset by a loss on disposal of fixed assets of $1.5 million.
Income tax benefit
We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012 compared to an income tax benefit of $4.5 million, or 34.9% of pre-tax loss from continuing operations, in the period from October 1, 2010 to May 15, 2011.  Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed during the year and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. The Predecessor’s effective tax rate for the period from October 1, 2010 to May 15, 2011 differed from the statutory rate primarily due to non-deductible transaction costs and the tax cost of repatriation of earnings from foreign subsidiaries.
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

Contribution margin for the year ended September 30, 2012 and the period October 1, 2010 to May 15, 2011 (Predecessor) is as follows:

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	May 15, 2011	Variance $	Variance %
ERP	$154,127	$44,049	$110,078	250%
Retail Solutions	47,042	—	47,042	—
Retail Distribution	65,787	40,981	24,806	61%
Total segment contribution margin	$266,956	$85,030	$181,926	214%

•
ERP contribution margin - ERP contribution margin for the year ended September 30, 2012 was $154.1 million as compared to $44.0 million for the period from October 1, 2010 to May 15, 2011. The contribution margin for ERP increased by $110.1 million, or 250%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily attributable to $67.2 million of incremental contribution margin from Legacy Epicor, as well as $42.9 million of increased Predecessor ERP contribution margin primarily due the comparison of a twelve month period with a seven and one half month period as well as an increased run rate of Predecessor’s license and professional services gross margins due to an increase in the number of strategic deals and a lower run rate for employee related expenses in sales and marketing and product development in the year ended September 30, 2012.

•
Retail Solutions contribution margin - The contribution margin for Retail Solutions was $47.0 million for the year ended September 30, 2012. The Retail Solutions segment originated in Legacy Epicor. As such, the Predecessor's results for the period from October 1, 2010 to May 15, 2011 did not include contribution margin from Retail Solutions.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2012 was $65.8 million as compared to $41.0 million for the period from October 1, 2010 to May 15, 2011. The contribution margin for Retail Distribution increased by $24.8 million, or 61%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as a $1.9 million increase services revenues as a result of the Internet Auto Parts, Inc. acquisition, a higher run rate for support revenues due to support prices increase which was partially offset by a lower systems gross margins as a result of lower hardware gross margins due to lower hardware revenue on a run rate basis as a result of a large number of hardware upgrades that occurred during the period of October 1, 2010 to May 15, 2011.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands)	September 30, 2012	May 15, 2011
Segment contribution margin	$266,956	$85,030
Corporate and unallocated costs	(66,047)	(17,153)
Share-based compensation expense	(8,308)	(5,713)
Depreciation and amortization	(138,985)	(25,322)
Acquisition-related costs	(8,845)	(16,846)
Restructuring costs	(4,776)	(27)
Interest expense	(90,483)	(33,069)
Other income (expense), net	(133)	223
Loss before income taxes	$(50,621)	$(12,877)

Period from Inception to September 30, 2011 Compared to the Year Ended September 30, 2010 (Predecessor)

Total revenues

Our total revenues were $304.8 million for the period from Inception to September 30, 2011 as compared to $369.2 million for the year ended September 30, 2010. Total revenues decreased by $64.4 million, or 17%, for the period from Inception to September 30, 2011 as compared to the year ended September 30, 2010. The decrease in total revenues was primarily attributable to a $235.0 million decrease in Predecessor revenues attributable to the comparison of a four and one half month period with a twelve month period, partially offset by an incremental $170.6 million of revenues from Legacy Epicor, as well as maintenance support price increases and content and connectivity revenue growth.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
	Inception to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance $	Variance %
ERP revenues:
Systems:
License	$46,796	$22,459	$24,337	108%
Professional services	48,457	21,944	26,513	121%
Hardware	5,913	8,488	(2,575)	(30)%
Other	185	6	179	2,983%
Total systems	101,351	52,897	48,454	92%
Services	77,567	99,233	(21,666)	(22)%
Total ERP revenues	178,918	152,130	26,788	18%
Retail Solutions revenues:
Systems:
License	6,310	—	6,310	—
Professional services	13,836	—	13,836	—
Hardware	8,785	—	8,785	—
Other	—	—	—	—
Total systems	28,931	—	28,931	—
Services	23,437	—	23,437	—
Total Retail Solutions revenues	52,368	—	52,368	—
Retail Distribution Revenues:
Systems:
License	5,930	21,931	(16,001)	(73)%
Professional services	4,016	14,341	(10,325)	(72)%
Hardware	7,867	31,934	(24,067)	(75)%
Other	2,071	5,321	(3,250)	(61)%
Total systems	19,884	73,527	(53,643)	(73)%
Services	53,585	143,565	(89,980)	(63)%
Total Retail Distribution revenues	73,469	217,092	(143,623)	(66)%
Total revenues:
Systems:
License	59,036	44,390	14,646	33%
Professional services	66,309	36,285	30,024	83%
Hardware	22,565	40,422	(17,857)	(44)%
Other	2,256	5,327	(3,071)	(58)%
Total systems	150,166	126,424	23,742	19%
Services	154,589	242,798	(88,209)	(36)%
Total revenues	$304,755	$369,222	$(64,467)	(17)%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 59%, 17% and 24%, respectively, of our revenues during the period from Inception to September 30, 2011. This compares to the year ended September 30, 2010, in which the ERP, Retail Solutions and Retail Distribution segments accounted for approximately 41%, 0% and 59%, respectively, of the Predecessor's revenues.

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

		Predecessor
	Inception to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance $	Variance %
Systems revenues:
ERP	$102,651	$52,897	$49,754	94%
Retail Solutions	28,930	—	28,930	—
Retail Distribution	21,091	73,527	(52,436)	(71)%
Deferred revenue purchase accounting adjustment	(2,506)	—	(2,506)	—
Total systems revenues	150,166	126,424	23,742	19%
Services revenues:
ERP	103,035	99,233	3,802	4%
Retail Solutions	23,437	—	23,437	—
Retail Distribution	54,883	143,565	(88,682)	(62)%
Deferred revenue purchase accounting adjustment	(26,766)	—	(26,766)	—
Total services revenues	154,589	242,798	(88,209)	(36)%
Total revenues:
ERP	205,686	152,130	53,556	35%
Retail Solutions	52,367	—	52,367	—
Retail Distribution	75,974	217,092	(141,118)	(65)%
Deferred revenue purchase accounting adjustment	(29,272)	—	(29,272)	—
Total revenues	$304,755	$369,222	$(64,467)	(17)%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $178.9 million for the period from Inception to September 30, 2011 as compared to $152.1 million for the year ended September 30, 2010. ERP revenues increased by $26.8 million, or 18%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The increase was primarily as a result of an incremental $118.2 million of ERP revenues from Legacy Epicor, partially offset by a decrease in Predecessor ERP revenues of $91.4 million which was primarily attributable to the comparison of a four and one half month period with a twelve month period.

◦
ERP systems revenues for the period from Inception to September 30, 2011 were $101.4 million compared to $52.9 million for the year ended September 30, 2010. ERP systems revenues increased by $48.5 million, or 92%, due to an incremental $73.4 million of ERP systems revenues from Legacy Epicor, partially offset by a decrease in Predecessor ERP systems revenues of $24.9 million (net of a $0.3 million deferred revenue purchase accounting adjustment) which was primarily attributable to the comparison of a four and one half month period with a twelve month period.

◦
ERP services revenues were $77.6 million for the period from Inception to September 30, 2011 compared to $99.2 million for the year ended September 30, 2010. ERP services revenues decreased by $21.7 million, or 22%, due to a decrease in Predecessor ERP services revenues of $66.5 million (net of a $6.1 million deferred revenue purchase accounting adjustment) which was primarily attributable to the comparison of a four and one half month period with a twelve month period, partially offset by an incremental $44.9 million of ERP services revenues from Legacy Epicor as well as maintenance support price increases and new customer maintenance support revenues less legacy platform maintenance attrition related to the Predecessor.

•
Retail Solutions revenues - Retail Solutions revenues were $52.4 million for the period from Inception to September 30, 2011. The Retail Solutions segment originated in Legacy Epicor, and as such, for the year ended September 30, 2010, the Predecessor's results do not include revenues from the Retail Solutions segment. Retail Solutions systems and services revenues were $28.9 million and $23.5 million, respectively, in the period from Inception to September 30, 2011.

•
Retail Distribution revenues - Retail Distribution revenues were $73.5 million for the period from Inception to September 30, 2011 as compared to $217.1 million for the year ended September 30, 2010. Retail Distribution revenues decreased by $143.6 million, or 66%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010, primarily as a result of the comparison of a four and one half month period with a twelve month period. Retail Distribution systems revenues decreased by $53.6 million (net of a $1.2 million deferred revenue purchase accounting adjustment), or 73%, primarily as a result of the comparison of a four and one half month period with a twelve month period, as well as lower sales of hardware products and licenses to existing customers as a result of stronger prior year sales driven by payment card industry compliance and lower average selling prices to new customers as a result of large strategic deals in the prior year. Retail Distribution services revenues decreased by $90.0 million (net of a $1.3 million deferred revenue purchase accounting adjustment), or 63%, primarily as a result of the comparison of a four and one half month period with a twelve month period, partially offset by price increases for support services and new customer maintenance support revenues related to the Predecessor.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

		Predecessor
	Inception to	Year Ended
(In thousands, except percentages)	September 30, 2011	September 30, 2010	Variance $	Variance %
Cost of systems revenues	$81,272	$67,986	$13,286	20%
Cost of services revenues	52,240	77,143	(24,903)	(32)%
Total cost of revenues	133,512	145,129	(11,617)	(8)%
Sales and marketing	53,657	56,390	(2,733)	(5)%
Product development	31,417	30,917	500	2%
General and administrative	27,611	28,116	(505)	(2)%
Depreciation and amortization	50,716	39,611	11,105	28%
Acquisition-related costs	42,581	2,862	39,719	1,388%
Restructuring costs	11,049	2,981	8,068	271%
Total other operating expenses	217,031	160,877	56,154	35%
Interest expense	(36,643)	(30,427)	(6,216)	20%
Other expense, net	(257)	(101)	(156)	154%
Income tax expense (benefit)	(26,720)	13,948	(40,668)	(292)%

•
Cost of systems revenues - Cost of systems revenues was $81.3 million for the period from Inception to September 30, 2011 as compared to $68.0 million for the year ended September 30, 2010. Cost of systems revenues increased by $13.3 million, or 20%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010, primarily as a result of an incremental $57.8 million of cost of systems revenues from Legacy Epicor and a higher mix of professional services revenue, partially offset by a $44.5 million decrease in Predecessor costs of systems revenues which was primarily attributable to the comparison of a four and one half month period with a twelve month period as well as a mix shift of less hardware revenue and more software revenue.

•
Cost of services revenues - Cost of services revenues was $52.2 million for the period from Inception to September 30, 2011 compared to $77.1 million for the year ended September 30, 2010. Cost of services revenues decreased by $24.9 million, or 32%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010, primarily as a result of a $49.8 million decrease in Predecessor costs of services revenues which was primarily attributable to the comparison of a four and one half month period with a twelve month period, partially offset by an incremental $24.9 million of cost of services revenues from Legacy Epicor.

Total other operating expenses were $217.0 million for the period from Inception to September 30, 2011 as compared to $160.9 million for the year ended September 30, 2010. Total other operating expenses increased by $56.2 million, or 35%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The increase was primarily attributable to incremental operating expenses from Legacy Epicor as well as an increase in acquisition-related and restructuring costs, partially offset by a decrease in Predecessor other operating expenses which was primarily attributable to the comparison of a four and one half month period with a twelve month period.

•
Sales and marketing - Sales and marketing expenses were $53.7 million for the period from Inception to September 30, 2011 as compared to $56.4 million for the year ended September 30, 2010. Sales and marketing expenses decreased by $2.7 million, or 5%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The decrease was primarily attributable to a $36.4 million decrease in Predecessor sales and marketing expenses which was primarily attributable to the comparison of a four and one half month period with a twelve month period, partially offset by an incremental $33.7 million of sales and marketing expenses from Legacy Epicor.

•
Product development - Product development expenses were $31.4 million for the period from Inception to September 30, 2011, as compared to $30.9 million for the year ended September 30, 2010. Product development expenses increased by $0.5 million, or 2%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The increase was primarily a result of an incremental $20.4 million of product development expenses from Legacy Epicor, partially offset by a $19.9 million decrease in Predecessor product development expenses which was primarily attributable to the comparison of a four and one half month period with a twelve month period.

•
General and administrative - General and administrative expenses were $27.6 million for the period from Inception to September 30, 2011 as compared to $28.1 million for the year ended September 30, 2010. General and administrative expenses decreased by $0.5 million, or 2%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The decrease was primarily a result of a $17.0 million decrease in Predecessor general and administrative expenses which was primarily attributable to the comparison of a four and one half month period with a twelve month period, including a $1.8 million increase in the Predecessor stock based compensation expense, partially offset by an incremental $16.5 million of general and administrative expenses from Legacy Epicor.

•
Depreciation and amortization - Depreciation and amortization expense was $50.7 million for the period from Inception to September 30, 2011 as compared to $39.6 million for the year ended September 30, 2010. The increase was a result of additional amortization on increased intangible assets due to the Acquisitions, partially offset by the comparison of a four and one half month period with a twelve month period.

•
Acquisition-related costs - Acquisition-related costs were $42.6 million for the period from Inception to September 30, 2011 as compared to $2.9 million for the year ended September 30, 2010. Acquisition-related costs for the period from Inception to September 30, 2011 consisted primarily of sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011. Acquisition-related cost for the year ended September 30, 2010 consisted primarily of the Predecessor's costs related to acquisitions activities.

•
Restructuring costs - During the period from Inception to September 30, 2011, we incurred $11.0 million of management approved restructuring costs primarily as a result of the Acquisition to eliminate certain employee positions with the intent to streamline and focus our operations to properly align our cost structure with our projected revenue streams. During the year ended September 30, 2010, the Predecessor incurred $3.0 million of restructuring costs, primarily related to eliminating certain employee positions.

Interest expense

Interest expense for the period from Inception to September 30, 2011 was $36.6 million compared to $30.4 million for the year ended September 30, 2010. The increase in interest expense was primarily a result of increased debt levels after the Acquisitions, partially offset by the comparison of a four and one half month period with a twelve month period related to predecessor expenses.

Other income (expense), net

Other expense for the period from Inception to September 30, 2011 was $0.3 million as compared to $0.1million for the year ended September 30, 2010. Other expense for the period from Inception to September 30, 2011 included $0.5 million of foreign exchange losses, partially offset by $0.2 million of interest income. Other expense for the year ended September 30, 2010 included a $0.7 million franchise tax charge and $0.1 million of other taxes, partially offset by a $0.7 million foreign exchange gain.

Income tax expense (benefit)

We recognized an income tax benefit of $26.7 million, or 32.3% of pre-tax loss, for the period from Inception to September 30, 2011 compared to income tax expense of $13.9 million, or 42.7% of pre-tax income from continuing operations, in the year ended September 30, 2010. Our income tax rate for the period from Inception to September 30, 2011 differed from the federal statutory rate primarily due to non-deductible transaction costs. The Predecessor's income tax rate for the year ended September 30, 2010 exceeded the federal statutory rate primarily due to $3.8 million of income tax expense recognized by the Predecessor during the year ended September 30, 2010 upon receipt of a dividend from a foreign subsidiary. The decrease in income tax expense for the period from Inception to September 30, 2011 compared to September 30, 2010 is primarily a result of the net pre-tax loss in the period from inception to September 30, 2011, compared to the Predecessor's net pre-tax income during the fiscal year ended September 30, 2010.
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
Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment's expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
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
Contribution margin for the period from Inception to September 30, 2011 and the year ended September 30, 2010 is as follows:

		Predecessor
	Inception to	Year Ended
(in thousands, except percentages)	September 30, 2011	September 30, 2010	Variance $	Variance %
ERP	$40,787	$65,987	$(25,200)	(38)%
Retail Solutions	16,959	—	16,959	—
Retail Distribution	24,190	70,351	(46,161)	(66)%
Total segment contribution margin	$81,936	$136,338	$(54,402)	(40)%

•
ERP contribution margin - ERP contribution margin for the period from Inception to September 30, 2011 was $40.8 million as compared to $66.0 million for the year ended September 30, 2010. The contribution margin for ERP decreased by $25.2 million, or 38%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The decrease was due to $38.3 million of decreased Predecessor ERP contribution margin which was primarily attributable to the comparison of a four and one half month period with a twelve month period, partially offset by $13.1 million of incremental contribution margin from Legacy Epicor.

•
Retail Solutions contribution margin - The contribution margin for Retail Solutions was $17.0 million for the period from Inception to September 30, 2011. The Retail Solutions segment originated in Legacy Epicor. As such, the Predecessor's results for the year ended September 30, 2010 did not include contribution margin from Retail Solutions.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the period from Inception to September 30, 2011 was $24.2 million as compared to $70.4 million for the year ended September 30, 2010. The contribution margin for Retail Distribution decreased by $46.2 million, or 66%, for the period from Inception to September 30, 2011 compared to the year ended September 30, 2010. The decrease was primarily attributable to the comparison of a four and one half month period with a twelve month period as well as the impact of lower sales of hardware products and licenses to existing customers as a result of prior year sales driven by payment card industry compliance and lower average selling prices to new customers as a result of large strategic deals in the prior year.

The reconciliation of total segment contribution margin to income (loss) from continuing operations before income taxes is as follows:

		Predecessor
	Inception to	Year Ended
(in thousands)	September 30, 2011	September 30, 2010
Segment contribution margin	$81,936	$136,338
Corporate and unallocated costs	(23,378)	(23,918)
Share-based compensation expense	—	(3,750)
Depreciation and amortization	(50,716)	(39,611)
Acquisition-related costs	(42,581)	(2,862)
Restructuring costs	(11,049)	(2,981)
Interest expense	(36,643)	(30,427)
Other income (expense), net	(257)	(101)
Income (loss) from continuing operations before income taxes	$(82,688)	$32,688

Period from October 1, 2010 to May 15, 2011 (Predecessor) Compared to the Year Ended September 30, 2010 (Predecessor)

Total revenues

The Predecessor's total revenues were $227.3 million for the period from October 1, 2010 to May 15, 2011 as compared to $369.2 million for the year ended September 30, 2010. Total revenues decreased by $141.9 million, or 38%, for the period from October 1, 2010 to May 15, 2011 as compared to the year ended September 30, 2010. The decrease in total revenues was primarily attributable to the comparison of a seven and one half month period with a twelve month period, as well as the impact of lower sales of hardware products and licenses to Retail Distribution customers as a result of prior year sales driven by payment card industry compliance and lower average selling prices to new customers as a result of large strategic deals in the year ended September 30, 2010, partially offset by large strategic deals to ERP customers as well as maintenance support price increases and content and connectivity revenue growth.

The following table sets forth, for the periods indicated, the Predecessor's segment revenues by systems and services and the variance thereof:

	Predecessor
	October 1, 2010 to	Year Ended
(in thousands, except percentages)	May 15, 2011	September 30, 2010	Variance $	Variance %
ERP revenues:
Systems:
License	$17,037	$22,459	$(5,422)	(24)%
Professional services	13,765	21,944	(8,179)	(37)%
Hardware	6,338	8,488	(2,150)	(25)%
Other	4	6	(2)	(33)%
Total systems	37,144	52,897	(15,753)	(30)%
Services	63,571	99,233	(35,662)	(36)%
Total ERP revenues	100,715	152,130	(51,415)	(34)%
Retail Distribution revenues:
Systems:
License	11,155	21,931	(10,776)	(49)%
Professional services	9,106	14,341	(5,235)	(37)%
Hardware	13,217	31,934	(18,717)	(59)%
Other	3,127	5,321	(2,194)	(41)%
Total systems	36,605	73,527	(36,922)	(50)%
Services	90,010	143,565	(53,555)	(37)%
Total Retail Distribution revenues	126,615	217,092	(90,477)	(42)%
Total revenues:
Systems:
License	28,192	44,390	(16,198)	(36)%
Professional services	22,871	36,285	(13,414)	(37)%
Hardware	19,555	40,422	(20,867)	(52)%
Other	3,131	5,327	(2,196)	(41)%
Total systems	73,749	126,424	(52,675)	(42)%
Services	153,581	242,798	(89,217)	(37)%
Total revenues	$227,330	$369,222	$(141,892)	(38)%

The Predecessor's ERP and Retail Distribution segments accounted for approximately 44% and 56%, respectively, of its revenues during the period from October 1, 2010 to May 15, 2011. This compares to the year ended September 30, 2010, in which the Predecessor's ERP and Retail Distribution segments accounted for approximately 41% and 59%, respectively, of its revenues.

•
ERP revenues - ERP revenues were $100.7 million for the period from October 1, 2010 to May 15, 2011 as compared to $152.1 million for the year ended September 30, 2010. ERP revenues decreased by $51.4 million, or 34% for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010, primarily as a result of the comparison of a seven and one half month period with a twelve month period.

◦
ERP systems revenues for the period from October 1, 2010 to May 15, 2011 were $37.1 million compared to $52.9 million for the year ended September 30, 2010. ERP systems revenues decreased by $15.8 million, or 30%, primarily due to the comparison of a seven and one half month period with a twelve month period, partially offset by higher average selling prices to new customers due to large strategic deals in the period from October 1, 2010 to May 15, 2011.

◦
ERP services revenues for the period from October 1, 2010 to May 15, 2011 were $63.6 million compared to $99.2 million for the year ended September 30, 2010. ERP services revenues decreased by $35.6 million, or 36%, primarily due to the comparison of a seven and one half month period with a twelve month period as well as legacy platform maintenance attrition, partially offset by increased revenue from content and connectivity offerings, maintenance support price increases and new customer maintenance support revenues.

•
Retail Distribution revenues - Retail Distribution revenues were $126.6 million for the period from October 1, 2010 to May 15, 2011 compared to $217.1 million for the year ended September 30, 2010. Retail Distribution revenues decreased by $90.5 million, or 42%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010 primarily as a result of the comparison of a seven and one half month period with a twelve month period. Retail Distribution systems revenues decreased by $36.9 million, or 50%, primarily as a result of the comparison of a seven and one half month period with a twelve month period as well as lower sales of hardware products and licenses to existing customers as a result of stronger prior year system sales driven by payment card industry compliance, and lower average selling prices to new customers due to large strategic deals in the prior year. Retail Distribution services revenues decreased by $53.6 million, or 37%, primarily as a result of the comparison of a seven and one half month period with a twelve month period as well as legacy platform attrition, partially offset by price increases for support services and increased revenue from content and connectivity offerings.

Total operating and other expenses
The following table sets forth the Predecessor's operating and other expenses for the periods indicated and the variance thereof:

	Predecessor
	October 1, 2010 to	Year Ended
(In thousands, except percentages)	May 15, 2011	September 30, 2010	Variance $	Variance %
Cost of systems revenues	$39,922	$67,986	$(28,064)	(41)%
Cost of services revenues	47,866	77,143	(29,277)	(38)%
Total cost of revenues	87,788	145,129	(57,341)	(40)%
Sales and marketing	36,200	56,390	(20,190)	(36)%
Product development	19,659	30,917	(11,258)	(36)%
General and administrative	21,519	28,116	(6,597)	(23)%
Depreciation and amortization	25,322	39,611	(14,289)	(36)%
Acquisition-related costs	16,846	2,862	13,984	489%
Restructuring costs	27	2,981	(2,954)	(99)%
Total other operating expenses	119,573	160,877	(41,304)	(26)%
Interest expense	(33,069)	(30,427)	(2,642)	9%
Other income (expense), net	223	(101)	324	(321)%
Income tax expense (benefit)	(4,488)	13,948	(18,436)	(132)%

•
Cost of systems revenues - Cost of systems revenues was $39.9 million for the period from October 1, 2010 to May 15, 2011 as compared to $68.0 million for the year ended September 30, 2010. Cost of systems revenues decreased by $28.1 million, or 41%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010, primarily as a result of the comparison of a seven and one half month period with a twelve month period, as well as a higher mix of license revenue and lower mix of hardware revenue.

•
Cost of services revenues - Cost of services revenues was $47.9 million for the period from October 1, 2010 to May 15, 2011 compared to $77.1 million for the year ended September 30, 2010. Cost of services revenues decreased by $29.3 million, or 38%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010, primarily as a result of the comparison of a seven and one half month period with a twelve month period as well as lower salary related expenses due to lower headcount in the period from October 1, 2010 to May 15, 2011.

Total other operating expenses were $119.6 million for the period from October 1, 2010 to May 15, 2011 as compared to $160.9 million for the year ended September 30, 2010. Total other operating expenses decreased by $41.3 million, or 26%, for the period from October 1, 2010 to May 15, 2011 compared to the fiscal year ended September 30, 2010. The decrease was primarily attributable to the comparison of a seven and one half month period with a twelve month period as well as lower restructuring costs, partially offset by higher acquisition-related costs.

•
Sales and marketing - Sales and marketing expenses were $36.2 million for the period from October 1, 2010 to May 15, 2011 as compared to $56.4 million for the year ended September 30, 2010. Sales and marketing expenses decreased by $20.2 million, or 36%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010. The decrease was primarily attributable to the comparison of a seven and one half month period with a twelve month period, partially offset by a $1.5 million increase in stock based compensation expense primarily due to accelerated vesting of outstanding options as a result of the Activant acquisition and lower employee related expenses.

•
Product development - Product development expenses were $19.7 million for the period from October 1, 2010 to May 15, 2011 as compared to $30.9 million for the year ended September 30, 2010. Product development expenses decreased by $11.2 million, or 36%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010. The decrease was primarily a result of the comparison of a seven and one half month period with a twelve month period, partially offset by a higher vacation related compensation expense.

•
General and administrative - General and administrative expenses were $21.5 million for the period from October 1, 2010 to May 15, 2011 as compared to $28.1 million for the year ended September 30, 2010. General and administrative expenses decreased by $6.6 million, or 23%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010. The decrease was primarily the result of the comparison of a seven and one half month period with a twelve month period, partially offset by a $0.4 million increase in stock based compensation expense primarily due to accelerated vesting of outstanding options as a result of the Activant acquisition, a $0.5 million one-time sales tax audit assessment and $0.7 million of customer legal settlement costs.

•
Depreciation and amortization - Depreciation and amortization expense was $25.3 million for the period from October 1, 2010 to May 15, 2011 as compared to $39.6 million for the year ended September 30, 2010. The decrease was primarily the result of the comparison of a seven and one half month period with a twelve month period.

•
Acquisition-related costs - Acquisition-related costs were $16.8 million for the period from October 1, 2010 to May 15, 2011 compared to $2.9 million for the year ended September 30, 2010. Acquisition-related costs for the period from October 1, 2010 to May 15, 2011 consisted primarily of Predecessor legal, professional and other transaction costs related to the Acquisitions. Acquisition-related cost for the year ended September 30, 2010 consisted primarily of acquisition related activities for Predecessor.

•
Restructuring costs - During the period from October 1, 2010 to May 15, 2011, the Predecessor incurred restructuring costs of less than $0.1 million. During the year ended September 30, 2010, the Predecessor incurred $3.0 million of restructuring costs primarily related to eliminating certain employee positions and consolidating certain excess facilities with the intent to streamline and focus its operations and more properly align its cost structure with its projected revenue streams.

Interest expense

Interest expense for the period from October 1, 2010 to May 15, 2011 was $33.1 million compared to $30.4 million for the year ended September 30, 2010. The increase in interest expense was primarily a result of the write-off of deferred financing fees associated with the retired debt instruments of approximately $10.5 million as well as the amendment of the former credit facility which resulted in higher interest rates, partially offset by the comparison of a seven and one half month period with a twelve month period.

Other income (expense), net

Other income (expense) for the period from October 1, 2010 to May 15, 2011 was $0.2 million of income as compared to $0.1 million of expense for the year ended September 30, 2010. Other income for the period from October 1, 2010 to May 15, 2011primarily included $1.5 million of earnings from a previous minority interest in Internet Auto Parts, Inc. partially offset by a loss on dissolution of a subsidiary with cumulative translation losses of $1.4 million. Other expense for the year ended September 30, 2010 primarily included a $0.7 million franchise tax charge partially offset by a $0.7 million foreign exchange gain.

Income tax expense (benefit)

The Predecessor recognized an income tax benefit of $4.5 million, or 34.9% of pre-tax loss, for the period from October 1, 2010 to May 15, 2011 compared to income tax expense of $13.9 million, or 42.7% of pre-tax income from continuing operations, in the year ended September 30, 2010. The income tax rate decrease over the prior period was primarily attributable primarily to the change from pre-tax income in the year ended September 30, 2010 to a pre-tax loss in the period from October 1, 2010 to May 15, 2011 as well as a $6.2 million income tax expense included in the fiscal year ended September 30, 2010, for a dividend received from a subsidiary. The Predecessor's income tax rate for the period from October 1, 2010 to May 15, 2011 differed from the federal statutory rate primarily due to non-deductible transaction costs and the tax cost of repatriation of earnings from foreign subsidiaries. The Predecessor's income tax rate for the year ended September 30, 2010 differed from the federal statutory rate primarily due to income tax expense recognized upon receipt of a dividend from a foreign subsidiary.
Contribution margin
The results of the reportable segments are derived directly from the Predecessor's management reporting system. The results are based on its method of internal reporting using segment contribution margin as a measure of operating performance and are not necessarily in conformity with United States generally accepted accounting principles (“GAAP”). The Predecessor's management measured the performance of each segment based on several metrics, including contribution margin as defined below, which is not a financial measure calculated in accordance with GAAP. Asset data was not reviewed by the Predecessor's management at the segment level and therefore is not included.
Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment's expenses arises from shared services and centrally managed infrastructure support costs that the Predecessor allocated to the segments to determine segment contribution margin. These expenses primarily included information technology services, facilities, and telecommunications costs.
Certain of the Predecessor's operating expenses were not allocated to segments because they were separately managed at the corporate level. These unallocated costs included marketing costs (other than direct marketing), general and administrative costs, such as human resources, finance and accounting, stock-based compensation expense, depreciation and amortization of intangible assets, acquisition-related costs, restructuring costs, interest expense, and other income (expense).
There were significant judgments that the Predecessor's management made with respect to the direct and indirect allocation of costs that may affect the calculation of contribution margins. While management believes these and other related judgments are reasonable and appropriate, others could assess such matters in ways different than management.
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. The Predecessor used contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in the Predecessor's financial statements. In addition, the Predecessor's calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected.
Contribution margin for the period from October 1, 2010 to May 15, 2011 and the year ended September 30, 2010 is as follows:

	Predecessor
	October 1, 2010 to		Year ended
(in thousands, except percentages)	May 15, 2011		September 30, 2010	Variance $	Variance %
ERP	$44,049		$65,987	$(21,938)	(33)%
Retail Distribution	40,981		70,351	(29,370)	(42)%
Total segment contribution margin	$85,030	136,338,000	$136,338	$(51,308)	(38)%

•
ERP contribution margin - ERP contribution margin for the period from October 1, 2010 to May 15, 2011 was $44.1 million as compared to $66.0 million for the year ended September 30, 2010. The contribution margin for ERP decreased by $21.9 million, or 33%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010. The decrease was primarily attributable to the comparison of a seven and one half month period with a twelve month period, partially offset by large strategic sales in the October 1, 2010 to May 15, 2011 period, as well as a favorable mix of higher license revenue and a lower run rate of employee related costs due to lower headcount.

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the period from October 1, 2010 to May 15, 2011 was $41.0 million as compared to $70.4 million for the year ended September 30, 2010. The contribution margin for Retail Distribution decreased by $29.4 million, or 42%, for the period from October 1, 2010 to May 15, 2011 compared to the year ended September 30, 2010. The decrease was primarily attributable to the comparison of a seven and one half month period with a twelve month period, as well as the impact of lower sales of hardware products and licenses as a result of prior year sales driven by payment card industry compliance and lower average selling prices to new customers as a result of large strategic deals in the year ended September 30, 2010, partially offset by a lower run rate of employee relates costs due to lower headcount in the period from October 1, 2010 to May 15, 2011.

The reconciliation of total segment contribution margin to income (loss) from continuing operations before income taxes is as follows:

	Predecessor
	October 1, 2010 to	Year Ended
(in thousands)	May 15, 2011	September 30, 2010
Segment contribution margin	$85,030	$136,338
Corporate and unallocated costs	(17,153)	(23,918)
Share-based compensation expense	(5,713)	(3,750)
Depreciation and amortization	(25,322)	(39,611)
Acquisition-related costs	(16,846)	(2,862)
Restructuring costs	(27)	(2,981)
Interest expense	(33,069)	(30,427)
Other income (expense), net	223	(101)
Income (loss) from continuing operations before income taxes	$(12,877)	$32,688

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA

The following unaudited pro forma condensed combined statement of operations has been developed by applying pro forma adjustments to our and the Predecessor’s audited consolidated statement of comprehensive income (loss), included in our Form 10-K filed with the SEC on December 12, 2012, and to Legacy Epicor’s unaudited condensed consolidated statement of operations from October 1, 2010 to May 15, 2011, not included elsewhere. The unaudited pro forma condensed combined financial statements for the fiscal year ended September 30, 2011 give effect to the Acquisitions as if they had occurred on October 1, 2010. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed combined statements of operations.

Summary Historical Condensed Consolidated Financial Data and Unaudited Pro Forma Condensed
Combined Financial Data

The unaudited pro forma adjustments are based on available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma condensed combined statement of operations is presented for informational purposes only. The unaudited pro forma condensed combined statement of operations do not purport to represent what our results of operations would have been had the Acquisitions actually occurred on the date indicated, nor do they purport to project our results of operations for any future period or as of any future date. The unaudited pro forma condensed combined statement of operations should be read in conjunction with the information included under the headings “Unaudited Pro Forma Condensed Combined Financial Data,” “The Transactions,” “Selected Historical Consolidated Financial and Other Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of the Predecessor included in our Form S-4/A filed with the Securities and Exchange Commission on February 10, 2012. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed combined statement of operations.

The unaudited pro forma condensed combined statement of operations is prepared in conformity with GAAP and is based on the Predecessor’s historical audited financial statements from the period of October 1, 2010 to May 15, 2011 and Legacy Epicor’s historical unaudited financial statements from the period of October 1, 2010 through May 15, 2011 and the consolidated results of our operations for the period from Inception to September 30, 2011. The unaudited pro forma condensed combined statements of operations include the results of the Predecessor during the period from October 1, 2010 to May 15, 2011 as included in our Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2012 and the results of Legacy Epicor during the period from October 1, 2010 to May 15, 2011 ($285.1 million in total revenues and a net loss of $55.2 million).

The unaudited pro forma condensed combined statements of operations do not include the following non-recurring items: (i) transaction costs associated with the Acquisitions and other costs associated with the issuance of the notes; (ii) the write-off of previous debt issuance costs; and (iii) the additional expense associated with accelerated vesting of share-based arrangements.

The Acquisitions have been accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

Unaudited Pro Forma Condensed Combined Statement of Operations
for the Fiscal Year Ended September 30, 2011

			Inception to
	October 1, 2010 to May 15, 2011		September 30, 2011
(in thousands)	Predecessor (a)	Legacy Epicor (b)	Successor	Pro Forma Adj.		Pro Forma
Total revenues	$227,330	$285,064	$304,755	$(40,094)	(h)	$777,055
Operating expenses:
Cost of revenues	87,788	133,571	133,512	(348)	(e)	354,523
Sales and marketing	36,200	62,855	53,657	(1,923)	(e)	150,789
Product development	19,659	36,182	31,417	(13)	(e)	87,245
General and administrative	21,519	34,131	27,611	(1,953)	(e)	82,536
				1,228	(f)
Depreciation and amortization	25,322	20,275	50,716	36,043	(c)	132,356
Acquisition-related costs	16,846	45,712	42,581	(103,851)	(e)	1,288
Restructuring costs	27	2,889	11,049	—		13,965
Total operating expenses	207,361	335,615	350,543	(70,817)		822,702
Operating income (loss)	19,969	(50,551)	(45,788)	30,723		(45,647)
Interest expense	(33,069)	(15,112)	(36,643)	(8,038)	(d)	(92,862)
Other income (expense), net	223	445	(257)	—		411
Loss from continuing operations before income taxes	(12,877)	(65,218)	(82,688)	22,685		(138,098)
Income tax benefit	(4,488)	(10,048)	(26,720)	8,477	(g)	(32,779)
Loss from continuing operations	$(8,389)	$(55,170)	$(55,968)	$14,208		$(105,319)

See accompanying notes to the unaudited pro forma condensed combined statement of operations.

Notes to unaudited pro forma condensed combined statement of operations

(a) Represents the Predecessor’s consolidated results of operations for the period from October 1, 2010 to May 15, 2011 derived from the audited financial statements included in our Form 10-K filed with the Securities and Exchange Commission on December 12, 2012.
(b) Represents Legacy Epicor’s unaudited consolidated results of operations for the period from October 1, 2010 to May 15, 2011.

Adjustments (c) through (d) to the pro forma condensed combined statement of operations for the year ended September 30, 2011, include pro forma adjustments to changes in fair value of the assets acquired along with pro forma adjustments to related financing activities including the senior notes and the 2011 credit agreement.

(c) Represents the net adjustment to depreciation and amortization expense related to the change in the estimated fair value of the property and equipment and intangible assets acquired in the acquisitions. The revised depreciation expense was calculated using the remaining estimated useful lives as determined by management. The revised amortization expense was calculated using the range of estimated useful lives of 1 to 10 years. The amounts allocated to property and equipment and identifiable intangible assets and the estimated useful lives are based on preliminary fair value estimates under the guidance of ASC 805—Business Combinations. The calculation of the net adjustment to depreciation and amortization expense is as follows:

(in thousands)
New depreciation expense for property and equipment	$6,390
New amortization expense for intangible assets	75,250
Elimination of Activant's pre-acquisition depreciation and amortization expense, excluding database and software amortization expense	(25,322)
Elimination of Legacy Epicor's pre-acquisition depreciation and amortization expense	(20,275)
Net adjustments	$36,043

(d) Represents the net adjustment to interest expense related to the senior notes and the senior secured credit agreement (the "2011 credit agreement"), calculated as follows:

(in thousands)
Interest expense on senior notes (i)	$(25,066)
Interest expense on 2011 credit agreement (ii)	(27,173)
Interest expense on revolver	(495)
Amortization of debt issuance costs related to the notes (iii)	(1,065)
Amortization of debt issuance costs related to the 2011 credit agreement (iii)	(2,169)
Amortization of debt issuance costs related to the revolver	(234)
Amortization of the original issue discount related to the 2011 credit agreement	(824)
Non-refinanced interest expense	(625)
Legacy Epicor interest on convertible debt	527
Activant interest on subordinated notes	905
Pro forma interest expense	(56,219)
Elimination of Activant's pre-acquisition interest expense	33,069
Elimination of Legacy Epicor's pre-acquisition interest expense	15,112
Net adjustments	$(8,038)

(i) Represents the interest expense for twelve months related to the senior notes in an aggregate principal amount of $465.0 million, bearing an interest rate of 8 5/8% per annum.
(ii) Represents the interest expense for twelve months related to the 2011 credit agreement in an aggregate principal amount of $870.0 million, bearing a variable interest rate of LIBOR rate plus 375 basis points per annum (5%). The adjustment assumes a LIBOR floor of 1.25%. Once the LIBOR floor is exceeded, each 1/8% fluctuation in the 2011 credit agreement interest rate and a 1% fluctuation in the original issue discount would change pro forma interest expense by approximately $1.1 million per annum.
(iii) Represents the straight-line amortization (which approximates the effective interest method) of debt issuance costs related to the senior notes over an 8 year period, 2011 credit agreement over a 7 year period and revolving credit facility over a 5 year period.
(e) Represents historical non-recurring expenses directly attributable to the Acquisitions, including the acceleration of stock-based compensation as a result of the immediate vesting of unvested shares upon change of control.
(f) Represents the advisory fee we are required to pay to Apax Partners, L.P. subsequent to the Acquisitions, calculated on an annual basis at a rate of 0.30% of equity investment.
(g) Represents the adjustment to income taxes to reflect the unaudited pro forma adjustments at a blended statutory rate of 38%, which is comparable to the Company’s overall effective tax rate.
(h) Represents purchase accounting deferred revenue valuation adjustment.

Results of Operations Supplement
Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011 (Pro-Forma)

The following discussion compares our results of operations for the year ended September 30, 2012 to our unaudited Pro Forma condensed combined statement of operations for the year ended September 30, 2011. See "Unaudited Pro Forma Condensed Combined Financial Data" for more information on the preparation of the Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended September 30, 2011. For purposes of this discussion, references to the year ended September 30, 2011 refer to the Pro Forma amounts included in the Unaudited Pro Forma Condensed Combined Statement of Operations for that period.

The following table compares our results of operations for the year ended September 30, 2012 to our Pro Forma results of operations for the year ended September 30, 2011.

		Pro-Forma
	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance ($)	Variance (%)
Total revenues	$855,457	$777,055	$78,402	10%
Operating expenses:
Cost of revenues	356,404	354,523	1,881	1%
Sales and marketing	147,446	150,789	(3,343)	(2)%
Product development	83,304	87,245	(3,941)	(5)%
General and administrative	75,702	82,536	(6,834)	(8)%
Depreciation and amortization	138,985	132,356	6,629	5%
Acquisition-related costs	8,845	1,288	7,557	587%
Restructuring costs	4,776	13,965	(9,189)	(66)%
Total operating expenses	815,462	822,702	(7,240)	(1)%
Operating income (loss)	39,995	(45,647)	85,642	(188)%
Interest expense	(90,483)	(92,862)	2,379	(3)%
Other income (expense), net	(133)	411	(544)	(132)%
Loss from continuing operations before income taxes	(50,621)	(138,098)	87,477	(63)%
Income tax benefit	(11,535)	(32,779)	21,244	(65)%
Loss from continuing operations	$(39,086)	$(105,319)	$66,233	(63)%

Total revenues

Our total revenues were $855.5 million for the year ended September 30, 2012 as compared to $777.1 million for the year ended September 30, 2011. Total revenues increased by $78.4 million, or 10%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase was primarily attributable to a $54.4 million reduction in deferred revenue purchase accounting adjustments, an approximately $19.0 million increase in services revenues primarily as a result of revenue from new customers and support price increases, partially offset by legacy platform attrition, as well as an approximately $5.0 million increase in systems revenues.

Total operating expenses decreased by $7.2 million, or 1% , for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The decrease was primarily attributable to:

•
Cost of revenues - Cost of revenues increased by $1.9 million or 1%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase was primarily attributable to increased employee related costs and third party consulting services due to higher professional services revenues.

•
Sales and marketing - Sales and marketing expenses decreased by $3.3 million, or 2%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The decrease was primarily attributable to $2.4 million of lower travel and $1.7 million of lower share-based compensation expense, partially offset by $1.0 million of increased incentive compensation.

•
Product development - Product development expenses decreased by $3.9 million, or 5%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The decrease was primarily attributable to a $2.3 million decrease in salary related expenses and a $1.2 million decrease in outside services.

•
General and administrative - General and administrative expenses decreased by $6.8 million, or 8%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The decrease was primarily attributable to a $5.0 million decrease in share-based compensation expense and $3.8 million of salary-related expenses, partially offset by $1.6 million of higher legal expenses and $0.6 million of higher bad debt expense.

•
Depreciation and amortization - Depreciation and amortization expense was $139.0 million for the year ended September 30, 2012 as compared to $132.4 million for the year ended September 30, 2011. Depreciation and amortization expense increased by $6.6 million, or 5%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase was primarily attributable to increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and amortization of intangible assets from the Internet AutoParts, Inc. and Cogita acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012 as compared to $1.3 million for the year ended September 30, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and

$3.9 million of acquisition costs, primarily due diligence fees and legal fees related to the acquisition of SolarSoft
Business Systems, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the year ended September 30, 2011 consisted primarily of the Predecessor's acquisition costs incurred prior to the Acquisitions.

•
Restructuring costs - During the year ended September 30, 2012, we incurred $4.8 million of restructuring costs primarily as a result of the Acquisitions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. During the year ended September 30, 2011, we incurred $14.0 million of restructuring costs, primarily as a result of eliminating certain employee positions as a result of the Acquisitions.

Interest expense

Interest expense for the year ended September 30, 2012 was $90.5 million as compared to $92.9 million for the year ended September 30, 2011. The decrease in interest expense was primarily the result of lower deferred financing amortization expense.

Other income (expense), net

Other income (expense) for the year ended September 30, 2012 was $0.1 million of expense compared to $0.4 million of income for the year ended September 30, 2011. Other income (expense) net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts, Inc. and $0.7 million of interest income. Other income (expense), net for the year ended September 30, 2011 included $1.4 million of earnings from our previous minority interest in Internet AutoParts Inc. and $0.3 million of interest income, partially offset by a loss on disposal of fixed assets of $1.5 million.

Income tax expense (benefit)

We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012 as compared to an income tax benefit of $32.8 million, or 23.7% of pre-tax loss, in the year ended September 30, 2011. Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the quarter and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including restricted unit compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Our income tax rate for the year ended September 30, 2011 differed from the federal statutory rate due primarily to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by the release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.

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

As a result of completing the Acquisitions, we have significant leverage. As of September 30, 2012, our total indebtedness was $1,324.2 million ($1,316.6 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $75.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the year ended September 30, 2012 was $90.5 million.

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

Cash Flows

Operating Activities

Cash provided by (used in) operating activities consists of our net income (loss) adjusted for certain non-cash items, primarily amortization, depreciation, deferred income taxes, and the effect of changes in working capital and other activities. Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their maintenance agreements. We also generate significant cash from new license revenues as well as revenues from our professional services and sales of hardware. Our primary uses of cash from operating activities are for employee related expenditures, third party royalties and maintenance, the cost of hardware products, and payment of interest on our debt.

Cash provided by operating activities was $133.6 million, $27.4 million and $58.0 million for the year ended September 30, 2012, the period from October 1, 2010 to May 15, 2011 (Predecessor) and the year ended September 30, 2010 (Predecessor), respectively. Cash used in operating activities was $3.9 million for the period from Inception to September 30, 2011.

Cash provided by operating activities increased by $137.5 million for the year ended September 30, 2012 as compared to the period from Inception to September 30, 2011.     The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as due to the inclusion of $42.6 million of acquisition related costs for the period from Inception to September 30, 2011. Cash provided by operating activities increased by $106.2 million for the year ended September 30, 2012 as compared to the period from October 1, 2010 to May 15, 2011 (Predecessor). The increase was primarily attributable to the comparison of a twelve month period with a seven and one half month period, as well as increased operating cash flows generated from Legacy Epicor. Cash provided by (used in) operating activities decreased by $61.9 million for the period from Inception to September 30, 2011 as compared to the year ended September 30, 2010 (Predecessor). The decrease was primarily attributable to the inclusion of $42.6 million of acquisition related costs in the period from Inception to September 30, 2011 as well as the comparison of a four and one half month period with a twelve month period which was partially offset by increased operating cash flows generated from Legacy Epicor. Cash provided by operating activities decreased by $30.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor) as compared to the year ended September 30, 2010 (Predecessor). The decrease in cash provided by operating activities was primarily a result of the comparison of a seven and one half month period with a twelve month period, as well as the inclusion of $16.8 million of acquisition-related costs in the period from October 1, 2010 to May 15, 2011 (Predecessor), partially offset by the inclusion of $0.5 million of cash used in operating activities from discontinued operations for the year ended September 30, 2010 (Predecessor).

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from sale of short-term investments.

Cash used in investing activities was $41.1 million for the year ended September 30, 2012, and included $25.8 million used for purchases of property and equipment, $11.1 million used for capitalized computer software and database costs, and $4.9 million used for the acquisitions of Internet AutoParts, Inc. and Cogita, partially offset by $0.7 million proceeds from sale of short-term investments.

Cash used in investing activities was $1,614.6 million for the period from Inception to September 30, 2011, and included $1,602.9 million of cash used for the Acquisitions, $7.4 million used for the purchases of property and equipment, and $4.3 million used for capitalized computer software and database costs.

Cash used in investing activities was $10.6 million for the period from October 1, 2010 to May 15, 2011 (Predecessor), and included $3.9 million used for the purchase of property and equipment and $6.7 million used for capitalized computer software and database costs.

Cash used in investing activities was $4.7 million for the year ended September 30, 2010 (Predecessor), and included $5.1 million used for purchases of property and equipment, $11.1 million used for capitalized computer software and database costs, partially offset by $11.5 million of cash provided by discontinued operations, including $12.0 million received for the sale of the Predecessor's productivity tools business.

Financing Activities

Our primary sources of cash from financing activities include the proceeds of equity investments from Apax, our sole stockholder, the proceeds from issuance of debt, and the proceeds of loans from affiliates. Our primary uses of cash for financing activities include payments on long-term debt and payments of financing fees.

Cash used in financing activities was $6.5 million for the year ended September 30, 2012, and included $8.7 million of payments on long-term debt, partially offset by $2.2 million of proceeds of loan from affiliate.

Cash provided by financing activities was $1,665.9 million for the period from Inception to September 30, 2011, and included $647.0 million of equity investment from Apax, $888.0 million of proceeds from senior secured credit and revolving credit facilities, $465.0 million of proceeds from senior notes, partially offset by $294.3 million of payments on long-term debt and $39.7 million of payments of deferred financing fees.

Cash used in financing activities was $4.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor) and included $2.6 million of payments of deferred financing fees and $2.6 million of payments on long-term debt, partially offset by $0.5 million of excess tax benefits for stock-based compensation.

Cash used in financing activities was $23.5 million for the year ended September 30, 2010 (Predecessor), and consisted of $23.5 million of payments on long-term debt.

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
Although we were not required to meet a maximum first lien senior secured leverage ratio as of September 30, 2012, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

			Predecessor	Predecessor
	Year Ended	Inception to	October 1, 2010 to	Year Ended
(in thousands)	September 30, 2012	September 30, 2011	May 15, 2011	September 30, 2010
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$(39,086)	$(55,968)	$(8,389)	$24,561
Interest expense	90,483	36,643	33,069	30,427
Income tax expense (benefit)	(11,535)	(26,720)	(4,488)	13,948
Depreciation and amortization	138,985	50,716	25,322	39,611
EBITDA	178,847	4,671	45,514	108,547
Acquisition-related costs	8,845	42,581	16,846	2,862
Restructuring costs	4,776	11,049	27	2,981
Deferred revenue and other purchase accounting adjustments	16,070	29,826	—	—
Share-based compensation expense	8,308	—	5,713	3,750
Management fees paid to Apax	1,943	868	—	122
Other	4,819	1,044	2,243	(4,569)
Adjusted EBITDA	$223,608	$90,039	$70,343	$113,693

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

Critical Accounting Estimates

Goodwill Impairment Analysis
We perform our goodwill impairment analysis on an annual basis on July 1. We perform our goodwill impairment test at the reporting unit level. We have five reporting units: ERP Americas, ERP EMEA, ERP APAC, Retail Solutions and Retail Distribution. Each of our reporting units has goodwill.
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
We determine the fair value of our reporting units using discounted cash flow analyses, and we validate our fair value calculations using market-based multiples of revenue and earnings. Discounted cash flow analyses require us to use various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate used reflects the risk inherent in the projected cash flows. As these assumptions involve projections of future conditions and our assessment of market risks, the assumptions are inherently uncertain.
As of the date of our most recent goodwill impairment test, the fair value of each of our reporting units exceeded its carrying amount. As the fair value of each of our reporting units exceeded its carrying amount, we did not perform step two of the goodwill impairment test.
As of May 16, 2011, at the time of the Acquisitions, the fair value of each of our reporting units was equal to its carrying amount. On July 1, 2012, approximately 13 months following the acquisitions, we performed our annual goodwill impairment testing, and the fair value of each of our reporting units exceeded the carrying amount of the reporting units by 10% or greater. We believe that the fair value of each of our reporting units substantially exceeds the carrying value of our reporting units because the excess fair value was generated over a short period of time.
While our current projections do not indicate that we are at risk of failing step one of the goodwill impairment test at either of these units, if actual or expected future cash flows of our reporting units should fall sufficiently below our current forecasts, we may be required to record an impairment charge to the respective reporting unit's goodwill.
Changes in conditions which could negatively affect the fair value of our reporting units include the following:

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The financial statements or required financial statement schedules are included in the Original Filing.

(b)    Exhibits

Except as set forth below, the required exhibits are included in the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of May, 2013.

EPICOR SOFTWARE CORPORATION

By:	/s/ Kathleen M. Crusco
Kathleen M. Crusco
Chief Financial Officer