Form 10-Q
period 2013-06-30
Epicor Software Corp
filed 2013-08-14
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2013, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q, the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined basis and stand-alone basis;

•	our ability to generate additional revenue from our current customer base;

•	the impact of new accounting pronouncements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement, our ability to comply with the covenants therein, and the terms of any future credit agreements;

•	the impact of our parent company's PIK Toggle Notes on our liquidity;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our legal proceedings;

•	our forward or other hedging contracts; and

•	our tax expense and tax rate.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,472	$130,676
Accounts receivable, net of allowances of $14,624 and $12,037 at June 30, 2013 and September 30, 2012, respectively	123,807	128,516
Inventories, net	4,065	4,096
Deferred tax assets	16,089	15,732
Income tax receivable	10,545	9,995
Prepaid expenses and other current assets	35,260	31,609
Total current assets	267,238	320,624
Property and equipment, net	65,421	65,252
Intangible assets, net	761,263	792,997
Goodwill	1,301,885	1,195,366
Deferred financing costs	30,721	33,416
Other assets	24,815	22,429
Total assets	$2,451,343	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,088	$28,106
Payroll related accruals	34,118	36,946
Deferred revenue	151,502	128,916
Current portion of long-term debt and revolving credit facility	48,600	8,700
Accrued interest payable	6,908	16,711
Accrued expenses and other current liabilities	54,024	49,414
Total current liabilities	325,240	268,793
Long-term debt, net of unamortized discount of $6,503 and $7,562 at June 30, 2013 and September 30, 2012, respectively	1,305,612	1,307,878
Deferred income tax liabilities	260,993	255,022
Loan from affiliate	2,206	2,206
Other liabilities	44,694	43,421
Total liabilities	1,938,745	1,877,320
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2013 and September 30, 2012	647,000	647,000
Additional paid-in capital	12,922	8,308
Accumulated deficit	(131,057)	(95,054)
Accumulated other comprehensive loss	(16,267)	(7,490)
Total stockholder’s equity	512,598	552,764
Total liabilities and stockholder’s equity	$2,451,343	$2,430,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Systems
License	$32,463	$33,999	$93,849	$101,477
Professional services	52,595	44,830	151,647	132,699
Hardware	14,823	13,716	45,856	39,058
Other	1,264	1,387	3,731	3,993
Total systems	101,145	93,932	295,083	277,227
Services	140,069	123,357	413,136	353,845
Total revenues	241,214	217,289	708,219	631,072
Operating expenses:
Cost of systems revenues[1] (Note 1)	59,088	55,894	174,475	158,626
Cost of services revenues[1]	40,621	36,228	122,461	108,957
Sales and marketing	41,549	35,305	122,997	109,160
Product development	27,254	21,562	76,928	63,699
General and administrative	18,152	19,470	55,454	59,155
Depreciation and amortization	39,707	35,242	120,243	103,085
Acquisition-related costs	2,018	1,703	5,862	4,524
Restructuring costs	606	84	4,099	4,296
Total operating expenses	228,995	205,488	682,519	611,502
Operating income	12,219	11,801	25,700	19,570
Interest expense	(22,935)	(22,454)	(69,924)	(67,812)
Other expense, net	(244)	(681)	(668)	(316)
Loss before income taxes	(10,960)	(11,334)	(44,892)	(48,558)
Income tax benefit	(1,324)	(5,484)	(8,889)	(15,812)
Net loss	$(9,636)	$(5,850)	$(36,003)	$(32,746)
Comprehensive loss:
Net loss	$(9,636)	$(5,850)	$(36,003)	$(32,746)
Unrealized gain (loss) on cash flow hedges, net of taxes	118	(868)	(69)	(2,518)
Loss on cash flow hedge reclassified into net income, net of tax	575	—	575	—
Unrealized gain (loss) on pension plan liabilities, net of taxes	(4)	—	101	(158)
Foreign currency translation adjustment	(2,643)	(1,897)	(9,384)	(592)
Comprehensive loss	$(11,590)	$(8,615)	$(44,780)	$(36,014)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Operating activities:
Net loss	$(36,003)	$(32,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	4,614	6,669
Depreciation and amortization	120,243	103,085
Amortization of deferred financing costs and original issue discount	5,254	3,943
Changes in operating assets and liabilities and other	(6,835)	10,200
Net cash provided by operating activities	87,273	91,151
Investing activities:
Purchases of property and equipment	(13,443)	(19,635)
Capitalized computer software and database costs	(8,200)	(8,279)
Acquisition of businesses, net of cash acquired	(152,830)	(4,488)
Sale of short-term investments	1,440	329
Net cash used in investing activities	(173,033)	(32,073)
Financing activities:
Proceeds from revolving facilities, net	40,000	—
Proceeds of loan from affiliate	—	2,199
Proceeds from issuance of senior secured term loan	3,050	—
Payments on long-term debt	(6,475)	(6,525)
Payments of financing fees	(1,598)	—
Net cash provided by (used in) financing activities	34,977	(4,326)
Effect of exchange rate changes on cash	(2,421)	(433)
Net change in cash and cash equivalents	(53,204)	54,319
Cash and cash equivalents, beginning of period	130,676	44,796
Cash and cash equivalents, end of period	$77,472	$99,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2013, the audited condensed consolidated balance sheet as of September 30, 2012, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at June 30, 2013 and September 30, 2012, the results of our operations for the three and nine months ended June 30, 2013 and 2012, and our cash flows for the nine months ended June 30, 2013 and 2012, respectively.

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

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2013.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2013 and 2012 relate to our fiscal years ended September 30, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending September 30.

Components of Cost of Systems Revenues

The components of our cost of systems revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Components of cost of systems revenues:
License	$4,902	$5,477	$13,753	$14,465
Professional services	40,565	37,778	120,051	108,256
Hardware	12,839	11,782	38,372	33,457
Other	782	857	2,299	2,448
Total	$59,088	$55,894	$174,475	$158,626

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

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

Acquisition of Solarsoft Business Systems, Inc.

On October 12, 2012, we acquired 100% of the equity of Solarsoft Business Systems, Inc. ("Solarsoft") for $155.0 million in cash plus $6.6 million for cash on hand reduced by $2.2 million of liabilities. Additionally, the purchase agreement includes a clause to account for estimates that were made at the time of closing. As of the date of this filing, changes to estimates made at the time of closing have not been finalized.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	$159,424

Fair value of assets acquired and liabilities assumed
Tangible assets acquired:
Current assets	$31,377
Property and equipment, net	1,280
Other non-current assets	2,802
Total tangible assets acquired	35,459
Identified intangible assets acquired	69,300
Current liabilities assumed	(31,662)
Long-term liabilities assumed	(28,215)
Total assets acquired in excess of liabilities assumed	44,882
Goodwill	114,542
Total purchase price	$159,424

From the date of purchase until June 30, 2013, we have recorded a $1.3 million adjustment to decrease acquired current assets primarily related to acquired accounts receivable and deferred cost of sales, a $0.1 million adjustment to decrease acquired property, plant and equipment, a $0.6 million adjustment to increase acquired current liabilities, a $4.2 million adjustment to record additional sales tax liabilities, and a $4.4 million adjustment to decrease acquired deferred revenue. These adjustments were recorded against goodwill. The above table and the accompanying condensed consolidated balance sheet as of June 30, 2013 reflect the impact of these adjustments.

The components of intangible assets acquired were as follows (in thousands):

	Useful Life (in Years)	Fair Value
Existing technology	3 - 5	$19,500
Composite assets	4	8,800
Customer contracts and relationships	4	13,500
Maintenance agreements and relationships	4 - 7	18,800
Content and connectivity	5 - 7	5,300
Trademarks and trade names	6 - 7	3,400
Total identifiable intangible assets acquired		$69,300

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

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in Epicor's condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2013 and from October 12, 2012 through June 30, 2013 are as follows (in millions):

	Three Months Ended	October 12, 2012 through
	June 30, 2013	June 30, 2013
Revenue	$18.9	$57.1
Net loss	$(0.8)	$(8.0)

Pro Forma Revenue and Net Loss (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Epicor and Solarsoft since the beginning of fiscal 2012 as though the companies were combined as of the beginning of fiscal 2012. The unaudited pro forma financial information for the three and nine months ended June 30, 2013 and 2012 combine the historical results of Epicor for the three and nine months ended June 30, 2013 and 2012 and the historical results of Solarsoft for the three and nine months ended June 30, 2013 and 2012. The pro forma financial information for all periods presented also includes the additional interest charges and business combination accounting effects resulting from the acquisition including our amortization charges from acquired intangible assets (certain of which are preliminary) and the related tax effects as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012 (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$242.0	$239.8	$714.9	$674.3
Net loss	$(9.0)	$(7.7)	$(33.1)	$(38.4)

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our condensed consolidated statements of comprehensive income (loss). We have completed a valuation of Solarsoft, however, the purchase price allocation for non-income based tax liabilities, income tax assets and liabilities as well as sales tax liabilities have not been finalized.

Acquisition of Cogita Business Services International, Ltd.

During May 2012, we acquired the principal operating assets and the assembled workforce of Cogita Business Services International, Ltd. ("Cogita") for $2.2 million in cash. Cogita was an information technology consulting firm and an authorized distributor of Epicor products. The transaction met the definition of a business combination in accordance with GAAP. We assumed net tangible liabilities of $1.2 million, acquired intangible assets of $1.0 million, and recognized goodwill of $2.4 million. As of June 30, 2013, the purchase price allocation has been finalized. Cogita is reported within our ERP segment.

Acquisition of Internet AutoParts, Inc.

During March 2012, we obtained a 100% controlling interest in Internet AutoParts Inc. by acquiring the remaining 6.8 million outstanding common shares of Internet AutoParts Inc. for $0.65 per share, for a total purchase price of $4.4 million in cash. We acquired net tangible assets of $2.0 million, intangible assets of $2.1 million, removed the $3.9 million carrying value of our previous minority investment in Internet AutoParts Inc. and recognized goodwill of $4.2 million. The measurement period for the Internet AutoParts acquisition was finalized in March 2013. Internet AutoParts Inc. is reported within our Retail Distribution segment.

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
As of June 30, 2013, none of the above indicators of impairment were present and we do not believe that any of our reporting units is at risk of a goodwill impairment. Should such conditions arise in between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment of goodwill if we determine that the carrying value of a reporting unit's goodwill exceeds its fair value.
The following table presents a roll-forward of goodwill by reportable segment from September 30, 2012 to June 30, 2013 (in thousands):

	ERP	Retail Solutions	Retail Distribution	Total
Goodwill at September 30, 2012	$697,422	$211,676	$286,268	$1,195,366
Goodwill recorded with purchase of Solarsoft Business Systems, Inc.	99,659	—	14,883	114,542
Translation adjustments	(8,023)	—	—	(8,023)
Goodwill at June 30, 2013	$789,058	$211,676	$301,151	$1,301,885
NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	June 30, 2013	September 30, 2012
Senior secured credit facility due 2018, net of unamortized discount of approximately $6.5 million and $7.6 million, respectively	$849,197	$851,563
Senior secured revolving credit facility due 2016	40,000	—
Senior notes due 2019	465,000	465,000
Convertible senior notes	15	15
Total debt	1,354,212	1,316,578
Current portion	48,600	8,700
Total long-term debt, net of discount	$1,305,612	$1,307,878

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

In addition, the Amendment provides for, among other things (i) the ability for the Company to incur certain incremental facilities under the senior secured credit agreement in the form of senior secured, senior unsecured, senior subordinated, or subordinated notes or term loans and create certain liens securing such indebtedness, (ii) the elimination of “most favored nation” protection with respect to extensions of the maturity of the Term B-1 Loans and (iii) increased capacity for the Company to consummate asset dispositions, make restricted payments and to prepay the Company's existing 8.625% senior unsecured notes due 2019 and other subordinated debt.

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

In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain senior secured leverage ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of June 30, 2013, we had no issued and outstanding letters of credit.

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

The Senior secured credit agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the Senior Secured Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the Senior Secured term loan. We intend to utilize permitted dividend payments to voluntarily fund interest on debt issued by our parent company, EGL Midco. See "Parent Company PIK Toggle Notes" below for a description of the debt issued by EGL Midco.

As of June 30, 2013, we had $855.7 million (before $6.5 million unamortized original issue discount) of term loans outstanding, $40.0 million of borrowings outstanding under the revolving credit facility which were drawn in connection with the Solarsoft acquisition, and unused borrowing capacity of $35.0 million under the revolving credit facility. We have included the revolving credit facility within current portion of long-term debt, because we are planning to repay this within one year. At

June 30, 2013 the interest rate applicable to the term loans was 4.5% per annum and the interest rate applicable to the revolving credit facility was 3.7% per annum.

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

Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At June 30, 2013, the applicable ratio is 4.50 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At June 30, 2013, we were in compliance with all covenants included in the terms of the senior secured credit agreement and the senior notes.

Convertible Senior Notes

At acquisition, Legacy Epicor had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. The convertible senior notes were unsecured and paid interest semiannually at a rate of 2.375% per annum until May 15, 2027. The convertible senior notes were convertible into cash or, at Legacy Epicor’s option, cash and shares of Legacy Epicor’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of the convertible senior notes, which was equivalent to an initial conversion price of approximately $18.10 per share. As a result of the Acquisition, a fundamental change (as defined in the Indenture applicable to the convertible senior notes) occurred on May 16, 2011, and accordingly each holder of the convertible senior notes had the right to have the notes repurchased within 30 business days following the effective date of the acquisition at par plus interest accrued but unpaid up to but excluding the repurchase date.

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of June 30, 2013, $15 thousand in principal amount of notes remained outstanding.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, EGL Midco, has issued $400 million of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that Epicor does not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our consolidated financial statements for the quarter ended June 30, 2013.

Interest on the Midco Notes will be payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. Subject to conditions in the indenture for the Midco Notes, EGL Midco will be entitled to pay interest on the Midco Notes in cash or through issuing additional notes or increasing the principal amount of the Midco Notes ("PIK Interest"). The interest rate on the Midco Notes is 9.0% per annum for interest paid in cash or 9.75% per annum for PIK Interest. PIK Interest shall be paid by issuing additional notes having the same terms as the Midco Notes or by increasing the outstanding principal amount of the Midco Notes.

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco will be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash.
Interest on the Midco Notes will be required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The Senior Secured Credit Facility and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million.

The terms of the Midco Notes require EGL Midco and its subsidiaries to comply with certain covenants, including limitations on incurring additional indebtedness, a prohibition of additional limitations on dividend payments, limitations on sales of assets and subsidiary stock, and limitations on making guarantees. Additionally, failure to pay Minimum Cash Interest on the Midco Notes constitutes an event of default for EGL Midco, causing the Midco Notes to become immediately due and payable by Midco. The holders of the Midco Notes, however, have no recourse against us or our assets.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2014 through fiscal 2018. To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. We believe that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility, will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Caps and Swaps

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. If the floating interest rate exceeds the cap, then the counter-party will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 credit agreement or any related refinancings. The first component was an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and was settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011. As of June 30, 2013, the interest rate cap has expired. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013.

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

We do not hold or issue interest rate cap or swap agreements for trading purposes. In the event that a counter party fails to meet the terms of the interest rate cap or swap agreement, our exposure is limited to the interest rate differential. We manage the credit risk of the counter-parties by dealing only with institutions that we consider financially sound. We consider the risk of non-performance to be remote.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three and nine months ended June 30, 2013, we recorded net foreign currency losses of $0.3 million and $1.2 million, respectively. During the three and nine months ended June 30, 2012, we recorded net foreign currency losses of approximately $0.9 million for each period, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We record each of our foreign currency forward contracts on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions at June 30, 2013 and September 30, 2012, respectively (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2013	September 30, 2012
Foreign currency forward contracts	Prepaid expenses and other current assets	$214	$3

	Liability Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2013	September 30, 2012
Interest rate swap	Other liabilities	$(6,252)	$(7,107)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(78)	(65)
Total liability derivatives		$(6,330)	$(7,172)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012, respectively (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gain (loss) recognized in other comprehensive loss on derivative (effective portion)	$190	$(1,399)	$(116)	$(3,217)
Gain (loss) recognized in income on derivative (ineffective portion)	32	(4)	23	(14)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(9)	(19)	(26)	(163)
Loss reclassified from other comprehensive loss into interest expense	(948)	—	(948)	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three months ended June 30, 2013, we made our first interest payment for the swap, and in connection with that payment, we reclassified $0.9 million of losses from accumulated other comprehensive income into interest expense. The remaining losses reported in accumulated other comprehensive income will be reclassified into interest expense as hedged interest payments are made for the swap each quarter through September 30, 2015. We expect to reclassify approximately $3.6 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012, respectively (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Included in other income (expense), net	$1,554	$(929)	$717	$(903)

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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of June 30, 2013, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, postretirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of June 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$214	$—	$214
Deferred compensation plan assets (1)	—	3,639	—	3,639
Post-retirement insurance plan assets (2)	—	787	—	787
Liabilities:
Interest rate swap (3)	—	(6,252)	—	(6,252)
Foreign currency forward contracts (3)	—	(78)	—	(78)
Deferred compensation plan liabilities (4)	—	(3,609)	—	(3,609)
Total	$—	$(5,299)	$—	$(5,299)

(1)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in other liabilities in our condensed consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

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

Our senior secured term loan and revolving credit facility had carrying values of $855.7 million (before unamortized original issue discount) and $40.0 million, respectively, which approximated fair value. As of June 30, 2013, the fair value of our senior notes was approximately $479.0 million based on a trading price of approximately 103% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our senior notes is determined by reference to their current trading price. The notes are not actively traded, and as such, the fair value of our senior notes represents a Level 2 fair value measurement. The fair value of our senior secured credit facility is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our senior secured credit facility represents a Level 2 fair value measurement.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $1.3 million and $8.9 million during the three and nine months ended June 30, 2013, respectively, resulting in an income tax benefit rate of 12.1% and 19.8%, respectively. We recorded an income tax benefit of $5.5 million and $15.8 million during the three and nine months ended June 30, 2012, respectively, resulting in an income tax benefit rate of 48.4% and 32.6%, respectively.

Our income tax rate for the three months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960. Our income tax rate for the three months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the period and the impact of changes in foreign exchange rates on deferred income taxes, partially offset by non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions.

Our income tax rate for the nine months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Additionally, the federal research credit expired on December 31, 2011 and was retroactively reinstated effective January 2, 2013. As such, our income tax rate for the nine months ended June 30, 2013 benefited from the effects of this retroactive reinstatement. Our income tax rate for the nine months ended June 30, 2012 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions, partially offset by tax benefits related to income tax returns filed in the period.

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

During the nine months ended June 30, 2013, we granted 2.6 million Series C Units to certain employees as compensation for their services. Also, for the nine months ended June 30, 2013, the fiscal 2013 Adjusted EBITDA performance targets were set for 1.6 million Series C Performance Units. We recorded $1.9 million of share based compensation expense for these units in the nine months ended June 30, 2013.

We recognize share based compensation expense using the accelerated expense attribution period, which separately recognizes compensation expense for each vesting tranche over its vesting period.

The following table summarizes our share-based compensation expense for Series C Units for the three and nine months ended June 30, 2013 and 2012, and its allocation within the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of revenues:
Systems	$73	$148	$236	$230
Services	23	91	115	207
Operating expenses:
Sales and marketing	449	806	1,281	1,678
Product development	177	338	577	847
General and administrative	698	1,486	2,405	3,707
Total share-based compensation expense	$1,420	$2,869	$4,614	$6,669

NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, following the Acquisitions, our management approved a restructuring plan as we began to integrate Legacy Epicor and Activant. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams.
During the nine months ended June 30, 2013, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. During the nine months ended June 30, 2013, we incurred restructuring charges of $4.1 million related to this plan, primarily related to eliminating certain employee positions and consolidating excess facilities. As of June 30, 2013, we have paid out $2.9 million related to the Solarsoft plan, and our restructuring liability for this plan is $1.1 million. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive income (loss) as they are incurred.
Our restructuring liability at June 30, 2013, was approximately $8.4 million and the changes in our restructuring liabilities for the nine months then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments	Balance at June 30, 2013

Facility consolidations - 2011 plan	$8,874	$(494)	$(1,277)	$(389)	$6,714
Employee severance, benefits and related costs - 2011 plan	941	485	(794)	(5)	627
Facility consolidations - Solarsoft plan	—	1,625	(500)	(83)	1,042
Employee severance, benefits and related costs - Solarsoft plan	—	2,483	(2,431)	—	52
Total	$9,815	$4,099	$(5,002)	$(477)	$8,435

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
In conjunction with the Acquisitions we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. For the three months ended June 30, 2013 and 2012, we recorded expense of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended June 30, 2013 and 2012, we recorded expense of approximately $1.5 million and $1.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
In December 2011 and January 2012, we received $2.1 million and $0.1 million, respectively, in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2013 and the accompanying audited condensed consolidated balance sheet as of September 30, 2012.
Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 4 - Debt, our indirect parent company, EGL Midco, has issued $400 million of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2014 through fiscal 2018.

During the three months ended June 30, 2013, we did not make any distributions to EGL Midco to service the Midco Notes. See Note 4 - Debt, for further information regarding the Midco Notes.

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

Reportable segment revenue by category for the three and nine months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
ERP revenues:
Systems:
License	$23,668	$22,852	$68,313	$70,287
Professional services	38,470	31,581	110,407	95,462
Hardware	3,307	3,899	11,630	11,539
Other	110	115	349	358
Total systems	65,555	58,447	190,699	177,646
Services	83,818	70,040	246,438	197,615
Total ERP revenues	149,373	128,487	437,137	375,261

Retail Solutions revenues:
Systems:
License	3,832	6,145	10,416	16,824
Professional services	9,700	10,150	27,596	27,133
Hardware	6,762	5,244	19,388	13,790
Other	—	—	—	—
Total systems	20,294	21,539	57,400	57,747
Services	16,613	15,190	48,717	45,322
Total Retail Solutions revenues	36,907	36,729	106,117	103,069

Retail Distribution revenues:
Systems:
License	4,963	5,002	15,120	14,366
Professional services	4,425	3,099	13,644	10,104
Hardware	4,754	4,573	14,838	13,729
Other	1,154	1,272	3,382	3,635
Total systems	15,296	13,946	46,984	41,834
Services	39,638	38,127	117,981	110,908
Total Retail Distribution revenues	54,934	52,073	164,965	152,742

Total revenues:
Systems:
License	32,463	33,999	93,849	101,477
Professional services	52,595	44,830	151,647	132,699
Hardware	14,823	13,716	45,856	39,058
Other	1,264	1,387	3,731	3,993
Total systems	101,145	93,932	295,083	277,227
Services	140,069	123,357	413,136	353,845
Total revenues	$241,214	$217,289	$708,219	$631,072

Reportable segment contribution margin for the three and nine months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
ERP	$45,315	$39,487	$134,076	$104,893
Retail Solutions	11,884	13,009	32,230	34,524
Retail Distribution	17,388	16,840	50,564	48,959
Total segment contribution margin	$74,587	$69,336	$216,870	$188,376

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Segment contribution margin	$74,587	$69,336	$216,870	$188,376
Corporate and unallocated costs	(18,617)	(17,637)	(56,352)	(50,232)
Share-based compensation expense	(1,420)	(2,869)	(4,614)	(6,669)
Depreciation and amortization	(39,707)	(35,242)	(120,243)	(103,085)
Acquisition-related costs	(2,018)	(1,703)	(5,862)	(4,524)
Restructuring costs	(606)	(84)	(4,099)	(4,296)
Interest expense	(22,935)	(22,454)	(69,924)	(67,812)
Other expense, net	(244)	(681)	(668)	(316)
Loss before income taxes	$(10,960)	$(11,334)	$(44,892)	$(48,558)

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
NOTE 13 — GUARANTOR CONSOLIDATION
The senior secured credit agreement and the senior notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured credit agreement and the senior notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheet as of June 30, 2013, the condensed consolidating balance sheet as of September 30, 2012, the unaudited condensed consolidating statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012, and the unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2013 and 2012.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$18,209	$1,498	$57,765	$—	$77,472
Accounts receivable, net	54,269	8,236	61,302	—	123,807
Inventories, net	1,783	852	1,430	—	4,065
Deferred tax assets	10,987	—	5,102	—	16,089
Income tax receivable	5,180	(1,994)	7,359	—	10,545
Prepaid expenses and other current assets	7,498	547	27,215	—	35,260
Total current assets	97,926	9,139	160,173	—	267,238
Property and equipment, net	37,288	2,024	26,109	—	65,421
Intangible assets, net	653,875	1,336	106,052	—	761,263
Goodwill	952,392	74,229	275,264	—	1,301,885
Deferred financing costs	29,402	—	1,319	—	30,721
Other assets	494,905	(62,961)	(209,727)	(197,402)	24,815
Total assets	$2,265,788	$23,767	$359,190	$(197,402)	$2,451,343
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$20,926	$1,219	$7,943	$—	$30,088
Payroll related accruals	20,509	773	12,836	—	34,118
Deferred revenue	82,333	2,559	66,610	—	151,502
Current portion of long-term debt and revolving credit facility	48,600	—	—	—	48,600
Accrued interest payable	6,908	—	—	—	6,908
Accrued expenses and other current liabilities	7,044	(84)	47,064	—	54,024
Total current liabilities	186,320	4,467	134,453	—	325,240
Long-term debt, net of unamortized discount	1,305,612	—	—	—	1,305,612
Deferred income tax liabilities	227,581	(2,534)	35,946	—	260,993
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	31,471	649	12,574	—	44,694
Total liabilities	1,753,190	2,582	182,973	—	1,938,745
Total stockholder’s equity	512,598	21,185	176,217	(197,402)	512,598
Total liabilities and stockholder’s equity	$2,265,788	$23,767	$359,190	$(197,402)	$2,451,343

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$50,581	$9,366	$41,198	$—	$101,145
Services	92,381	3,896	43,792	—	140,069
Total revenues	142,962	13,262	84,990	—	241,214
Operating expenses:
Cost of systems revenues	30,721	6,490	21,877	—	59,088
Cost of services revenues	23,682	1,592	15,347	—	40,621
Sales and marketing	25,600	685	15,264	—	41,549
Product development	14,201	694	12,359	—	27,254
General and administrative	12,815	488	4,849	—	18,152
Depreciation and amortization	32,695	209	6,803	—	39,707
Acquisition-related costs	1,937	—	81	—	2,018
Restructuring costs	96	—	510	—	606
Total operating expenses	141,747	10,158	77,090	—	228,995
Operating income	1,215	3,104	7,900	—	12,219
Interest expense	(22,844)	—	(91)	—	(22,935)
Equity in earnings of subsidiaries	11,742	—	—	(11,742)	—
Other income (expense), net	300	2	(546)	—	(244)
Income (loss) before income taxes	(9,587)	3,106	7,263	(11,742)	(10,960)
Income tax expense (benefit)	49	—	(1,373)	—	(1,324)
Net income (loss)	(9,636)	3,106	8,636	(11,742)	(9,636)
Other comprehensive loss	(1,954)	—	(3,124)	3,124	(1,954)
Total comprehensive income (loss)	$(11,590)	$3,106	$5,512	$(8,618)	$(11,590)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$54,338	$9,388	$30,206	$—	$93,932
Services	88,790	3,878	30,689	—	123,357
Total revenues	143,128	13,266	60,895	—	217,289
Operating expenses:
Cost of systems revenues	29,646	5,680	20,568	—	55,894
Cost of services revenues	23,794	1,683	10,751	—	36,228
Sales and marketing	22,276	540	12,489	—	35,305
Product development	12,460	630	8,472	—	21,562
General and administrative	18,021	350	1,099	—	19,470
Depreciation and amortization	28,735	208	6,299	—	35,242
Acquisition-related costs	1,528	—	175	—	1,703
Restructuring costs	19	—	65	—	84
Total operating expenses	136,479	9,091	59,918	—	205,488
Operating income	6,649	4,175	977	—	11,801
Interest expense	(22,352)	(2)	(100)	—	(22,454)
Equity in earnings of subsidiaries	2,921	—	—	(2,921)	—
Other income (expense), net	(20)	31	(692)	—	(681)
Income (loss) before income taxes	(12,802)	4,204	185	(2,921)	(11,334)
Income tax expense (benefit)	(6,952)	14	1,454	—	(5,484)
Net income (loss)	(5,850)	4,190	(1,269)	(2,921)	(5,850)
Other comprehensive loss	(2,765)	—	(1,897)	1,897	(2,765)
Total comprehensive income (loss)	$(8,615)	$4,190	$(3,166)	$(1,024)	$(8,615)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Nine months ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$149,953	$23,213	$121,917	$—	$295,083
Services	273,104	12,020	128,012	—	413,136
Total revenues	423,057	35,233	249,929	—	708,219
Operating expenses:
Cost of systems revenues	100,024	17,155	57,296	—	174,475
Cost of services revenues	72,918	5,122	44,421	—	122,461
Sales and marketing	76,821	1,787	44,389	—	122,997
Product development	40,843	1,721	34,364	—	76,928
General and administrative	38,980	1,460	15,014	—	55,454
Depreciation and amortization	86,942	616	32,685	—	120,243
Acquisition-related costs	5,495	—	367	—	5,862
Restructuring costs	136	—	3,963	—	4,099
Total operating expenses	422,159	27,861	232,499	—	682,519
Operating income	898	7,372	17,430	—	25,700
Interest expense	(69,666)	(9)	(249)	—	(69,924)
Equity in earnings of subsidiaries	16,645	—	—	(16,645)	—
Other expense, net	(247)	(4)	(417)	—	(668)
Income (loss) before income taxes	(52,370)	7,359	16,764	(16,645)	(44,892)
Income tax expense (benefit)	(16,367)	2	7,476	—	(8,889)
Net income (loss)	(36,003)	7,357	9,288	(16,645)	(36,003)
Other comprehensive loss	(8,777)	—	(9,800)	9,800	(8,777)
Total comprehensive income (loss)	$(44,780)	$7,357	$(512)	$(6,845)	$(44,780)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Nine Months ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$163,419	$21,598	$92,210	$—	$277,227
Services	253,797	11,919	88,129	—	353,845
Total revenues	417,216	33,517	180,339	—	631,072
Operating expenses:
Cost of systems revenues	90,892	14,464	53,270	—	158,626
Cost of services revenues	71,669	5,263	32,025	—	108,957
Sales and marketing	69,544	1,762	37,854	—	109,160
Product development	36,721	2,221	24,757	—	63,699
General and administrative	55,748	1,013	2,394	—	59,155
Depreciation and amortization	87,768	540	14,777	—	103,085
Acquisition-related costs	4,311	—	213	—	4,524
Restructuring costs	1,946	273	2,077	—	4,296
Total operating expenses	418,599	25,536	167,367	—	611,502
Operating income (loss)	(1,383)	7,981	12,972	—	19,570
Interest expense	(67,493)	2	(321)	—	(67,812)
Equity in earnings of subsidiaries	14,445	—	—	(14,445)	—
Other income (expense), net	2,119	12	(2,447)	—	(316)
Income (loss) before income taxes	(52,312)	7,995	10,204	(14,445)	(48,558)
Income tax expense (benefit)	(19,566)	14	3,740	—	(15,812)
Net income (loss)	(32,746)	7,981	6,464	(14,445)	(32,746)
Other comprehensive loss	(3,268)	—	(592)	592	(3,268)
Total comprehensive income (loss)	$(36,014)	$7,981	$5,872	$(13,853)	$(36,014)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Nine Months Ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,836	$(10,641)	$1,078	$—	$87,273
Investing activities:
Purchases of property and equipment	(10,945)	(53)	(2,445)	—	(13,443)
Capitalized computer software and database costs	(8,200)	—	—	—	(8,200)
Acquisition of businesses, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—	—	1,440
Net cash used in investing activities	(170,535)	(53)	(2,445)	—	(173,033)
Financing activities:
Proceeds from revolving facilities, net	40,000	—	—	—	40,000
Proceeds from issuance of senior secured term loan	3,050	—	—	—	3,050
Payments on long-term debt	(6,475)	—	—	—	(6,475)
Payment of financing fees	(1,598)	—	—	—	(1,598)
Net cash provided by financing activities	34,977	—	—	—	34,977
Effect of exchange rate changes on cash	—	—	(2,421)	—	(2,421)
Change in cash and cash equivalents	(38,722)	(10,694)	(3,788)	—	(53,204)
Cash and cash equivalents, beginning of period	56,931	12,192	61,553	—	130,676
Cash and cash equivalents, end of period	$18,209	$1,498	$57,765	$—	$77,472

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Nine Months Ended June 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$61,751	$8,405	$20,995	$—	$91,151
Investing activities:
Purchases of property and equipment	(17,473)	(64)	(2,098)	—	(19,635)
Capitalized computer software and database costs	(8,279)	—	—	—	(8,279)
Acquisition of businesses, net of cash acquired	(2,296)	—	(2,192)	—	(4,488)
Sale of short-term investments	329	—	—	—	329
Net cash used in investing activities	(27,719)	(64)	(4,290)	—	(32,073)
Financing activities:
Proceeds of loan from affiliate	2,199	—	—	—	2,199
Payments on long-term debt	(6,525)	—	—	—	(6,525)
Net cash used in financing activities	(4,326)	—	—	—	(4,326)
Effect of exchange rate changes on cash	—	—	(433)	—	(433)
Change in cash and cash equivalents	29,706	8,341	16,272	—	54,319
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$43,220	$9,515	$46,380	$—	$99,115

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and "Part II, Item 1A Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the Acquisitions. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Systems, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired them. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
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
Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”), manufacturing execution systems ("MES") and service management, among others. Our solutions further respond to our customers' need for increased supply chain visibility and transparency by offering multichannel e-commerce, mobile and collaborative portal capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services have become deeply embedded in our customers’ businesses and are a critical component to their success.
In addition to processing the transactional business information for the industries and vertical markets we serve, our analytics, business intelligence and industry catalog and content products aggregate detailed business transactions to provide our customers with advanced multi-dimensional analysis, modeling and reporting of their enterprise-wide data.
We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, technologies and/or services offerings on a regular, ongoing basis in over 35,000 sites and locations. Additionally, our automotive parts catalog is used at approximately 27,000 locations, many of which are also our systems customers.
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, Europe, Asia and Australia, with approximately 4,600 employees worldwide as of June 30, 2013. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
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

On May 16, 2011, pursuant to an Agreement and Plan of Merger, dated as of April 4, 2011 between Eagle, AGI, Sun5 Merger Sub, Inc., a wholly-owned subsidiary of the Company (“ASub”), and certain other parties, A Sub was merged with and into AGI with AGI surviving as a wholly-owned subsidiary of the Company. We paid net aggregate consideration of $972.5 million for the outstanding AGI equity (including “in-the-money” stock options outstanding immediately prior to the consummation of the acquisition) consisting of $890.0 million in cash, plus $84.1 million cash on hand (net of a $2.3 million agreed upon adjustment) and a payment of $5.8 million for certain assumed tax benefits minus the amount of a final net working capital adjustment of $7.4 million, as specified in the Activant Agreement and Plan of Merger.

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

Updates to Critical Accounting Policies
There were no updates to our critical accounting policies during the nine months ended June 30, 2013. For a full list of our accounting policies, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2012, as amended on May 30, 2013.

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

Services revenues consist primarily of maintenance services and content and supply chain services (including recurring revenue such as software as a service (“SaaS”), hosting and managed services). These services are specific to the markets we serve and can complement our software product offerings. Maintenance services include customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services. Content and supply chain services are comprised of proprietary catalogs, data warehouses, electronic data interchange, and data management products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, e-Commerce connectivity offerings, hosting, networking and security monitoring management solutions. We generally provide services on a subscription basis, and accordingly these revenues are primarily recurring in nature. Of our total revenues for the nine months ended June 30, 2013 and 2012, approximately $413.1 million and $353.8 million, respectively, or 58.3% and 56.1%, respectively, was derived from services revenues, which have been a stable and predictable recurring revenue stream for us.
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

•
Income tax expense (benefit) — Income tax expense is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends

Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook remains uncertain. The macroeconomic performance in the United States ("U.S.") is currently being shaped primarily by private sector expansion, domestic fiscal and monetary policy and sluggish global growth. Over the past year, the U.S. economy has been experiencing positive momentum as evidenced by continued improvement in light vehicle sales, the residential housing market, consumer confidence, new orders for consumer goods and lower unemployment rates. While the Federal Reserve's quantitative easing monetary policy has been a stabilizing force for the economy, the recent communications regarding future policy is creating uncertainty in the marketplace. Relatively low GDP growth levels over the past few quarters also demonstrates the limitations of monetary policy in shielding the economy from the short term uncertainty that was caused by the U.S. government fiscal issues such as the debt ceiling, reduced spending levels and payroll tax increase, all of which are expected to have an unfavorable impact on investments, hiring and growth in the short term. The European Union (“EU”) and the Eurozone recession continues as economic growth remains weak in core member states. Economic indicators, despite recent marginal improvements, point to continued recession for the remainder of calendar year 2013. Fiscal austerity, high unemployment and uncertainty continue to depress consumption. While the Eurozone weakness impacts emerging economies the most, the U.S. economy would benefit from a strong Eurozone demand for U.S. goods and services. We expect these conditions will lead to continued IT spending weakness in Europe into 2013, and these conditions could continue to have a negative impact on IT spending in the U.S. as well.
All of our reporting segments continue to see strong customer retention rates. However, the weak European economy and uncertainty surrounding the U.S. economy has adversely impacted our ability to close new deals in our ERP segment and we expect this market to continue to be challenging for the remainder of this fiscal year. Our Retail Solutions segment performance continues to be driven by longer sales cycles as well as by the number and timing of large strategic deals. Our Retail Distribution segment systems revenue performance has been impacted both favorably by improvements in consumer confidence and the residential housing market recovery, as well as unfavorably by the recent macroeconomic uncertainty caused by the U.S. government fiscal issues.
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
Results of Operations
The following discussion of the Company's revenues and expenses has been prepared by comparing the combined results of Epicor for the three and nine months ended June 30, 2013 and Solarsoft Business Systems ("Solarsoft") for the three months ended June 30, 2013 and the period from the date of the acquisition on October 12, 2012 through June 30, 2013, compared to the three and nine months ended June 30, 2012 for Epicor. Any references below to Solarsoft represent Solarsoft results for the three months ended June 30, 2013 and the period of October 12, 2012 through June 30, 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues
Our total revenues were $241.2 million and $217.3 million for the three months ended June 30, 2013 and 2012, respectively. Total revenues increased by $23.9 million, or 11%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was due to the inclusion of $18.9 million of revenue from Solarsoft products as well as a $5.0 million increase as described in more detail below.

The following table sets forth our segment revenues by systems and services for the three months ended June 30, 2013 and 2012, and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
ERP revenues:
Systems:
License	$23,668	$22,852	$816	4%
Professional services	38,470	31,581	6,889	22%
Hardware	3,307	3,899	(592)	(15)%
Other	110	115	(5)	(4)%
Total systems	65,555	58,447	7,108	12%
Services	83,818	70,040	13,778	20%
Total ERP revenues	149,373	128,487	20,886	16%

Retail Solutions revenues:
Systems:
License	3,832	6,145	(2,313)	(38)%
Professional services	9,700	10,150	(450)	(4)%
Hardware	6,762	5,244	1,518	29%
Other	—	—	—	—
Total systems	20,294	21,539	(1,245)	(6)%
Services	16,613	15,190	1,423	9%
Total Retail Solutions revenues	36,907	36,729	178	—%

Retail Distribution revenues:
Systems:
License	4,963	5,002	(39)	(1)%
Professional services	4,425	3,099	1,326	43%
Hardware	4,754	4,573	181	4%
Other	1,154	1,272	(118)	(9)%
Total systems	15,296	13,946	1,350	10%
Services	39,638	38,127	1,511	4%
Total Retail Distribution revenues	54,934	52,073	2,861	5%

Total revenues:
Systems:
License	32,463	33,999	(1,536)	(5)%
Professional services	52,595	44,830	7,765	17%
Hardware	14,823	13,716	1,107	8%
Other	1,264	1,387	(123)	(9)%
Total systems	101,145	93,932	7,213	8%
Services	140,069	123,357	16,712	14%
Total revenues	$241,214	$217,289	$23,925	11%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues for the three months ended June 30, 2013. This compares to the three months ended June 30, 2012, where ERP and Retail Solutions and Retail Distribution segments accounted for approximately 59%, 17% and 24%, respectively, of revenues. The shift in ERP, Retail Solutions and Retail Distribution's percentage of total revenues is primarily attributable to revenue from Solarsoft products for the three months ended June 30, 2013, which contributed $15.1 million to ERP revenues and $3.8 million to Retail Distribution revenues for the three months ended June 30, 2013. See Note 11 - Segment Reporting in our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

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

	Three Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
Systems revenues
ERP	$65,510	$58,474	$7,036	12%
Retail Solutions	20,400	21,695	(1,295)	(6)%
Retail Distribution	15,619	14,050	1,569	11%
Deferred revenue purchase accounting adjustment	(384)	(287)	(97)	34%
Total systems revenues	101,145	93,932	7,213	8%
Services revenues
ERP	84,226	71,004	13,222	19%
Retail Solutions	16,613	15,280	1,333	9%
Retail Distribution	39,888	38,165	1,723	5%
Deferred revenue purchase accounting adjustment	(658)	(1,092)	434	(40)%
Total services revenues	140,069	123,357	16,712	14%

Total revenues
ERP	149,736	129,478	20,258	16%
Retail Solutions	37,013	36,975	38	—%
Retail Distribution	55,507	52,215	3,292	6%
Deferred revenue purchase accounting adjustment (1)	(1,042)	(1,379)	337	(24)%
Total revenues	$241,214	$217,289	$23,925	11%

(1) For the three months ended June 30, 2013, Solarsoft's deferred revenue purchase accounting adjustment was approximately $0.8 million.

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues increased by $20.9 million, or 16%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Of this increase, $15.1 million was attributable to revenue from Solarsoft products.

◦
ERP systems revenues increased by $7.1 million, or 12%, for the three months ended June 30, 2013. Revenue from Solarsoft products contributed $5.9 million. Additionally our systems revenues increased $1.2 million primarily as a result of a $2.6 million increase in professional services revenues driven by improved resource billable utilization and the Cogita acquisition, partially offset by a $1.2 million decrease in hardware revenues as a result of a lower mix of systems sold with hardware and a $0.2 million decrease in license revenues.

◦
ERP services revenues increased by $13.8 million, or 20%, for the three months ended June 30, 2013. Revenue from services related to Solarsoft products contributed $9.2 million. Additionally our services revenues increased by $4.6 million which was a result of a $2.1 million increase in support revenues primarily as a result of the addition of new customer software maintenance and support price increases and a

$1.0 million decrease in deferred revenue purchase accounting adjustments, as well as a $1.5 million increase in content and connectivity revenues, primarily due to increased SaaS revenues.

•
Retail Solutions revenues - Retail Solutions revenues increased by $0.2 million, or less than 1%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Retail Solutions systems revenues decreased by $1.2 million and Retail Solutions services revenues increased by $1.4 million. The decrease in systems revenue was predominantly attributable to a $2.3 million decrease in license revenues due to a lower level of strategic deals in the current year and a $0.4 million decrease in professional services revenues, partially offset by a $1.5 million increase in hardware revenues driven primarily by large follow on strategic orders. The increase in services revenue was primarily attributable to a $0.9 million increase in customer support revenues primarily as a result of the addition of new software maintenance and support price increases, a $0.5 million increase in content and connectivity revenues as well as a $0.1 million decrease in deferred revenue purchase accounting adjustments.

•
Retail Distributions revenues - Retail Distribution revenues increased by $2.9 million, or 5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due primarily to the inclusion of $3.8 million of revenue from Solarsoft products, partially offset by a $0.6 million decrease in systems revenues and a $0.3 million decrease in services revenues. Retail Distribution systems revenues increased by $1.4 million primarily due to the inclusion of $2.0 million of revenue from Solarsoft products, partially offset by a $0.6 million decrease in systems revenues driven primarily by a decrease in new license revenues due to the timing of revenue recognition on larger deals in the current quarter. Retail Distribution services revenues increased by $1.5 million primarily due to the inclusion of $1.8 million of revenue from services related to Solarsoft products, partially offset by a $0.3 million decrease in support revenues primarily driven by reductions in our content and connectivity revenues.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
Cost of systems revenues	$59,088	$55,894	$3,194	6%
Cost of services revenues	40,621	36,228	4,393	12%
Total cost of revenues	99,709	92,122	7,587	8%
Sales and marketing	41,549	35,305	6,244	18%
Product development	27,254	21,562	5,692	26%
General and administrative	18,152	19,470	(1,318)	(7)%
Depreciation and amortization	39,707	35,242	4,465	13%
Acquisition-related costs	2,018	1,703	315	18%
Restructuring costs	606	84	522	621%
Total other operating expenses	129,286	113,366	15,920	14%
Interest expense	(22,935)	(22,454)	(481)	2%
Other expense, net	(244)	(681)	437	(64)%
Income tax benefit	$(1,324)	$(5,484)	$4,160	(76)%

•
Cost of systems revenues - Cost of systems revenues increased by $3.2 million, or 6%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily attributable to the inclusion of $5.0 million of Solarsoft costs, partially offset by $1.8 million of lower cost of systems revenues due to lower professional services costs as a result of improved resource billable utilization and lower outside services costs as well as lower third party royalty costs on lower license revenues.

•
Cost of services revenues - Cost of services revenues increased by $4.4 million, or 12%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily attributable to the inclusion of $4.5 million of Solarsoft costs.

Total other operating expenses increased by $15.9 million, or 14%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase was due to the inclusion of $10.4 million of Solarsoft costs as well as a $5.5 million increase as described in more detail below.

•
Sales and marketing - Sales and marketing expenses increased by $6.2 million, or 18%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily the result of the inclusion of $3.1 million of Solarsoft expenses, a $1.3 million increase in sales commissions, a $0.8 million increase in other salary related expenses, a $0.3 million increase in marketing related expenses, a $0.2 million increase in allocated expenses and a $0.2 million increase in channel partner referral fees.

•
Product development - Product development expenses increased by $5.7 million, or 26%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily the result of the inclusion of $2.8 million of Solarsoft expenses, $2.5 million of increased salary and benefits costs primarily as a result of increased headcount and $0.3 million of allocated expenses.

•
General and administrative - General and administrative expenses decreased by $1.3 million, or 7%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily the result of a $1.3 million decrease in bad debt expense and a $0.7 million decrease in salary related expenses and a $0.7 million decrease in legal expenses, partially offset by the inclusion of $1.0 million of Solarsoft expenses and a $0.2 million increase in professional fees.

•
Depreciation and amortization - Depreciation and amortization expense was $39.7 million for the three months ended June 30, 2013 compared to $35.2 million for the three months ended June 30, 2012, an increase of $4.5 million, or 13%. The increase was primarily a result of $3.2 million due to the Solarsoft acquisition as well as $0.4 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $0.9 million of amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $2.0 million for the three months ended June 30, 2013 as compared to $1.7 million for the three months ended June 30, 2012. The acquisition costs for the three months ended June 30, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft. The acquisition costs for the three months ended June 30, 2012 consisted primarily of integration related activities, such as consolidating the Company's information systems, as well as due diligence fees related to other acquisition-related activities.

•
Restructuring costs - During the three months ended June 30, 2013, we incurred $0.6 million of restructuring costs primarily as a result of consolidating certain excess facilities and eliminating certain employee positions in connection with the acquisition of Solarsoft. During the three months ended June 30, 2012, we incurred $0.1 million of restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of the Acquisitions. See Note 9 - Restructuring Costs, in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended June 30, 2013 and 2012 was $22.9 million and $22.5 million, respectively. The increase in interest expense was attributed primarily to $0.9 million of interest expense reclassified from other comprehensive loss for our interest rate swap and approximately $0.4 million of interest expense on our revolver which was drawn as a result of the Solarsoft acquisition in October 2012, partially offset by the 0.5% interest rate reduction in our senior secured term loan which was refinanced in March 2013. See Note 4 - Debt, in our unaudited condensed consolidated financial statements.

Other income (expense), net
Other income (expense) for the three months ended June 30, 2013 was expense of $0.2 million compared to expense of $0.7 million for the three months ended June 30, 2012. The three months ended June 30, 2013 consisted primarily of $0.3 million of foreign exchange losses, partially offset by $0.1 million of interest income. The three months ended June 30, 2012 consisted primarily of $0.9 million of foreign exchange losses partially offset by $0.3 million of gain on marketable securities.
Income tax expense (benefit)

We recorded an income tax benefit of $1.3 million, or 12.1% of pre-tax loss, during the three months ended June 30, 2013 compared to an income tax benefit of $5.5 million, or 48.4% of pre-tax loss, during the three months ended June 30, 2012. Our income tax rate for the three months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960. Our income tax rate for the three months ended June 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the period and the impact of changes in foreign exchange rates on deferred income taxes, partially offset by non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions.
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
ERP	$45,315	$39,487	$5,828	15%
Retail Solutions	11,884	13,009	(1,125)	(9)%
Retail Distribution	17,388	16,840	548	3%
Total segment contribution margin	$74,587	$69,336	$5,251	8%

•
ERP contribution margin - Contribution margin for ERP increased by $5.8 million, or 15%, for the three months ended June 30, 2013 as compared to the same period in the prior year. The Solarsoft acquisition contributed $2.2 million of contribution margin for the three months ended June 30, 2013. Additionally, contribution margin increased by $3.6 million primarily due to a $3.4 million increase in systems margins driven by an increase in professional services margins as a result of increased revenues and improved resource billable utilization, a $3.5 million increase in support margins (as a result of a $1.0 million reduction in the deferred revenue purchase accounting adjustments and $2

.5 million increase driven by maintenance and SaaS service revenue growth), and a $0.6 million reduction in bad debt expense partially offset by a $1.9 million increase in product development employee related expenses primarily as a result of increased headcount and increased benefit costs, $1.1 million increase in commission expenses, $0.4 million increase in marketing related expenses and a $0.2 million increase in channel partner referral fees.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $1.1 million, or 9%, for the three months ended June 30, 2013 as compared to the same period in the prior year. The decrease was primarily as a result of a $2.0 million decrease in systems margins as a result of lower license revenues, a $0.7 million increase in product development employee related expenses and allocated expenses primarily relating to increased headcount and benefit costs, partially offset by a $1.2 million increase in support margins primarily as a result of increased support revenues and a $0.6 million decrease in bad debt expense.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $0.5 million, or 3%, for the three months ended June 30, 2013 as compared to the same period in the prior year. The Solarsoft acquisition contributed $0.5 million of contribution margin for the three months ended June 30, 2013, and support margins increased by $1.1 million primarily as a result of support price increases and decreased employee and outside services costs. These increases were primarily offset by a $0.6 million increase in sales and marketing employee related costs and a $0.5 million increase in commission expenses.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Three Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Segment contribution margin	$74,587	$69,336
Corporate and unallocated costs	(18,617)	(17,637)
Share-based compensation expense	(1,420)	(2,869)
Depreciation and amortization	(39,707)	(35,242)
Acquisition-related costs	(2,018)	(1,703)
Restructuring costs	(606)	(84)
Interest expense	(22,935)	(22,454)
Other expense, net	(244)	(681)
Loss before income taxes	$(10,960)	$(11,334)

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Total revenues
Our total revenues were $708.2 million and $631.1 million during the nine months ended June 30, 2013 and 2012, respectively. Total revenues increased by $77.1 million, or 12%, during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was due to the inclusion of $57.1 million of revenue from Solarsoft products as well as a $20.0 million increase as described in more detail below.

The following table sets forth our segment revenues by systems and services for the nine months ended June 30, 2013 and 2012, and the variance thereof:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
ERP revenues:
Systems:
License	$68,313	$70,287	$(1,974)	(3)%
Professional services	110,407	95,462	14,945	16%
Hardware	11,630	11,539	91	1%
Other	349	358	(9)	(3)%
Total systems	190,699	177,646	13,053	7%
Services	246,438	197,615	48,823	25%
Total ERP revenues	437,137	375,261	61,876	16%

Retail Solutions revenues:
Systems:
License	10,416	16,824	(6,408)	(38)%
Professional services	27,596	27,133	463	2%
Hardware	19,388	13,790	5,598	41%
Other	—	—	—	—%
Total systems	57,400	57,747	(347)	(1)%
Services	48,717	45,322	3,395	7%
Total Retail Solutions revenues	106,117	103,069	3,048	3%

Retail Distribution revenues:
Systems:
License	15,120	14,366	754	5%
Professional services	13,644	10,104	3,540	35%
Hardware	14,838	13,729	1,109	8%
Other	3,382	3,635	(253)	(7)%
Total systems	46,984	41,834	5,150	12%
Services	117,981	110,908	7,073	6%
Total Retail Distribution revenues	164,965	152,742	12,223	8%

Total revenues:
Systems:
License	93,849	101,477	(7,628)	(8)%
Professional services	151,647	132,699	18,948	14%
Hardware	45,856	39,058	6,798	17%
Other	3,731	3,993	(262)	(7)%
Total systems	295,083	277,227	17,856	6%
Services	413,136	353,845	59,291	17%
Total revenues	$708,219	$631,072	$77,147	12%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues during the nine months ended June 30, 2013. This compares to the nine months ended June 30, 2012, where ERP and Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues. The shift in ERP, Retail Solutions and Retail Distribution's percentage of total revenues is primarily attributable to revenue from Solarsoft products during the nine months ended June 30, 2013, which contributed $46.4 million to ERP revenues and $10.7 million to Retail Distribution revenues during the nine months ended June 30, 2013. See Note 11 - Segment Reporting - in our unaudited condensed consolidated financial statements for further information on our segments, including a summary of our segment revenues and contribution margin.

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

	Nine Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
Systems revenues
ERP	$190,709	$178,033	$12,676	7%
Retail Solutions	57,789	58,256	(467)	(1)%
Retail Distribution	47,982	42,235	5,747	14%
Deferred revenue purchase accounting adjustment	(1,397)	(1,297)	(100)	8%
Total systems revenues	295,083	277,227	17,856	6%
Services revenues
ERP	249,412	210,245	39,167	19%
Retail Solutions	48,720	46,425	2,295	5%
Retail Distribution	119,161	111,226	7,935	7%
Deferred revenue purchase accounting adjustment	(4,157)	(14,051)	9,894	(70)%
Total services revenues	413,136	353,845	59,291	17%

Total revenues
ERP	440,121	388,278	51,843	13%
Retail Solutions	106,509	104,681	1,828	2%
Retail Distribution	167,143	153,461	13,682	9%
Deferred revenue purchase accounting adjustment (1)	(5,554)	(15,348)	9,794	(64)%
Total revenues	$708,219	$631,072	$77,147	12%

(1) For the nine months ended June 30, 2013, Solarsoft's deferred revenue purchase accounting adjustment was approximately $4.7 million.

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues increased by $61.9 million, or 16%, for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Of this increase, $46.4 million was attributable to revenue from Solarsoft products.

◦
ERP systems revenues increased by $13.1 million, or 7%, during the nine months ended June 30, 2013. Revenue from Solarsoft products contributed $21.8 million which was offset by an $8.7 million decrease primarily due to an $8.1 million decrease in license revenues and a $2.6 million decrease in hardware revenues, partially offset by a $2.0 million increase in professional services revenues. This decrease was primarily driven by large strategic deals in the prior year as well as a change in a portion of our sales compensation plans from December to September in the current fiscal year (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter). Additionally our Americas' region systems revenues have been adversely impacted by the macroeconomic uncertainty that existed in the U.S. Our international systems revenues increased despite the ongoing weak economic conditions in Europe due to increased revenues in Europe and Asia, which was partially a result of the Cogita acquisition.

◦
ERP services revenues increased by $48.8 million, or 25%, during the nine months ended June 30, 2013. Revenue from services related to Solarsoft products contributed $24.6 million in addition to a $24.2 million increase primarily as a result of a $12.6 million reduction in deferred revenue purchase accounting adjustments, an $8.0 million increase in support revenues primarily as a result of the addition of new maintenance and support price increases partially offset by legacy platform attrition, as well as a $3.6 million increase in content and connectivity revenues which was primarily attributed to increased SaaS revenues.

•
Retail Solutions revenues - Retail Solutions revenues increased by $3.0 million, or 3%, during the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012. Retail Solutions systems revenues decreased by $0.4 million and Retail Solutions services revenues increased by $3.4 million. The decrease in systems revenue was primarily attributable to a $6.4 million decrease in license revenues due to a lower level of strategic deals in the current year as well as the change in the sales compensation plan year end from December to September, (which has the tendency to incentivize our sales team to close opportunities in the pipeline in our fiscal fourth quarter), partially offset by a $5.6 million increase in hardware revenues as a result of large follow on strategic hardware deals and a $0.4 million increase in professional services revenues. The increase in services revenues was primarily due to a $1.1 million decrease in deferred revenue purchase accounting adjustments as well as a $1.4 million increase in content and connectivity revenues and a $0.9 million increase in support revenues which was attributable to support price increases, partially offset by legacy platform attrition.

•
Retail Distributions revenues - Retail Distribution revenues increased by $12.2 million, or 8%, during the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012. Revenue from Solarsoft products contributed $10.7 million of this increase, and the remaining $1.5 million was primarily the result of a $2.4 million increase in services revenues, partially offset by a $0.9 million decrease in systems revenues. Retail Distribution systems revenues increased by $5.1 primarily due to the inclusion of $6.0 million of systems revenue related to Solarsoft products and a $1.0 million increase in hardware revenues primarily due to higher mix of customer add-on orders, partially offset by a $1.2 million decrease in license revenues as a result of lower license revenue sales to new customers, a $0.4 million decrease in professional services revenues and a $0.3 million decrease in other systems revenues. Retail Distribution services revenues increased by $7.1 million due to the inclusion of $4.7 million of revenue from Solarsoft products, $1.8 million as a result of the Internet AutoParts, Inc. acquisition as well as $0.6 million in growth in our content and connectivity offerings.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
Cost of systems revenues	$174,475	$158,626	$15,849	10%
Cost of services revenues	122,461	108,957	13,504	12%
Total cost of revenues	296,936	267,583	29,353	11%
Sales and marketing	122,997	109,160	13,837	13%
Product development	76,928	63,699	13,229	21%
General and administrative	55,454	59,155	(3,701)	(6)%
Depreciation and amortization	120,243	103,085	17,158	17%
Acquisition-related costs	5,862	4,524	1,338	30%
Restructuring costs	4,099	4,296	(197)	(5)%
Total other operating expenses	385,583	343,919	41,664	12%
Interest expense	(69,924)	(67,812)	(2,112)	3%
Other expense, net	(668)	(316)	(352)	111%
Income tax benefit	$(8,889)	$(15,812)	$6,923	(44)%

•
Cost of systems revenues - Cost of systems revenues increased by $15.8 million, or 10%, during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily attributable to the inclusion of $15.3 million of Solarsoft cost of systems revenues during the nine months ended June 30, 2013 as well as a $2.8 million increase in hardware costs due to higher hardware revenues, partially offset by a $2.1 million decrease in license costs as a result of lower third party software costs due to lower license revenue.

•
Cost of services revenues - Cost of services revenues increased by $13.5 million or 12%, during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily attributable to the inclusion of $12.2 million of Solarsoft cost of services revenues during the nine months ended June 30, 2013, as well as a $1.9 million increase in salary and benefits costs, a $0.5 million increase in third party maintenance costs partially offset by a $1.1 million decrease in outside services costs.

Total other operating expenses increased by $41.7 million, or 12%, during the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. The increase was primarily due to the inclusion of $37.0 million of Solarsoft total other operating expenses as well as a $4.7 million increase as described in more detail below.

•
Sales and marketing - Sales and marketing expenses increased by $13.8 million, or 13%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The increase was primarily the result of the inclusion of $9.7 million of Solarsoft expenses, a $3.1 million increase in salary and benefits expenses, a $1.4 million increase in sales conference costs, a $1.1 million increase in marketing related expenses and a $0.5 million increase in channel partner referral fees partially offset by a $2.5 million decrease in commission expenses.

•
Product development - Product development expenses increased by $13.2 million, or 21%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The increase was primarily the result of the inclusion of $7.3 million of Solarsoft expenses for the nine months ended June 30, 2013, as well as a $6.2 million increase in employee related costs and associated allocated expenses due to increased headcount.

•
General and administrative - General and administrative expenses decreased by $3.7 million, or 6%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The decrease was primarily the result of a $4.4 million reduction in bad debt expense, a $2.6 million decrease in legal related costs and a $0.9 million reduction of employee related costs primarily due to lower incentive compensation expense and $0.5 million of allocated expenses, partially offset by the inclusion of $4.7 million of Solarsoft expenses.

•
Depreciation and amortization - Depreciation and amortization expense was $120.2 million for the nine months ended June 30, 2013 compared to $103.1 million for the nine months ended June 30, 2012, an increase of $17.2 million, or 17%. The increase was primarily a result of $11.1 million due to the Solarsoft acquisition as well as $2.4 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $3.7 million of amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $5.9 million for the nine months ended June 30, 2013 as compared to $4.5 million for the nine months ended June 30, 2012. The acquisition costs for the nine months ended June 30, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft. The acquisition costs for the nine months ended June 30, 2012 consisted primarily of costs related to the integration related activities due to the Acquisitions such as consolidating the Company's information systems, as well as due diligence fees related to other acquisition-related activities.

•
Restructuring costs - During the nine months ended June 30, 2013, we incurred $4.1 million of restructuring costs primarily as a result of our consolidating certain excess facilities and eliminating certain employee positions in connection with the acquisition of Solarsoft. During the nine months ended June 30, 2012, we incurred $4.3 million of restructuring costs, primarily as a result of eliminating certain employee positions and consolidating certain excess facilities as a result of the Acquisitions, as well as an adjustment of $1.7 million to refine our estimate of subleases for vacated facilities. See Note 9 - Restructuring Costs, in our unaudited condensed consolidated financial statements.

Interest expense

Interest expense for the nine months ended June 30, 2013 and 2012 was $69.9 million and $67.8 million, respectively. The year over year increase in our debt level, related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition, during the nine months ended June 30, 2013 resulted in increased interest expense of approximately $1.5 million. Additionally, we reclassified $0.9 million of other comprehensive loss on our interest rate swap into interest expense, and we recorded additional interest expense on tax liabilities, which was partially offset by the 0.5% interest rate reduction in our senior secured term loan which was refinanced in March 2013. See Note 4 - Debt, in our unaudited condensed consolidated financial statements.

Other income expense, net

Other expense for the nine months ended June 30, 2013 was expense of $0.7 million compared to expense of $0.3 million for the nine months ended June 30, 2012. The nine months ended June 30, 2013 consisted primarily of $1.2 million of foreign exchange losses, partially offset by $0.3 million of interest income and $0.2 million of recoveries from sales tax audits. The nine months ended June 30, 2012 included $0.9 million of foreign exchange losses, a $0.6 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts, Inc., $0.5 million of interest income and $0.2 million of other income from marketable securities.
Income tax benefit
We recorded an income tax benefit of $8.9 million, or 19.8% of pre-tax loss, during the nine months ended June 30, 2013 compared to an income tax benefit of $15.8 million, or 32.6% of pre-tax loss, during the nine months ended June 30, 2012.  Our income tax rate for the nine months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Additionally, the federal research credit expired on December 31, 2011 and was retroactively reinstated effective January 2, 2013. As such, our income tax rate for the nine months ended June 30, 2013 benefited from the effects of this retroactive reinstatement. Our income tax rate for the nine months ended June 30, 2012 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions, partially offset by tax benefits related to income tax returns filed in the period.
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
The exclusion of costs not considered directly allocable to individual business segments results in contribution margin not taking into account substantial costs of doing business. We use contribution margin, in part, to evaluate the performance of, and allocate resources to, each of the segments. While our management may consider contribution margin to be an important measure of comparative operating performance, this measure should be considered in addition to, but not as a substitute for, net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP that are otherwise presented in our financial statements. In addition, our calculation of contribution margin may be different from the calculation used by other companies and, therefore, comparability may be affected. Contribution margin for the nine months ended June 30, 2013 and 2012 is as follows:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2013	June 30, 2012	Variance $	Variance %
ERP	$134,076	$104,893	$29,183	28%
Retail Solutions	32,230	34,524	(2,294)	(7)%
Retail Distribution	50,564	48,959	1,605	3%
Total segment contribution margin	$216,870	$188,376	$28,494	15%

•
ERP contribution margin - Contribution margin for ERP increased by $29.2 million, or 28%, for the nine months ended June 30, 2013 as compared to the same period in the prior year. Solarsoft contributed $10.7 million of contribution margin for the nine months ended June 30, 2013, additionally contribution margin increased due to a $23.2 million increase in support margins (as a result of an $12.6 million reduction in deferred revenue purchase accounting adjustments and a $10.6 million increase in support margins driven by support and SaaS revenue growth and support price increases, partially offset by legacy platform attrition), as well as a $3.3 million reduction in legal fees, a $3.1 million reduction in bad debt expense and a $1.6 million reduction in commissions as a result of lower license revenues partially offset by a $4.7 million decrease in systems revenue margins primarily as a result of lower license revenues, a $5.3 million increase in sales and marketing and product development employee related expenses, a $1.0 million increase in marketing related expenses, a $0.8 million increase in sales conference costs and a $0.5 million increase in channel partner referral fees.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $2.3 million, or 7%, for the nine months ended June 30, 2013 as compared to the same period in the prior year. The decrease was primarily as a result of a $5.2 million reduction in systems margins as a result of a lower license revenues and a higher mix of hardware revenues in the current year, a $1.5 million increase in sales and marketing and product development employee related costs as well as a $0.6 million increase in of allocated expenses, partially offset by a $1.5 million reduction in sales commissions as a result of lower systems revenues, a $1.1 million reduction in bad debt expense as well as a $2.4 million increase in support margins driven by a $1.1 million decrease in deferred revenue purchase accounting adjustments and support revenue growth, partially offset by legacy platform attrition.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $1.6 million, or 3%, for the nine months ended June 30, 2013 as compared to the same period in the prior year. Solarsoft contributed $1.8 million of contribution margin for the nine months ended June 30, 2013. Additionally contribution margin decreased by $0.2 million as a result of $1.0 million decrease in systems revenue margins as a result of lower license revenues as well as a $1.8 million increase in sales and marketing and product development employee related expenses and a $0.6 million increase in commissions expense partially offset by a $2.8 million increase in support margins driven by revenue from the Internet AutoParts, Inc. acquisition and other content and connectivity offerings as well as support price increases and a $0.2 million lower deferred revenue purchase accounting adjustment as well as a $0.3 million reduction in bad debt expense.

The reconciliation of total segment contribution margin to loss before income taxes is as follows:

	Nine Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Segment contribution margin	$216,870	$188,376
Corporate and unallocated costs	(56,352)	(50,232)
Share-based compensation expense	(4,614)	(6,669)
Depreciation and amortization	(120,243)	(103,085)
Acquisition-related costs	(5,862)	(4,524)
Restructuring costs	(4,099)	(4,296)
Interest expense	(69,924)	(67,812)
Other expense, net	(668)	(316)
Loss before income taxes	$(44,892)	$(48,558)

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

As a result of completing the Acquisitions and the acquisition of Solarsoft, we have significant leverage. As of June 30, 2013, our total indebtedness was $1,360.7 million ($1,354.2 million, net of original issue discount (OID)). We also had an additional undrawn revolving credit facility of $35.0 million. Our cash requirements will be significant, primarily due to our debt service requirements. Our interest expense for the nine months ended June 30, 2013 was $69.9 million. In addition to servicing our debt, we intend to voluntarily make dividend payments to our indirect parent company, EGL Midco, to fund interest payments on EGL Midco's $400 million of PIK Toggle Notes (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations:	Total	2013	2014	2015	2016	2017	2018 and Beyond
Long-term debt obligations (1)	$1,320,715	$2,150	$8,615	$8,600	$8,600	$8,600	$1,284,150
Repayment of revolving credit facility (2)	40,000	—	—	—	40,000	—	—
Operating lease obligations(3)	63,021	4,826	14,327	11,320	8,106	7,492	16,950
Interest obligations (4)	433,168	10,478	80,941	80,548	79,556	77,772	103,873
Pension benefit payments	2,527	108	421	421	421	421	735
Purchase obligations	15	15	—	—	—	—	—
Total	$1,859,446	$17,577	$104,304	$100,889	$136,683	$94,285	$1,405,708

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

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2014 through fiscal 2017, plus approximately $40 million due in fiscal 2016 for our revolving credit facility. Additionally, we expect capital expenditures from fiscal 2013 through fiscal 2017 to range from three to four percent of revenues. We believe that our cash and cash equivalents balance as of June 30, 2013, our $35.0 million of borrowing capacity available on our senior secured credit facility and future cash flow from operations will be sufficient to cover the liquidity needs listed above for at least the next 12 months. We expect that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $35.0 million of borrowing capacity available on our senior secured credit facility will be sufficient to cover our liquidity needs for the foreseeable future.

In October 2012, we borrowed $69.0 million on our revolving credit facility. As of June 30, 2013, we have repaid $29.0 million and our outstanding balance as of June 30, 2013 was $40.0 million. The revolving credit facility expires in May 2016, and we are not required to repay the $40.0 million until then. We are planning to repay the drawn balance during the next twelve months using cash provided by operations, and as a result, we have included these borrowings within the current portion of long-term debt in our unaudited condensed consolidated balance sheet as of June 30, 2013. We have included the repayment of the revolving credit facility in the 2016 column of the above contractual commitments table based upon its contractual due date.

In October 2012, in connection with the acquisition of Solarsoft, we assumed operating leases with the following future rental commitments as of June 30, 2013 (in thousands):

Amount
Three months ending September 30, 2013	$882

Year ending September 30:
2014	1,334
2015	1,000
2016	712
2017	657
Thereafter	—
Total	$4,585

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, EGL Midco, has issued $400 million of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees should be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that Epicor does not meet any of the applicable criteria related to the Midco Notes and accordingly we have not reflected the Midco Notes in our consolidated financial statements for the quarter ended June 30, 2013.

Interest on the Midco Notes will be payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. Subject to conditions in the indenture for the Midco Notes, EGL Midco will be entitled to pay interest on the Midco Notes in cash or through issuing additional notes or increasing the principal amount of the Midco Notes ("PIK Interest"). The interest rate on the Midco Notes is 9.0% per annum for interest paid in cash or 9.75% per annum for PIK Interest. PIK Interest will be paid by issuing additional notes having the same terms as the Midco Notes or by increasing the outstanding principal amount of the Midco Notes.

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco will be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash.
Interest on the Midco Notes will be required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The Senior Secured Credit Facility and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million.

The terms of the Midco Notes require EGL Midco and its subsidiaries to comply with certain covenants, including limitations on incurring additional indebtedness, a prohibition of additional limitations on dividend payments, limitations on sales of assets and subsidiary stock, and limitations on making guarantees. Additionally, failure to pay Minimum Cash Interest on the Midco Notes constitutes an event of default for EGL Midco, causing the Midco Notes to become immediately due and payable by Midco. The holders of the Midco Notes, however, have no recourse against us or our assets.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2014 through fiscal 2018.

To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $644 million.

Our voluntary servicing of the Midco Notes could affect our liquidity by utilizing cash resources which might otherwise be used to service our debt or fund other investments in our business. Furthermore, we may borrow against our revolving credit facility to service the Midco Notes. If we carry an outstanding balance on our revolving credit facility, we are required to meet the Maximum First Lien Senior Secured Leverage Ratio covenant in our Senior Secured Credit Facility. See "Covenant Compliance" below for further details on our Maximum First Lien Senior Secured Leverage Ratio covenant. We continue to believe, however, that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility, will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of June 30, 2013.

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

Cash provided by operating activities was $87.3 million and $91.2 million for the nine months ended June 30, 2013 and 2012, respectively. Our net loss plus non-cash items provided $94.1 million and $81.0 million for the nine months ended

June 30, 2013 and 2012, respectively. This year over year increase was primarily driven by incremental revenues from the Solarsoft acquisition as well as organic revenue growth, partially offset by approximately a $2.1 million increase in cash paid for interest expense due to our increased debt level and settlements on our interest rate swap. Changes in operating assets and liabilities used $6.8 million for the nine months ended June 30, 2013 and provided $10.2 million for the nine months ended June 30, 2012, respectively. The prior year change in operating assets in liabilities was primarily due to an increase in deferred revenue. The current year change in operating assets and liabilities was primarily due to approximately $32 million of payments of liabilities, net of approximately $25 million of reductions of non-cash current assets.
Investing Activities

Net cash used in our investing activities was $173.0 million for the nine months ended June 30, 2013. The cash used in investing activities was primarily $152.8 million for the acquisition of Solarsoft, as well as purchases of $13.4 million of property and equipment, and $8.2 million for capitalization of database and software costs, partially offset by $1.4 million proceeds from sale of short-term investments. Cash used in investing activities for the nine months ended June 30, 2012 was $32.1 million and included $19.6 million used for purchases of property and equipment, $8.3 million used for capitalized computer software and database costs, and $4.5 million for the purchases of Internet Auto Parts, Inc. and Cogita, partially offset by $0.3 million proceeds from sale of short-term investments. The increase in cash used for investing activities was primarily attributable to cash used for the Solarsoft acquisition, partially offset by a decrease in cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $35.0 million for the nine months ended June 30, 2013. The cash provided by financing activities included $40.0 million of net proceeds from our revolving credit facility and $3.1 million of proceeds from refinancing our senior secured term loan, offset by $6.5 million of payments on long-term debt and $1.6 million of payments of financing fees related to the Amendment. Cash used in financing activities for the nine months ended June 30, 2012 was $4.3 million and included $6.5 million of payments on long-term debt, offset by $2.2 million of proceeds from a loan from our parent company, Eagle Topco, LP.

Cash held in foreign jurisdictions

As of June 30, 2013, we held $53.3 million of cash outside of the U.S. Approximately 31% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 69% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

Senior Secured Credit Agreement

On March 7, 2013, we entered into Amendment No. 1 (the “Amendment”) to the 2011 credit agreement (as amended, our “senior secured credit agreement”) to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the senior secured credit agreement. As of June 30, 2013, we had $855.7 million (before $6.5 million unamortized original issue discount as of June 30, 2013) outstanding related to the amended term loan. In addition, we have an additional availability of $35.0 million as a result of our undrawn revolving credit facility. In October 2012, we borrowed $69.0 million against the revolving credit facility in connection with the acquisition of Solarsoft. We have since repaid $25.0 million of the borrowings against the revolving credit facility.

The borrowings under the senior secured credit agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of June 30, 2013, we had $855.7 million outstanding under the amended term loan, $69.0 million outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 4.5%, and the interest rate applicable to the revolving credit facility was 3.7%.

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

Senior Notes

As of June 30, 2013, we had senior notes outstanding of $465.0 million in principal amount at an interest rate of 8.625%. The indenture that governs the senior notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the senior notes require us to make an offer to repay the senior notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 4 - Debt of the unaudited condensed consolidated financial statements included elsewhere in this filing.

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
Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At June 30, 2013, the applicable ratio is 4.50:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving loan facility.
At June 30, 2013, we had a $40.0 million outstanding balance under the revolving credit facility, we were subject to the maximum first lien senior secured leverage ratio requirement, and we were in compliance with all covenants included in the terms of the senior secured credit agreement and the senior notes.
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
As Adjusted EBITDA is included in the calculation of the maximum first lien senior secured leverage ratio covenant, our management believes that Adjusted EBITDA is a key performance indicator for us. As the covenant is calculated using Adjusted EBITDA for the previous twelve months, a calculation of Adjusted EBITDA for the twelve months ended June 30, 2013 is presented below. We did not have outstanding borrowings on the senior secured revolving credit facility as of June 30, 2012, and as a result, the maximum first lien senior secured leverage ratio was not in effect at June 30, 2012. As a result, we have not presented a calculation of Adjusted EBITDA for the twelve month period ended June 30, 2012.

The table below presents a reconciliation of our Net loss to Adjusted EBITDA for the twelve months ended June 30, 2013.

Twelve Months Ended
(in thousands)	June 30, 2013
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(42,342)
Interest expense	92,594
Income tax benefit	(4,612)
Depreciation and amortization	156,143
EBITDA	201,783
Acquisition-related costs	10,183
Restructuring costs	4,579
Deferred revenue and other purchase accounting adjustments	6,301
Share-based compensation expense	6,253
Management fees paid to Apax	1,988
Other	5,956
Adjusted EBITDA	$237,043

The following table presents the Maximum First Lien Senior Secured Leverage Ratio required as of June 30, 2013 under the senior secured credit agreement:

	Covenant Requirement	Our Ratio
Senior Secured Credit Agreement (1)
Maximum First Lien Senior Secured Leverage Ratio	4.50x	3.45x
Note: The above covenant compliance ratio does not include the impact of acquired Adjusted EBITDA from the Solarsoft acquisition for periods prior to the acquisition date.
________________________________________

(1)
Under the senior secured credit agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the senior secured credit agreement and other secured borrowings, may not exceed the applicable ratio of our outstanding senior secured leverage and other secured borrowings, less cash and cash equivalents, to our consolidated Adjusted EBITDA for the preceding 12-month period. At June 30, 2013, the applicable ratio is 4.50x, which ratio incrementally steps down to 3.25x over the term of the revolving loan facility.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At June 30, 2013, under our senior secured credit agreement, we had $855.7 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of senior notes, and $40.0 million in outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.25% LIBOR floor. The revolving credit facility bears interest at floating rates.

As of June 30, 2013, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (also subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning March 31, 2013 through September 30, 2015. As of June 30, 2013, the notional amount of the interest rate swap is $434.6 million.

Prior to March 31, 2013, we also had an outstanding 18-month interest rate cap on an initial notional amount of $534.6 million, which capped the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through March 31, 2013. As of June 30, 2013, the interest rate cap has expired.

As of June 30, 2013, the 3-month LIBOR rate was 0.27%. Because the term loan and the swap both have a 1.25% LIBOR floor, changes in the 3-month LIBOR will only affect interest payments on the term loan and the swap if the 3-month LIBOR exceeds 1.25%. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.6 million annually. At June 30, 2013, a hypothetical 0.25% increase in the 3-month LIBOR rate would only affect interest payments on our revolving credit facility, and would increase our interest expense by $0.1 million annually.

See Note 5 - Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States dollar expose us to foreign currency exchange rate risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the nine months ended June 30, 2013, we recorded a net foreign currency loss of approximately $1.2 million. An effective 1% change in average currency rates would affect our revenues and expenses by approximately $0.4 million.
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

Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, or as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In October 2012, November 2012, February 2013 and May 2013, certain employees were granted 321,000, 300,000, 600,000 and 1,397,500 Series C restricted units, respectively. See Note 10 — Restricted Partnership Unit and Employee Stock Plans — in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: August 13, 2013	/s/ Pervez Qureshi
Pervez Qureshi
Chief Executive Officer and Director

Date: August 13, 2013	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1	Amended and Restated Agreement of Limited Partnership

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* Furnished not filed herewith