Form 10-K
period 2013-09-30
Epicor Software Corp
filed 2013-12-11
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [x] No [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x] As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [x] As a voluntary filer, the registrant is not required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T. The registrant has submitted all Interactive Data Files for the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

No public trading market exists for the common stock, no par value, of Epicor Software Corporation. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter. All of the outstanding shares of common stock, no par value, of Epicor Software Corporation, are held by Eagle Holdco, Inc., the registrant's parent company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 11, 2013
Common Stock, no par value	100 shares

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Annual Report on Form 10-K ("Report"), the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Report contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined and stand-alone basis;

•	our ability to generate additional revenue from our current customer base;

•	the impact of new accounting pronouncements, legal or regulatory requirements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement, our ability to comply with the covenants therein, and the terms of any future credit agreements;

•	the impact of our parent company's PIK Toggle Notes on our liquidity;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our legal proceedings;

•	our forward or other hedging contracts and practices; and

•	our tax expense and tax rate
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

PART I

ITEM 1 - BUSINESS

Background

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as "Apax", solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.” Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

Our Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. Our fully integrated solutions, which primarily include license, professional services and support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.

Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), manufacturing execution systems ("MES"), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers’ need for increased supply chain visibility and transparency by offering multichannel eCommerce and collaborative capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services are deeply embedded in our customers’ businesses and are a critical component to their success.

In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate industry data to provide our customers with advanced product information, multidimensional analysis, modeling and reporting.

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

We have a global footprint with customers in more than 150 countries and we have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with over 4,600 employees worldwide as of September 30, 2013. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.

Segments

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

A description of the businesses served by each of our reportable segments follows:

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports (1) large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) small- to mid-sized retailers with our Epicor Software as a Service for retail which provides a preconfigured, full suite retail solution, including the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support, as a subscription service. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

See Note 13 - Segment Reporting in our audited consolidated financial statements for further information about our segments.

Our Products and Services

We design, develop, market, sell, implement and support enterprise software applications that provide small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises with highly functional technically advanced business solutions that are aligned according to the markets and industries that they serve.

Most of our product offerings provide customers a range of deployment choices, from on-premise to on-demand or a combination thereof, providing a freedom of choice not generally available from most vendors who typically focus on a single deployment model by product. The ability to provide the same software solution on-premise, securely in the cloud, in a virtualized environment, or via a preconfigured appliance allows organizations increased flexibility and scalability. Customers can evolve and change their deployment model—“on-demand” through multi-tenant Software as a Service ("SaaS"), single-tenant (hosted), or as traditional on-premise licensed software—as their business needs evolve.

Our content and supply chain and transactional services are comprised of proprietary catalogs, data warehouses, electronic data interchange, data management, connectivity and payment processing products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as eCommerce connectivity offerings, hosting, and networking and security monitoring management solutions. These proprietary database products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors.

Our innovative software solutions include:

Epicor ERP. A highly configurable, global ERP solution, Epicor ERP was first introduced in December 2008. As of September 30, 2013, Epicor ERP has been made available to over 4,000 customers worldwide. The Epicor ERP product line combines functionality, business, and process capabilities from several of our heritage product lines with a new, innovative, next generation service oriented architecture (SOA). A key benefit of Epicor ERP beyond its industry and global capabilities is its high degree of user flexibility, scalability and ease of implementation. Epicor ERP has been designed to provide access seamlessly from smart clients, Web clients or mobile devices and is a true, multi-tenanted solution which uniquely positions Epicor as one of the only ERP providers that can deliver a single, highly functional, end-to-end software solution on-premise, hosted, or on-demand in the cloud. Epicor ERP is focused on the manufacturing, distribution and business services industry sectors and includes applications for CRM, sales management, service management, human capital management, financial management, supply chain management, production management, planning and scheduling management, project management, product data management, enterprise performance management, governance, risk and compliance management, and global business management.

Epicor Prophet 21 (Prophet 21). Designed for small and midsize wholesale distributors across a variety of vertical markets, Prophet 21 leverages our deep experience serving distribution businesses. A comprehensive end-to-end business management solution, Prophet 21 is designed for ease of use and scalability and can support a wide range of distribution environments from small single site distributors to complex, global distributors with hundreds of warehouse locations. Prophet 21 offers multiple and dynamic forecasting and inventory replenishment methods to help lower carrying costs, minimize excess or obsolete inventory, improve cash flow, and increase customer service levels by ensuring they get the right products out on time, every time. Prophet 21 software covers the full spectrum of requirements for wholesale distribution businesses including order management, inventory management, CRM, materials management, financial management, eCommerce, services, manufacturing and business analytics.

Epicor Eclipse (Eclipse). Designed for the electrical, HVAC (heating/ventilation and air conditioning), PVF (pipe, valve and fittings) and plumbing industries, Eclipse is a highly scalable business management solution for distributors ranging from 10 to more than 5,000 users. Leveraging our deep domain expertise and experience, Eclipse has been specifically designed to work the way industrial and wholesale distributors work. Eclipse combines vertical functionality, an intuitive user interface, embedded search and task automation with best practices for distribution operations to help companies drive costs out of their supply chain, increase sales and margins, and improve customer service. The Eclipse product operates under Microsoft Windows, UNIX and LINUX operating environments and includes applications for sales, pricing, CRM, purchasing, inventory, warehouse logistics, accounting and financial management, business intelligence and analytics.

Epicor Eagle (Eagle). A comprehensive retail business management software solution, Eagle is designed for small to mid-market retailers across a spectrum of verticals including specialty hard goods, lumber and building materials, lawn and garden, pharmacy, drugstores, sporting goods, and the automotive aftermarket. Eagle provides a real time, customer centric, multi-location, multi-channel approach to retail automation. Eagle provides independent, cooperative and regional retailers an effective, affordable solution that allows them to provide the same store and customer experience as large national chains. Designed to scale from single location businesses to regional or national chains, the Eagle solution delivers deep retail functionality including applications and modules for POS, store operations, customer and marketing management, merchandising, supply chain integration, order and operations management, and accounting and financial management.

Epicor Retail. Epicor Retail is a comprehensive retail management solution designed for fashion, apparel and specialty retailers, as well as general merchandise retailers and department stores. Highly functional and designed for integration and scalability, the Epicor Retail solution supports large multi-store, multi-channel retailers allowing them to provide a consistent store experience and manage retail operations across thousands of store locations. Integrating software, hardware and support services, Epicor Retail provides a complete end-to-end retail solution from POS through the retail supply chain to the back office. Epicor Retail applications have been designed to be delivered as a complete suite or independently by module, as best-of-breed solutions, which can be integrated into a large retailers' existing environment. Epicor Retail can also be delivered preconfigured or hosted with managed services to meet the needs of small and mid-sized retailers. Applications and modules of Epicor Retail include store operations, cross-channel order management, merchandising, planning, sourcing and product lifecycle management, CRM, eCommerce, audit and operations management, business intelligence, and financials.

Epicor HCM. A comprehensive, configurable HCM solution, Epicor HCM enables companies to track, manage and analyze all facets of their human resource ("HR") data throughout the entire employee lifecycle from recruitment to retirement. Applications and modules of Epicor HCM include core HR, self-service, benefits and compensation management, talent and performance management, employee training and development, timesheets, position control and budgeting. Comprehensive reporting and embedded analytical tools provide a company's management team with a complete picture of their workforce, as well as the information and documentation necessary to support constantly evolving government and regulatory compliance requirements. Epicor HCM is available on-demand through SaaS, hosted, or on-premise.

Epicor iScala (iScala). iScala is an integrated ERP, CRM and SCM solution targeting the divisions and subsidiaries of Global 1000 corporations and large local and regional companies worldwide. iScala's collaborative functionality, country-specific localizations and multi-language capabilities are designed to support global, multi-company deployments with significant cross-border trading requirements. iScala is targeted to meet the unique needs of companies in industry segments including: pharmaceutical, chemical and allied products, industrial machinery, light engineering, consumer goods and hospitality.

Epicor BisTrack (BisTrack). BisTrack is a comprehensive business software suite for dealers and distributors of lumber, building materials (“LBM”), and construction supplies. Designed to manage LBM distribution and pro-dealer businesses of all sizes, BisTrack software provides contractor and professional builder-focused businesses the ability to meet industry-specific requirements such as: complex sales, delivery and special orders; installed sales, contract billing, and project tracking; lumber and wood products tallies; millwork and other manufacturing orders.

Epicor LumberTrack (LumberTrack). LumberTrack is a comprehensive software solution for lumber and wood products manufacturers and wholesale distributors. Designed for the forestry and wood products industry, LumberTrack can provide regional value-added manufacturers and vertically integrated forest products multinationals with the critical functionality they need to meet key industry-specific requirements including: hardwood and softwood; lumber, panel, and treated wood; value-added and by-products; import, domestic, and export sales; forest management and log yard operations.

Epicor Manufacturing Packaging Solutions (AVP and BVP). Epicor packaging manufacturing solutions are comprehensive software solutions designed specifically for needs of retail, consumer and corrugated packaging manufacturers. Epicor BVP is designed to meet the complex planning, scheduling and production requirements of multi-plant and multi-national corrugated packaging manufacturers. Epicor AVP is designed to meet the end-to-end requirements of retail and consumer packaging manufacturers, as well as single-plant corrugated manufacturers.

Epicor Manufacturing Execution and Intelligence Systems (Mattec and Informance). Epicor provides extended manufacturing execution systems (MES) to measure, monitor and optimize production and manufacturing operations through real-time data collection, analysis and performance tracking. Monitoring, alerting and reporting production lines, machines and operators in real-time allows manufacturers to pinpoint critical issues, reduce waste, and improve quality, efficiency and customer service whether in a single facility or across a globally distributed enterprise.

Epicor Tropos (Tropos). Tropos is a comprehensive software solution designed to meet the complex production, materials traceability and regulatory compliance requirements of process manufacturers. Tropos provides full recipe based production and support for co-products, byproducts and waste products and is optimized for recipe and rate based manufacturing. Epicor
Tropos supports the key business operations from demand planning, order processing, customer service, production scheduling, manufacturing and inventory control, while helping to ensure companies meet the stringent standards of industry and international regulators by managing quality control records, supporting full traceability and audit support.

Epicor CMS (CMS, formerly IVP). CMS is a comprehensive ERP software solution designed for the automotive industry. Built to support intensive supply chains, CMS can help automotive distributors and manufacturers eliminate shipping errors, tighten inventory accuracy, and strengthen enterprise-wide control and supplier management. CMS delivers numerous automotive industry features and capabilities including compliance for Honda's Star, Delta and GPCS systems in North America and supports AIAG-compliant labeling, MMOG/LE compliance, product lifecycle management (PLM), and advanced quality management.

Epicor Vision (Vision). Vision is an enterprise software system designed for warehouse distributors in the automotive parts aftermarket and office product market. Vision helps automotive warehouse distributors connect each part of the enterprise, linking their auto parts distribution centers, company-owned parts stores, independent jobbers, program buying groups, and service and repair shop operations.

Epicor Catalyst (Catalyst). Catalyst is a comprehensive, integrated ERP solution for large, multi-location lumber and building materials operations and dealers.

Industry Overview

The enterprise application software industry is evolving rapidly as companies look to improve their internal systems and processes to more quickly respond to the challenges of an increasingly global economy. While traditional ERP products have focused predominately on “back-office” transactional activities, such as accounting, order management, production and inventory control, enterprise applications have now expanded to include managing interactions across a company's complete value chain - from customers and partners to suppliers and employees. Along with the increased requirement to manage global operations and data, today's systems must also automate a much broader and more complex range of administrative, regulatory, and operational business processes-often across multiple industries. Despite the slower than expected worldwide economic recovery, companies are continuing to update their enterprise software applications and invest in new information technologies to drive increased productivity and efficiency. According to Gartner, “the enterprise application software market will have a five-year (2012 through 2017) compound annual growth rate (CAGR) of 8.2%.” Furthermore, “revenue share across regions will continue to shift during the forecast period. By 2017, Gartner forecasts that Emerging Asia/Pacific and Greater China together will pick up approximately 2 percentage points, Latin America and North America will gain more than 1 percentage point each, and Europe will lose share.” Furthermore, “a focus on constituent self-service, customer retention/satisfaction and developing new business is driving organizations to renew longer-term investments in collaboration, content management, CRM and supply chain management (SCM) initiatives, which will keep CAGRs for these markets above 10% through 2017.” 1

With our advanced applications, geographic reach and localized products, we believe our business is well positioned to take advantage of the growth expected in both the large developed markets of North America and Western Europe, as well as emerging markets including Asia Pacific, Central and Eastern Europe, Latin America, Africa, and the Middle East.

1 Gartner, Inc., “Forecast Analysis: Enterprise Application Software, Worldwide, 2012-2017, 2Q13 Update,” July 12, 2013 (Analysts: Tom Eid; Yanna Dharmasthira; Chad Eschinger; Bianca Francesca Granetto ; Joanne M. Correia; Chris Pang; Dan Sommer; Hai Hong Swinehart; Bhavish Sood)
The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Traditionally, software spending in small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises that make up our core market has outpaced spending in the larger ERP market segment. We believe that businesses in these markets are increasingly taking advantage of information technology to increase productivity and more effectively manage their operations. We have identified a number of common factors we believe drive this demand for technology solutions for our target customers:

•
Need for Integrated Business Management Solutions with Vertical-Specific Functionality. Software applications from vendors such as Microsoft Corporation, Oracle Corporation, SAP AG, and NetSuite Inc., have a broad or horizontal approach, which we believe does not adequately address the needs of businesses that have high industry-specific functionality requirements. In addition, our typical customer generally does not have a large dedicated technology team to integrate and manage information technology solutions across multiple vendors and partners. As a result, our customers generally prefer a “single point of accountability” with one vendor providing and supporting a large portion of their information technology infrastructure, often on a turnkey basis, which includes software, product support and professional services and, in many cases, extends to hardware, network management, content, and supply chain services.

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

•
Need for Modern Technology. Many of the systems currently in use in the vertical markets that we serve are older, character-based or in house systems, with spreadsheets and custom built databases that provide limited extensibility, scalability or flexibility. Such legacy solutions can also be responsible for restricting the agility of an organization from rapidly adapting to new opportunities. As global competition increases, these businesses will need to replace their older systems with more modern, comprehensive business management solutions in order to increase efficiencies and optimize their business performance. Additionally, companies with modern ERP systems are considering cloud-based replacement systems to reduce IT overhead or improve collaboration with other corporate constituents.

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

•
Software as a Service and Cloud Computing. Companies are increasingly evaluating applications delivered on a subscription basis or on-demand for their potential ability to lower upfront costs, reduce cost of ownership, stay current with the latest technology, and reduce overall information technology complexity. In an increasingly global marketplace, growing companies can leverage applications and solutions delivered over the web anywhere they do business without the requirement to invest in expensive infrastructure and servers.

•
Increased Access via Mobile Devices. Companies are increasingly looking to access and transact information where it happens through smart phones, tablet computers and other wireless devices. Mobile solutions can securely and cost-effectively distribute and automate information from enterprise business systems both inside and outside of the company network, allowing companies to speed up sales cycles and improve service delivery by streamlining customer interactions.

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

•
Recognized Software Brand with Global Scale. Based upon our revenue, we are the sixth largest global ERP vendor and focus predominantly on the mid-market segment. We are a leading mid-market ERP software provider in many of the industry verticals we serve and have high market shares in those vertical markets as a result of our deep sector expertise, valuable technology and content and high quality of customer service. We have customers in more than 150 countries and offer products in more than 30 languages. We believe our strong brand and increased scale will provide us with momentum to increase our market share by further penetrating our target markets and expanding our service offerings.

•
Large Recurring Revenue Base. Services revenues comprise approximately 58% of revenues for the year ended September 30, 2013. These revenues are generally recurring in nature since they are derived primarily from maintenance services, catalog, databases, connectivity, managed services, SaaS offerings and other services. We believe that the generally recurring nature of our maintenance and content and connectivity revenues provides us with a more predictable and stable stream of revenues relative to systems revenues. All new systems customers subscribe to maintenance services and most generally continue to subscribe as long as they use our products. Combining our recurring revenue and systems revenue from existing customers, we derived approximately 89% of our revenue for the year ended September 30, 2013 from our existing customer base.

•
Large Diversified Customer Base Across Multiple Mid-Market Verticals. We serve a large diversified base of over 20,000 customers worldwide across the manufacturing, distribution, retail and services industries and are considered a leader in many of our target vertical markets. We also provide industry-specific solutions to a range of subsectors within these vertical markets, including industrial machinery, instrumentation/controls, medical devices, consumer goods, printing and packaging, food and beverage, automotive and aerospace in manufacturing; electrical, industrial, plumbing, heating/ventilation air conditioning, fluid power and fasteners in distribution; hardware stores, home centers, lumber dealers, the automotive aftermarket, lawn and garden, farm and agriculture, pharmacies, apparel and footwear, department stores and general merchandise in retail; financial and professional services providers; and hotels, resorts and entertainment venues in hospitality. In addition, our automotive parts catalog is used by approximately 27,000 locations. Many of these catalog locations are also systems customers.

•
Strong Customer Retention. We believe our product and service offerings are integral to the operations of our customers' businesses and switching from our systems generally requires significant time and expense and may present an operating risk for our customers. In addition, our deep vertical focus and strong, ongoing customer relationships drive significant industry-specific functionality that would be difficult for competitors to readily replicate. Our service is critical to many customers as small and mid-sized companies typically lack a large, dedicated technology team to implement and support software and other information technology solutions across multiple vendors. Our focus on providing high-value services enhances the “mission critical” nature of our customer relationships. As a result, over the past five years, we and the Predecessor have had retention rates in excess of 90% annually on our go-forward platforms.

•
Leading Technology Platform. Our technology and product strategy is designed to increase a business' efficiency and agility by automating business processes, improving the visibility and reliability of information and supporting rapid processing of increasing volumes of business transactions. Our key products leverage the latest software tools and technologies. We utilize industry-standard, open technologies for database management, operating systems, user-interface components, infrastructure and network connectivity. Increasingly, we develop our applications based on a services architecture which includes support for Web services protocols. Our next-generation computing model is designed to increase a business' efficiency and agility, which we believe simplifies the development, maintenance, deployment and customization of our products, all of which are critical to our customer base.

•
Global Development Capabilities and Resources. Our global development infrastructure and resources provide us with flexible development capacity to more cost effectively advance the feature sets, technology foundation and architecture of our products. Our global development resources provide round-the clock development capacity. Critical products are built and tested continuously, allowing resources in any time zone the ability to continue the development process. Our agile development process allows us to more effectively respond to and support our customers and markets, which increasingly have worldwide operations and extended global commerce requirements. Our global development centers further allow us increased access to highly technical development resources in lower cost geographies, which is an essential element of our competitive cost structure and operating efficiency.

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

•
Continue to Improve Operational Efficiencies. We have taken significant steps to improve our cost structure and enhance the efficiency of our operations and expect to achieve additional cost savings moving forward. For example, we intend to continue to leverage shared general and administrative costs and rationalize our facilities footprint and legal entity structure. From this and other operational areas, we have identified potential synergies, as well as opportunities to leverage our sizeable, global development organization to grow and improve our business.

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

Sales and Marketing

We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and referral partners who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams are generally organized by new account sales, which focuses on identifying and selling to new customers and teams focused on existing customers including those migrating from one of our legacy systems to one of our new solution offerings. We also have dedicated inside sales teams that focus on selling upgrades and new software applications to our installed base of customers.

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

Product Development

Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers. Our customer base includes long-term customers using our older systems, as well as those who have upgraded to our recently developed products running on Microsoft .NET, Microsoft Windows, Linux, AIX and several UNIX platforms. We believe there is a significant opportunity to migrate customers using older systems to our current generation of systems running on more modern technology platforms and the option to deploy their ERP systems in the cloud. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new eCommerce capabilities. In the development of our software, we use industry standard tools such as Microsoft .Net, Java, toolsets from Microsoft Corporation and Progress Software Corporation and a variety of open source technologies. We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third-party vendors, including (1) Dell Inc., International Business Machines Corporation and Intermec Inc. for hardware platforms and peripherals, (2) Microsoft Corporation for tools, operating systems and databases, (3) Progress Software Corporation for development tools, (4) Sterling Commerce, Inc. (owned by IBM) and GXS Worldwide, Inc. (formerly Inovis, Inc.) for electronic data interchange and (5) SonicWALL, Inc. for security solutions.

Our product development expense was $102.6 million, $83.3 million and $31.4 million for the year ended September 30, 2013, the year ended September 30, 2012 and the period from Inception to September 30, 2011, respectively. The Predecessor's product development expense was $19.7 million for the period from October 1, 2010 to May 15, 2011.

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

The Company's software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products, without paying a fee. When sold through VARs and distributors, Epicor licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries outside the United States do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Certain components of the Company's products are licensed from third parties; however, we do not believe our results of operations are materially dependent on any of these products.

The source code for Avanté and certain other products historically has been licensed to customers for the operation of the software or to enable them to customize the software to meet particular requirements. The standard customer license for such products contains a confidentiality clause protecting the products. In the event of termination of the license agreement, the customer remains bound by the confidentiality obligation and is responsible for any accrued and unpaid license fees. However, there can be no assurance that such customers will take adequate precautions to protect the source code or other confidential information.

There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Customers and Backlog

No single customer accounted for more than 10% of sales during the year ended September 30, 2013. Products are generally shipped as ordered and are typically received by our customers within a short period thereafter and, accordingly, the Company has historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, the Company believes that its backlog as of any particular date is not significant or meaningful.

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

We believe the key factors influencing customers' technology purchase decisions in the markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of services offered, credibility and scale of the technology vendor and connectivity with chosen industry trading partners.

We have a number of competitors that vary in size, target markets and overall product scope. Our primary competition comes from independent software vendors in four distinct groups, including (i) large, multinational ERP vendors that are increasingly targeting midsized businesses as their traditional market becomes saturated, including Oracle Corporation (includes PeopleSoft and J.D. Edwards) and SAP AG, (ii) mid-range ERP vendors, including Infor Global Solutions (includes Geac, Lawson, Mapics, Softbrands, SSA, Symix and Systems Union), IFS, and Microsoft Corporation (includes Dynamics, Great Plains, Axapta and Navision), (iii) established point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd. for financial accounting; Deltek, Inc. and UNIT4 Agresso N.V, for professional services automation; HighJump Software, Inc., and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for automotive manufacturing; JDA Software Group, Inc., SAP AG, Oracle Corporation, and MICROS Systems, Inc., for specialty retail; and Salesforce.com Inc., Siebel Systems Inc. (owned by Oracle Corporation) and FrontRange Solutions USA Inc. for sales force automation, customer service and support and ITSM and (iv) SaaS providers including NetSuite Inc., Plex Systems, Inc., Workday, Inc., and Salesforce.com, Inc.

In certain markets, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this market include Spruce Computer Systems, Inc., e-commerce Industries, Inc., and Distribution Management Systems Inc.. In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants. Some of our competitors in this vertical market include Autologue Computer Systems, Inc., in systems, and WHI Solutions, Inc. (acquired by eBay in 2012), in systems and content and data services.

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

Employees

We have over 4,600 employees worldwide as of September 30, 2013. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Item 1A — RISK FACTORS
RISK FACTORS
You should carefully consider the following risks, in addition to the other information contained in this report. The risks described below could materially adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Indebtedness
We have substantial indebtedness, which increases our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay dividends to our parent company to fund interest payments.
As of September 30, 2013, the principal amount of our outstanding debt was of $853.6 million, before $6.2 million unamortized original issue discount ("OID"), under our 2011 Senior Secured Credit Agreement, as amended (the "2011 Credit Agreement") due 2018 and $465.0 million of Senior Notes due 2019 (the "Senior Notes"). Our debt service related to the 2011

Credit Agreement and Senior Notes for the year ended September 30, 2013 was $163.0 million, including $8.6 million of debt repayment related to the 2011 Credit Agreement, and $85.4 million of cash paid for interest.
Our debt service requirements with respect to this amount of indebtedness may limit our operational flexibility, our access to additional capital and our ability to make capital expenditures and other investments in our business. It may also increase our vulnerability to general adverse economic and industry conditions, may limit our ability to pursue strategic alternatives including merger or acquisition transactions, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, to comply with financial and other restrictive covenants in our indebtedness or pay dividends.
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
Our ability to make scheduled payments on, or to refinance, our debt obligations, including the Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes.
If we are required to restructure or refinance our debt, or we believe that it is in our best interest to restructure or refinance our debt, our ability to do so will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, or such refinancing may not be available on terms acceptable to us or at all. Further, the terms of existing or future debt instruments and the indenture that will govern the Senior Notes may restrict us from some of these alternatives.
In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of cash flows and financial resources from additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Moreover, our 2011 Credit Agreement and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions on terms acceptable to us or the proceeds that we could realize from them may not be adequate to meet any debt service obligations then due. Any failure to meet our current or future debt service obligations would have a material adverse effect on our business.
Covenants in the 2011 Credit Agreement, the indenture governing the Senior Notes and debt agreements we may enter into in the future will restrict our business in many ways.
The 2011 Credit Agreement and the indenture governing the Senior Notes contains various covenants that limit, subject to certain exceptions, our ability and/or our restricted subsidiaries’ ability to, among other things:

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
A breach of any of these covenants could result in a default under the 2011 Credit Agreement and/or the indenture governing the Senior Notes. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness.

If a default under the 2011 Credit Agreement or the indenture or any such debt agreement is not cured or waived, the default could result in the acceleration of debt under our debt agreements that contain cross-acceleration or cross-default provisions, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.
Our ability to comply with covenants contained in the 2011 Credit Agreement, the indenture and any other debt agreements to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
General Business
Economic and market conditions can materially adversely impact our business, results of operations and financial condition as well as that of our customers.
Our global operations and financial performance vary significantly due to changes in worldwide economic conditions and the overall demand for enterprise software and services. Uncertainty about current global economic conditions may adversely affect our business and financial performance as consumers and businesses may continue to postpone spending in response to tighter credit markets, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. In particular, the global economic outlook remains uncertain, primarily due to the recent European sovereign debt crisis and recession, slowing economy in China, and the continued slow pace of economic recovery in the United States. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors have in the past, and could in the future, materially adversely affect demand for our products and services and our financial condition and operating results.
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

•
the demand for our products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to IT spending;

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

•	changes in accounting standards, including software revenue recognition standards;

•	general political developments and governmental budgetary constraints;

•	currency fluctuations and devaluation; and

•	fluctuations in number of customers continuing to subscribe to maintenance and support services or content and connectivity offerings.
In addition, we have historically realized a significant portion of our software license revenues in the final month of the reporting period, with a concentration of such revenues recorded in the final ten business days of that month. Further, we generally realize a significant portion of our annual software license revenues in the final quarter of the fiscal year. If expected sales at the end of any reporting period or at the end of any fiscal year are delayed for any reason, including the failure of anticipated orders to materialize, or our inability to ship products prior to quarter-end to fulfill orders received near the end of the reporting period, our results for that reporting period or for the full fiscal year could fall below our expectations or those of our stakeholders.

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

Further, we have a limited history operating as a combined company and our integration efforts are continuing. As a result of all of these factors and other factors discussed in these risk factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely upon them as an indication of future performance.
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
The failure of our Epicor ERP or other products to compete successfully could materially impact our ability to grow our business. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and ERP subvertical markets, which would negatively impact our financial performance.
Epicor ERP, our ERP software product, became generally available in 2008. If we are not able to continue to successfully market and license Epicor ERP or our other products in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.
We have begun to market our products to new retail markets and wholesale subvertical markets. There can be no assurance that our products will achieve widespread acceptance in these markets, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of this new subvertical. If we are unable to expand into new subvertical markets, our financial performance may be negatively impacted.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.

The business information systems industry in general and the manufacturing, distribution, retail, customer relationship management and financial computer software industries specifically, in which we compete are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements and introductions and changing customer requirements. Many of our current and potential competitors have (i) longer operating histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical staffs, larger international presence and/or (v) a larger installed customer base than ours. In addition, as we continue to sell to larger companies outside the mid-market, we face more competition from large well-established competitors such as SAP AG and Oracle Corporation. A number of companies offer products that are similar to our products and target the same markets. In addition, any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements (such as commerce on the Internet and Web-based application software), and to devote greater resources to the development, promotion and sale of their products than we can. Furthermore, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including new and emerging markets. Competition could cause extended payment terms, price reductions, reduced margins or loss of market share for our products and services, any of which could materially and adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, operating results, cash flows and financial condition.

We face intense competition in the marketplace which may necessitate changes to our pricing models to successfully compete.
Competition and general economic and market conditions may necessitate changes to our pricing model. If our competitors offer deep discounts or other favorable terms, such as payment terms, contractual warranties, implementation terms or guarantees, on certain competing products or services, we may need to respond by lowering prices or offering additional favorable terms in order to compete successfully. Any such changes to our pricing could adversely affect our revenue, operating results and cash flows. Our maintenance and support fees are generally priced as a percentage of our software license fees and hardware product fees, respectively. If our competitors offer lower pricing on their maintenance and support offerings, it would put additional pressure on us to discount our pricing for these services.
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
For the year ended September 30, 2013, approximately 89% of our total revenues were generated from our installed base of customers. For certain of our products, maintenance and support agreements with customers are renewed at the customer’s discretion, and for other products, customers may elect to terminate support and maintenance services, typically upon 60 days' notice. There normally is no requirement that a customer renew maintenance and support or that a customer pay new license or service fees to us following the initial purchase. Some customers have not renewed, or have terminated, or reduced the level of, maintenance and support services as a result of the recent economic downturn. If our existing customers do not renew or continue maintenance and support services or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.
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
Our revenue may also contract if customers reduce the level of maintenance and support services subscribed. This may occur in response to a downturn in economic and market conditions. For example, as customers reduce their employee base, they may reduce the number of users for which they subscribe for maintenance and support. Additionally, we anticipate that maintenance and support revenue from our legacy products for which we have decreased development funding will decline over time.
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
We rely on automotive aftermarket and original equipment parts manufacturer information for our electronic automotive parts and applications catalog, and we are increasingly facing pressure to present our electronic automotive parts and applications catalog in a flexible format, each of which could expose us to a variety of risks, including increased pressure on our pricing.
We are dependent upon automotive aftermarket and original equipment parts manufacturers to supply and continually update information for our electronic automotive parts and applications catalog. Currently, we obtain most of this information without a written agreement with these suppliers. In the future, more suppliers may require us to enter into a license agreement or may make it more generally available to others. In addition, as a result of competitive pressures and technical requirements, we may be required to provide our electronic automotive parts and applications catalog in an industry standard format, which could make it more difficult for us to maintain control over the way information presented in our catalog is used. For example, an industry association is currently developing a data collection format that would make this information more accessible to consumers and provide it in a more generalized format. Any significant change in the manner or basis on which we currently receive this information or in which it is made available to others who are or who could become competitors could have a material adverse effect on our electronic automotive parts and applications catalog business, which could have a material adverse effect on our business and results of operations.

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
Our software products are built and depend upon several underlying relational database management system platforms such as systems offered by Microsoft Corporation, Progress Software Corporation, Oracle Corporation, MySQL, and Rocket Software, Inc., which are regularly evolving. The market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because our products rely significantly upon popular existing user interfaces to third party business applications, we must forecast which user interfaces will be popular in the future. For example, we believe the Internet has and will continue to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards web-based applications and away from server-based applications. Specifically, we believe that customers desire business software applications that enable a customer to engage in commerce or service over the Internet. We are continuing to develop several of our primary product lines upon the Microsoft .NET technology. If we cannot continue to develop such .NET-compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based applications, the ability of our products to interface with popular third party applications will be negatively impacted and our competitive position, operating results and revenues could be adversely affected.

New software technologies could cause us to alter our business model resulting in adverse effects on our operating results.
Development of new technologies may cause us to change how we license or price our products, which may adversely impact our revenues and operating results. Developing licensing models include SaaS, hosting and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the current perpetual license model. We currently offer a hosted model as well as a SaaS model to customers of some of our retail and ERP products. Currently, we sell the majority of our software under perpetual licensing arrangements where we record revenue when the software is delivered. If our SaaS and on demand business continues to grow, more revenue will shift from perpetual licenses to subscriptions, which will cause a deferral of revenues and cash received from customers.
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
Our software products are complex and often contain undetected errors or failures (commonly referred to as bugs). Despite testing by us, and by current and potential customers, prior to general release to the market, our products may still contain material errors. Such material defects or errors may result in loss of or delay in market acceptance, release or shipment of our products, or if the defect or error is discovered only after customers have received the products, these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation. Ultimately, such errors or defects could lead to a decline in our revenues. We have from time to time been notified by some of our customers of errors in our various software products. If we are unable to correct such errors in a timely manner it could have a material adverse effect on our results of operations and our cash flows. In addition, if material technical problems with the current release of the various database and technology platforms, on which our products operate, including offerings by Progress Software Corporation, Rocket Software, Inc., Oracle Corporation and Microsoft Corporation (i.e., SQL Server and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on our results of operations.
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

Our software products incorporate and rely upon third party software products for certain key functionality. Our revenues, as well as our ability to develop and introduce new products, certain of which are provided by sole suppliers, could be adversely affected by our inability to control or replace these third party products and operations.
Our products incorporate and rely upon software products developed by several other third party entities such as Microsoft Corporation, Progress Software Corporation, and Rocket Software, Inc. Specifically, our software products are built and depend upon several underlying and evolving relational database management system platforms including Microsoft SQL Server, Progress OpenEdge and Rocket U2TM and also are integrated with several other third party provider products for the purpose of providing or enhancing necessary functionality. In the event that these third party products were to become unavailable to us or to our customers, either directly from the third party manufacturers or through other resellers of such products, we may not be able to readily replace these products with substitute products. We cannot provide assurance that these third parties will:

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
As part of our business strategy, we expect to pursue strategic acquisitions, investments and relationships, such as joint development agreements and technology licensing agreements, in order to expand our product offerings to include application software products and services that are complementary to our existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or to gain access to established customer bases into which we can sell our current products. For example, in fiscal 2012, we acquired the remaining equity interests of Internet AutoParts, Inc. ("Internet AutoParts") and certain assets of Cogita Business Services Ltd. ("Cogita"), and in fiscal 2013 we acquired Solarsoft Business Systems. In connection with these acquisitions, investments and relationships, we commonly encounter the following risks:

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
Initiatives to upgrade our information technology infrastructure involve many risks which could result in, among other things, business interruptions and higher costs.
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
We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we may experience significant changes in our operational processes and internal controls as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions and have a material adverse effect on our operations, financial reporting process, capital resources, financial condition, results of operations, or cash flows.
Offshoring and outsourcing certain of our operations and/or services may adversely affect our ability to maintain the quality of service that we provide and damage our reputation.
As part of our efforts to streamline operations and reduce costs, we have offshored and outsourced certain of our operations, services and other functions and we will continue to evaluate additional offshoring or outsourcing possibilities. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these difficulties which could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
We have taken restructuring actions in connection with acquisitions and we may take additional restructuring actions in the future that would result in additional charges which would have a negative impact on our results of operations in the period the action is taken.
As a result of our acquisitions, the current economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. For the year ended September 30, 2013, we recorded restructuring charges of $4.9 million, primarily related to employee severance and excess facility costs. As a result of our acquisitions and further integration activities, or if we continue to be adversely affected by the global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies. Any such decisions could have a material adverse impact on our results of operations for that period.
We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.
As a result of the Acquisitions, the purchase of Solarsoft, the purchase of Internet AutoParts and the purchase of Cogita, we recorded goodwill and intangible assets with carrying values of $1,302 million and $731 million, respectively, as of September 30, 2013. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. See Note 4 - Goodwill of our audited consolidated financial statements for a description of our impairment testing. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.

We rely, in part, on third parties to sell our products. Disruptions to these channels or failure of these channels to adequately market our products would adversely affect our ability to generate revenues from the sale of our products.
We distribute products through our direct sales force as well as through an indirect distribution channel, which includes value added resellers (VARs) and other third party distributors, consisting primarily of professional firms. Our results of operations could be materially and adversely affected if our distributors cease distributing or recommending our products or emphasize competing products. Additionally, our distributors may generally terminate their agreements with us upon as little as 30 days' notice and almost all distributors may effectively terminate their agreements at any time by ceasing to promote or sell our products. Our results of operations could be adversely affected if our distributors are unable to effectively promote or sell our products or if several were to cease doing business or terminate their agreements and we are unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for our products will not lead to conflicts between those two sales forces that could adversely impact our ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact our operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including the loss of personnel to promote our products and services or inability to remain in business. Our financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.

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
Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our customers' business as well as our business and our results of operations.

Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as our SaaS solutions, AConneX and our eCommerce and hosting services. A number of our connectivity applications rely on third-party datacenter, hosting, cloud services and infrastructure providers. Any loss or interruption of these applications could result in system downtime, errors, security breaches or loss of data which could have a material adverse financial impact on our customers. We have in the past experienced interruptions in our AConneX connectivity solution and we continue to evaluate and make certain changes and modifications to this service, however, we cannot provide assurance that these changes and modifications will wholly eliminate interruptions, which could harm our brand and customer relations. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures, hackers or other breaches of security and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our business, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services. We have certain recovery plans in place to protect our business against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain full secondary “off-site” systems to replicate our connectivity applications, and we do not maintain a catastrophic disaster recovery capability with respect to these applications. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.

We may be exposed to new laws and regulations around data access, transmission and liability, the potential for security breaches or unauthorized access with respect to our on demand offerings.

While we believe that our software applications comply with applicable laws and industry security and transmission requirements, and that we have in place appropriate levels of security to reduce the possibility of unauthorized access to the systems and data that is hosted by us or in third party datacenters, we cannot guarantee that our hosted systems could not be breached, or that unauthorized access can be completely prevented. A breach in security, failure of a data center, communications or other infrastructure could result in lost revenues as well as damage to our reputation.
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
Our results of operations or financial condition may be negatively impacted by fluctuations in foreign currency exchange rates and devaluations of foreign currencies. We operate throughout the world through international sales subsidiaries, networks of exclusive and non-exclusive third party distributors, and nonexclusive VARs. As a result, certain sales and related expenses are denominated in currencies other than the United States Dollar. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona and Venezuelan Bolivar. Our results of operations may fluctuate due to exchange rate fluctuation between the United States Dollar and other currencies because our financial results are reported on a consolidated basis in United States Dollars. We have historically implemented a foreign exchange hedging program using derivative financial instruments (e.g. forward contracts and options contracts) and operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to hedge certain foreign exposures. However, we can provide no assurance that any of these strategies will be effective or continued nor do we rely on our hedging program to eliminate all foreign currency exchange rate or devaluation risk.
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
The province of Quebec, Canada has established a program to attract and retain investment in the information technology sector in Quebec. A corporation with employees performing eligible activities can apply for and receive a refund of up to 30% of eligible salaries (Salary Rebate), up to a maximum of $20,000 Canadian through 2015 and then increasing to $22,500 Canadian. The program is administered by Investissement Quebec (“IQ”). IQ reviews applications and issues annual eligibility certificates to qualifying companies. IQ also issues annual eligibility certificates confirming named qualifying employees. The payment of the Salary Rebate is made by the Minister of Revenue of Quebec and is subject to audit at a later date. The Salary Rebate is taxable in the year of receipt. The classification of the rebate to these financial statement line items is consistent with the classification of the qualifying salaries that were eligible for the credit. The program was recently extended through 2025 and we plan to continue to apply for the credits for each eligible year. However, there is no guarantee that the program will continue and were the Quebec Government to materially alter or eliminate the program or were subsequent audits by the Minister of Revenue found to materially reduce or eliminate the rebate for any specific year or periods, our financial results at quarter or fiscal year end could be materially and negatively impacted.

The interests of our controlling stockholders (“the sponsors”) may differ from the interests of our other stakeholders.
The interests of the sponsors may differ from our other stakeholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our sponsors, as equity holder of the Company, might conflict with the interests of the holders of the notes. The sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our notes, including the incurrence of additional indebtedness. Additionally, the indenture governing the notes permits us to pay fees, dividends or make other restricted payments under certain circumstances, and the sponsors may have an interest in our doing so.
The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The interests of the sponsor may differ from the interests of the note holders.

A failure to remain current in our filings with the Securities and Exchange Commission ("SEC") may have material adverse impacts on our business and liquidity.

If we are not able to remain current in our filings with the SEC, we will face several adverse consequences and restrictions.  While the Company is a voluntary filer and is not required by the rules and regulations of the SEC to continue filing current and periodic reports, in accordance with the terms of the indenture governing its Senior Notes, the Company files an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such forms, and is required to do so in a timely manner. Failure to remain current in our filings will constitute a breach of our covenants under the 2011 Credit Agreement and indenture and such breach could result in an event of default that would accelerate our payment obligations under the Senior Notes.   In addition, we will not be able to use a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering a public offering of securities during the period that we are not current in our filings and we may be limited in our ability to raise funds in a private placement of our securities under Regulation D. These restrictions may impair our ability to raise funds in the public markets or private markets, should we desire to do so, and to attract and retain employees.

Payment of dividends to fund interest payments on our Parent Company's PIK Toggle Notes will utilize cash resources which could otherwise be utilized to fund operating cash flow requirements and service our debt obligations. These dividend payments may require us to borrow against our revolving credit facility, and may affect our ability to comply with financial covenants contained in our debt instruments.

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

However, we expect to pay dividends of approximately $36 million per year to EGL Midco to fund interest payments on the Midco Notes. Payment of these dividends will utilize cash resources which could otherwise be utilized to fund operating cash flow requirements and service our debt obligations. When sufficient cash resources are not available to pay these cash dividends, we intend to borrow against our revolving credit facility to finance these cash dividends. The first lien senior secured leverage ratio covenant in our 2011 Credit Agreement is effective when we have a balance outstanding on our revolving credit facility. As a result, our intent to pay dividends to EGL Midco to service the Midco Notes may affect our ability to meet debt service requirements on our debt as well as our ability to comply with financial covenants contained in our debt instruments.

We are, and expect to be subject to in the future, litigation and legal proceedings which may adversely affect our business, financial condition and results of operations.

We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations and require significant management time and attention.   We are currently subject to, or may be subject to in the future, legal proceedings by various stakeholders including employees, customers, patent owners, suppliers, stockholders, former stockholders or others through private actions, class actions, administrative proceedings or other litigation. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Litigation and regulatory proceedings can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain products, all of which could negatively impact our business and financial results. There may also be adverse publicity associated with legal proceedings, regardless of whether the allegations are valid or whether we are ultimately found liable or otherwise experience a negative outcome. As a result, litigation may adversely affect our business, financial condition and results of operations.

We are a “voluntary filer” with the SEC which may reduce the information you have access to regarding the Company, its controlling stockholders and certain transactions.

The Company is a "voluntary filer” with the SEC and is not required by the rules and regulations of the SEC to continue filing current and periodic reports. In accordance with the terms of the indenture governing the Senior Notes, the Company files an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such form. However, the Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002 and is not subject to certain other statutory provisions such as prohibitions on personal loans to directors and executive officers, the requirement to have a fully independent Audit Committee and the requirement to disgorge profits following an accounting restatement. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company's securities do not need to report on acquisitions or dispositions of the Company's securities or their plans regarding their influence and control over the Company, nor is the Company required to distribute proxy materials in connection with its annual meeting. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act exempted issuers other than large accelerated filers and accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Finally, the Company's securities are not listed on an exchange and, accordingly, the Company is not subject to the corporate governance requirements set forth in the listing rules of The NASDAQ Stock Market, the New York Stock Exchange or any other exchange. Therefore, the Company's status as a voluntary filer reduces investors' rights to access significant information regarding the Company and its controlling stockholders and limits the governance requirements to which the Company is subject.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of September 30, 2013, we owned approximately 141,000 square feet of office and distribution space and leased a total of approximately 950,000 square feet of office and distribution space, approximately 141,000 square feet and 600,000 square feet of which, respectively, is located in the U.S. Our headquarters are located in Dublin, California. We consider our properties suitable for their present and intended purposes and adequate for our current level of operations.

The table below outlines the Company’s material owned properties as of September 30, 2013:

Location                         Square Footage
Montreal, Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 125,000
Columbus, Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16,000

The table below outlines the Company’s material property leases as of September 30, 2013:

Location	Approximate Square Footage (1)	Lease Termination
Austin, Texas	106,000	2015 through 2018
Dublin, California	75,000	2018
Irvine, California	68,000	2021
Newburgh, New York	66,000	2013
Yardley, Pennsylvania	45,000	2013
Bensalem, Pennsylvania	43,000	2024
Minneapolis, Minnesota	60,000	2022
Monterrey, Mexico	56,000	2015
Denver, Colorado	25,000	2020
Westminster, Colorado	24,000	2014
Moscow, Russia	24,000	2013
Bracknell, United Kingdom	23,000	2019
Hyannis, Massachusetts	11,500	2014
Greenville, South Carolina	8,000	2018
Plano, Texas	6,900	2016
Des Plaines, Illinois	8,000	2018
London, Ontario	33,000	2014
British Colombia, Canada	24,000	2014 and 2022
San Diego, California	9,000	2014
Budapest, Hungary	11,500	2016
Sydney, Australia	8,000	2014

(1) Locations of smaller square footage or that have been exited prior to lease termination are not listed; however, they are included in the total square footage of 950,000.

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

On May 2, 2011, after engaging in discovery, plaintiffs advised that they did not intend to seek injunctive relief in connection with the transaction, but would instead file an amended complaint seeking damages in California Superior Court following the consummation of the tender offer. On May 11, 2011, the Superior Court for the County of Orange (the "Court") entered an Order consolidating the Tola, Watt, and Frazer cases pursuant to a joint stipulation of the parties. Plaintiffs filed a Second Amended Complaint on September 1, 2011, which made essentially the same claims as the original complaints.  Plaintiffs Kline and Field Family Trust have both joined in the amended complaint.  We filed a demurrer (motion to dismiss) to this amended complaint on September 29, 2011. The demurrers were heard on December 12, 2011, and the Court overruled them. The Defendants answered the Complaint on December 22, 2011.  On June 22, 2012 the Court granted plaintiff's motion for class certification and dismissed Mr. Hackworth as a defendant.

After the parties had completed fact discovery and begun expert discovery, plaintiffs sought leave to amend their complaint to add two new defendants, the Company's former chief financial officer and the Company's former financial advisor, Moelis & Company. On February 22, 2013, the Court granted plaintiffs leave, and plaintiffs' Third Amended Complaint was filed. On April 5, 2013, pursuant to a stipulation between the parties, the Court dismissed Legacy Epicor from this action with prejudice. On April 29, 2013, the Court overruled demurrers by the new defendants to the Third Amended Complaint.

In light of the amendment of the complaint and the addition of the two new parties, the prior case schedule and trial date have been amended. Pursuant to a stipulation from the parties, the Court has continued the trial date to April 28, 2014.

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public trading market exists for the common stock, no par value, of Epicor Software Corporation. All of the outstanding shares of common stock, no par value, of Epicor Software Corporation are held by Eagle Holdco, L.P., the registrant's parent company.

In November 2011, the Board of Directors of Eagle Topco LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation to our employees and certain directors. The following table summarizes restricted units granted by Eagle Topco to our employees and directors during the quarter ended September 30, 2013.

Month	Restricted Units Granted
August 2013	1,795,000

See Note 10 - Share Based Compensation in our audited consolidated financial statements for further information.
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

Beginning in fiscal 2014, we intend to voluntarily make dividend payments to our indirect parent company, EGL Midco, to fund interest payments on the $400 million of Midco Notes which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year from fiscal 2014 through fiscal 2018. See "Parent Company PIK Toggle Notes" in Note 6 - Debt in our audited consolidated financial statements for further information regarding the Midco Notes.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods presented. The summary historical consolidated financial information as of September 30, 2013 and 2012, for the fiscal years ended September 30, 2013 and 2012, and for the period from Inception through September 30, 2011 are derived from, and should be read in conjunction with, our audited consolidated financial statements included elsewhere in this Report. The summary historical consolidated financial information as of September 30, 2011 has been derived from and should be read in conjunction with, our audited consolidated financial statements included in our Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 12, 2012. The summary historical consolidated financial information for the period from October 1, 2010 to May 15, 2011 has been derived from, and should be read in conjunction with, the Predecessor’s audited consolidated financial statements included elsewhere in this Report. The summary historical consolidated financial information as of September 30, 2010 and 2009 and for the fiscal years ended September 30, 2010 and 2009 has been derived from the Predecessor’s audited consolidated financial statements not included in this Report. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our audited consolidated financial statements included elsewhere in this Report.

	Predecessor
	As of and for the year ended September 30,
(in thousands)	2009	2010	October 1, 2010 to May 15, 2011	Inception to September 30, 2011	Year Ended September 30, 2012	Year Ended September 30, 2013
Total revenues	$367,738	$369,222	$227,330	$304,755	$855,457	$961,731
Operating expenses:
Cost of revenues	150,537	145,129	87,788	133,512	356,404	394,496
Sales and marketing	54,580	56,390	36,200	53,657	147,446	165,240
Product development	31,367	30,917	19,659	31,417	83,304	102,573
General and administrative	26,227	28,116	21,519	27,611	75,702	76,580
Depreciation and amortization	38,613	39,611	25,322	50,716	138,985	160,865
Impairment to goodwill	107,000	—	—	—	—	—
Acquisition-related costs	378	2,862	16,846	42,581	8,845	8,561
Restructuring costs	4,342	2,981	27	11,049	4,776	4,890
Total operating expenses	413,044	306,006	207,361	350,543	815,462	913,205
Operating income (loss)	(45,306)	63,216	19,969	(45,788)	39,995	48,526
Interest expense	(40,400)	(30,427)	(33,069)	(36,643)	(90,483)	(92,669)
Gain on retirement of debt	18,958	—	—	—	—	—
Other income (expense), net	(992)	(101)	223	(257)	(133)	(992)
Income (loss) from continuing operations before income taxes	(67,740)	32,688	(12,877)	(82,688)	(50,621)	(45,135)
Income tax expense (benefit)	20,120	13,948	(4,488)	(26,720)	(11,535)	(4,762)
Income (loss) from continuing operations	(87,860)	18,740	(8,389)	(55,968)	(39,086)	(40,373)
Loss from discontinued operations, net of income taxes	(4,175)	(357)	—	—	—	—
Gain from sale of discontinued operations, net of income taxes	—	6,178	—	—	—	—
Net income (loss)	$(92,035)	$24,561	$(8,389)	$(55,968)	$(39,086)	$(40,373)
Other Financial Data:
Ratio of Earnings to Fixed Charges (1)	N/A	2.04x	N/A	N/A	N/A	N/A

	Predecessor
	As of September 30,		As of September 30,
(in thousands)	2009	2010	2011	2012	2013
Selected Balance Sheet Data:
Cash and cash equivalents	$44,573	$74,290	$44,796	$130,676	$82,902
Total assets	851,278	851,906	2,469,989	2,430,084	2,429,942
Total debt, including current maturities	522,895	499,395	1,324,259	1,316,578	1,312,383
Stockholder's equity	166,530	196,862	587,716	552,764	511,809
(1) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred issuance costs, a portion of rental expense that management believes is representative of the interest component of rental expense, and interest related to uncertain tax positions. For periods in which income (loss) from continuing operations is a loss, the Ratio of Earnings to Fixed Charges is not applicable (N/A).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the audited consolidated financial statements and related notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in Part I, section IA. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries, after the consummation of the Acquisitions. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Systems, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired them. Unless the context requires otherwise, references to “Legacy Epicor” refer to legacy Epicor Software Corporation and its consolidated subsidiaries prior to the Acquisitions and references to “Activant” or “Predecessor” refer to Activant Solutions Inc. and its consolidated subsidiaries.
Overview
We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. Our fully integrated solutions, which primarily include license, professional services and support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core business functions, operations and resources of their enterprises. By enabling our customers to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, resulting in higher revenues, increased profitability and improved working capital.
Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), manufacturing execution systems (“MES”), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers' need for increased supply chain visibility and transparency by offering multichannel eCommerce and collaborative capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and channel partners. We believe this collaborative approach distinguishes us from conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services are deeply embedded in our customers’ businesses and are a critical component to their success.
In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate industry data to provide our customers with advanced product information, multidimensional analysis, modeling and reporting.
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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with over 4,600 employees worldwide as of September 30, 2013. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.

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

The Transactions

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as "Apax", solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). Activant was determined to be the Predecessor for financial reporting purposes due to its relative total asset size to Legacy Epicor. Further, the majority of Named Executive Officers and other executive officers of the Company were employees of Activant at the time of the Acquisitions. On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.” Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our systems and services to customers that operate in three segments - ERP, Retail Solutions and Retail Distribution.

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports (1) large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) small- to mid-sized retailers with our Epicor Software as a Service for retail which provides a preconfigured, full suite retail solution, including the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support, as a subscription service. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

Within each segment, we generate revenues from systems and services.
Systems revenues are comprised primarily of:

•
License revenues - Represent revenues from the sale or license of software to customers. A substantial amount of our new license revenue is characterized by long sales cycles and is therefore a somewhat less predictable revenue stream in nature. License revenues are heavily affected by general economic conditions and our competitive position in the marketplace.

•
Professional services revenues - Consist primarily of revenues generated from implementation contracts to install and configure our software products. Additionally, we generate revenues from consulting, custom modification and training and educational services to our customers regarding the use of our software products. Our consulting revenues are dependent upon general economic conditions, the level of our license revenues, as well as ongoing purchases of services by our existing customer base.

•
Hardware and other revenues - Consist primarily of server, POS and storage product offerings, installation of hardware products and sales of business products. Our hardware and other systems revenues are dependent upon general economic conditions, the level of our license revenues, as well as on going purchases from our existing customer base.

Our services are specific to the markets we serve and can complement our software product offerings. We generally provide services on a subscription basis, and accordingly these revenues are generally recurring in nature. Our service revenues consist primarily of:

•
Maintenance services - Consist primarily of customer support activities, including software, hardware and network support through our help desk, web help, software updates, preventive and remedial on-site maintenance and depot repair services.

•
Content and supply chain services - Consist primarily of proprietary catalogs, data warehouses, electronic data interchange, data management products, hosting, Software as a Service (“SaaS”) and managed services. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, eCommerce connectivity offerings, hosting, networking and security monitoring management solutions.

Operating Expenses
Our operating expenses consist primarily of cost of systems revenues, cost of services revenues, sales and marketing, product development, general and administrative expenses, acquisition-related costs and restructuring costs as well as non-cash expenses, including depreciation and amortization. We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in cost of revenues and each operating expense category. All operating expenses are allocated to segments, except as otherwise noted below.

•
Cost of systems revenues - Cost of systems revenues consists primarily of direct costs of software duplication and delivery, third-party royalty fees, salary related and third party consulting costs of providing customers' system installation and integration and custom modification and training services, travel costs, our logistics organization, cost of hardware, and allocated overhead expenses.

•
Cost of services revenues - Cost of services revenues consists primarily of salary related costs, third party maintenance costs, channel partner referral fees and other costs associated with product updates and providing support services, material and production costs associated with our automotive catalog and other content offerings and allocated overhead expenses.

•
Sales and marketing - Sales and marketing expense consists primarily of salaries and bonuses, commissions, share-based compensation expense, employee benefits, travel, marketing promotional expenses and allocated overhead expenses. Corporate marketing expenses are not allocated to our segments.

We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and referral partners who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Our field sales teams are generally organized by new account sales, which focuses on identifying and selling to new customers and teams focused on existing customers including those migrating from one of our legacy systems to one of our new solution offerings. We also have dedicated inside sales teams that focus on selling upgrades and new software applications to our installed base of customers.

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

•
Product development - Product development expense consists primarily of salaries and bonuses, share-based compensation expense, employee benefits, outside services and allocated overhead expenses. Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers.

•
General and administrative - General and administrative expense primarily consists of salaries and bonuses, share-based compensation expense, employee benefits, outside services, and facility and information technology allocations for the executive, finance and accounting, human resources and legal support functions. Bad debt expenses and legal settlement fees are allocated to our segments and the remaining general and administrative expenses are not allocated.

•
Depreciation and amortization - Depreciation and amortization expense primarily consists of depreciation attributable to our fixed assets and amortization attributable to our intangible assets acquired in acquisitions. Depreciation and amortization are not allocated to our segments.

•
Acquisition-related costs - Acquisition-related costs consists primarily of sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to contemplated business combinations and acquisitions. Acquisition-related costs are not allocated to our segments.

•
Restructuring costs - Restructuring costs relate to management approved restructuring actions to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams. Restructuring costs are not allocated to our segments.

Non-Operating Expenses
Our non-operating expenses consist of the following:

•	Interest expense - Interest expense represents interest and amortization of our original issue discount and deferred financing fees related to our outstanding debt.

•
Other income (expense), net - Other income (expense), net consists primarily of interest income, equity in earnings of equity method investees, other non-income based taxes, foreign currency gains or losses and gains or losses on marketable securities.

•
Income tax expense (benefit) - Income tax expense (benefit) is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

General Business Trends

Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions. The global economic outlook still remains uncertain. We expect these conditions will lead to continued IT spending weakness in Europe into 2014, and these conditions could continue to have a negative impact on IT spending in the U.S. as well.
We continue to evaluate the economic situation, the business environment and our outlook for changes. While we anticipate that the global economic environment will remain challenging, we believe that our customers and prospective customers will invest in IT products and services that deliver value, reduce their operating costs and achieve strong return on investment. We believe that our product and service offerings position us to remain competitive in the current challenging economic environment. Additionally, we continue ongoing management of our cost structure.

All of our reporting segments continue to see strong customer retention rates. However, uncertainty surrounding the U.S. economy and ongoing weakness in the EU has adversely impacted our ability to close new customer business in our ERP segment and we expect this market to continue to be challenging for at least the short term period. Our Retail Solutions segment performance continues to be driven by longer sales cycles as well as by the number and timing of large strategic deals. Our Retail Distribution segment systems revenue performance has been impacted both favorably by improvements in consumer confidence and the residential housing market recovery, as well as unfavorably by the recent macroeconomic uncertainty caused by the U.S. government fiscal issues.
Recently we have enhanced our capabilities and marketplace experience with recent additions to our management team. In October 2013, we added Joseph L. Cowan as our new Chief Executive Officer. Additionally, during the fourth quarter of fiscal 2013, we added Noel Goggin as General Manager of Retail Solutions, and we added Donna Troy as General Manager of ERP Americas.
On October 12, 2012, we acquired 100% of the equity of Solarsoft. The Solarsoft discrete manufacturing, process manufacturing, packaging and wholesale and distribution verticals are reported in our ERP segment. The Solarsoft North America lumber and building materials verticals are reported in our Retail Distribution segment. Solarsoft results are included in our results from the date of acquisition and we have indicated the impact of Solarsoft on our results below.
Results of Operations
Year Ended September 30, 2013 Compared to the year ended September 30, 2012

Total revenues

Our total revenues were $961.7 million for the year ended September 30, 2013 as compared to $855.5 million for the year ended September 30, 2012. Total revenues increased by $106.3 million, or 12%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was due primarily to the inclusion of $77.4 million (net of $5.0 million of deferred revenue purchase accounting adjustments) of revenue from Solarsoft products, a $14.4 million decrease in deferred revenue purchase accounting adjustments related to the Acquisitions and growth in services revenues as described in more detail below.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance $	Variance %
ERP revenues:
Systems:
License	$105,971	$100,395	$5,576	6%
Professional services	146,370	128,712	17,658	14%
Hardware and other	15,873	15,993	(120)	(1)%
Total systems	268,214	245,100	23,114	9%
Services	330,255	270,100	60,155	22%
Total ERP revenues	598,469	515,200	83,269	16%
Retail Solutions revenues:
Systems:
License	14,907	20,698	(5,791)	(28)%
Professional services	36,510	36,334	176	—%
Hardware and other	25,347	19,708	5,639	29%
Total systems	76,764	76,740	24	—%
Services	65,393	61,374	4,019	7%
Total Retail Solutions revenues	142,157	138,114	4,043	3%
Retail Distribution revenues:
Systems:
License	20,644	18,078	2,566	14%
Professional services	18,229	12,821	5,408	42%
Hardware and other	24,336	22,748	1,588	7%
Total systems	63,209	53,647	9,562	18%
Services	157,896	148,496	9,400	6%
Total Retail Distribution revenues	221,105	202,143	18,962	9%

Total revenues:
Systems:
License	141,522	139,171	2,351	2%
Professional services	201,109	177,867	23,242	13%
Hardware and other	65,556	58,449	7,107	12%
Total systems	408,187	375,487	32,700	9%
Services	553,544	479,970	73,574	15%
Total revenues	$961,731	$855,457	$106,274	12%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues during the year ended September 30, 2013. This compares to the year ended September 30, 2012, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues.

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

	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance $	Variance %
Systems revenues:
ERP	$268,229	$245,521	$22,708	9%
Retail Solutions	77,240	77,384	(144)	—%
Retail Distribution	64,394	54,151	10,243	19%
Deferred revenue purchase accounting adjustment	(1,676)	(1,569)	(107)	7%
Total systems revenues	408,187	375,487	32,700	9%
Services revenues:
ERP	333,621	282,843	50,778	18%
Retail Solutions	65,406	62,497	2,909	5%
Retail Distribution	159,171	148,850	10,321	7%
Deferred revenue purchase accounting adjustment	(4,654)	(14,220)	9,566	(67)%
Total services revenues	553,544	479,970	73,574	15%
Total revenues:
ERP	601,850	528,364	73,486	14%
Retail Solutions	142,646	139,881	2,765	2%
Retail Distribution	223,565	203,001	20,564	10%
Deferred revenue purchase accounting adjustment	(6,330)	(15,789)	9,459	(60)%
Total revenues	$961,731	$855,457	$106,274	12%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $598.5 million for the year ended September 30, 2013 as compared to $515.2 million for the year ended September 30, 2012. ERP revenues increased by $83.3 million, or 16%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Of this increase, $62.3 million was attributable to revenue from Solarsoft products.

◦
ERP systems revenues for the year ended September 30, 2013 were $268.2 million compared to $245.1 million for the year ended September 30, 2012. ERP systems revenues increased by $23.1 million, or 9%, for the year ended September 30, 2013. Revenue from Solarsoft products contributed $28.5 million, which was partially offset by a $5.4 million decrease due primarily to a $3.8 million decrease in hardware and other revenues and a $2.5 million decrease in license revenue, partially offset by a $0.9 million increase in professional services revenues. Hardware and other revenues decreased primarily as a result of a lower mix of systems sold with hardware. The license revenue decrease was primarily driven by a change in a portion of our sales teams compensation plans from a December to a September year end in the current fiscal year (effectively creating two sales year ends in the prior year for a portion of our sales team which has the tendency to incentivize our sales team to close a higher percentage of opportunities in the sales pipeline) as well as an increase in the amount of license revenue deferred at the current year end period. Professional services revenues increased primarily as a result of having a full year of revenue from Cogita Business Services International Ltd. ("Cogita"), which was acquired in the third quarter of fiscal 2012. Systems revenues in our Americas' region have been adversely impacted by the macroeconomic uncertainty that existed in the U.S., while international systems revenues increased despite the ongoing weak economic conditions in Europe.

◦
ERP services revenues were $330.3 million for the year ended September 30, 2013 compared to $270.1 million for the year ended September 30, 2012. ERP services revenues increased by $60.2 million, or 22% for the year ended September 30, 2013. Revenue from Solarsoft products contributed $33.8 million (net of

$3.1 million of deferred revenue purchase accounting adjustments). Additionally our services revenues increased by $26.4 million which was the result of a $22.1 million increase in support revenues primarily as a result of a $12.5 million reduction in deferred revenue purchase accounting adjustments as well as the addition of new customer software maintenance and support price increases partially offset by legacy platform attrition, as well as a $4.3 million increase in content and connectivity revenues which was primarily attributed to increased SaaS revenues.

•
Retail Solutions revenues - Retail Solutions revenues were $142.2 million for the year ended September 30, 2013 as compared to $138.1 million for the year ended September 30, 2012. Retail Solutions revenues increased by $4.0 million, or 3%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Retail Solutions systems revenues increased by less than $0.1 million and Retail Solutions services revenues increased by $4.0 million. The slight increase in systems revenue was predominantly attributable to a $5.6 million increase in hardware and other revenues as a result of large follow-on strategic hardware sales transactions as well as a $0.2 million increase in professional services revenues, primarily offset by a $5.8 million decrease in license revenues due to a lower level of strategic sales transactions in the current year as well as a change in the sales teams compensation plans from a December to a September year end in the current fiscal year (effectively creating two sales year ends in the prior year which has the tendency to incentivize our sales team to close a higher percentage of opportunities in the sales pipeline). The $4.0 million increase in services revenues was primarily due to $1.9 million increase in content and connectivity revenues driven by SaaS and hosted revenues, a $1.0 million increase in support revenues due to support price increases partially offset by legacy platform attrition as well as a $1.1 million decrease in deferred revenue purchase accounting adjustments.

•
Retail Distribution revenues - Retail Distribution revenues were $221.1 million for the year ended September 30, 2013 compared to $202.1 million for the year ended September 30, 2012. Retail Distribution revenues increased by $19.0 million, or 9%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Revenue from Solarsoft products contributed $15.1 million (net of $1.9 million of deferred revenue purchase accounting adjustments), and the remaining $3.9 million was primarily a result of $1.1 million increase in systems revenues and a $2.7 million increase in services revenues. Retail Distribution systems revenues increased by $9.6 million primarily due to the inclusion of $8.4 million (net of $0.8 million of deferred revenue purchase accounting adjustments) of systems revenue related to Solarsoft products and a $1.4 million increase in hardware and other revenues primarily due to higher mix of customer add-on orders as well as a $0.2 million increase in professional services revenues, partially offset by a $0.5 million decrease in license revenues as a result of lower license revenue sales to new customers. Retail Distribution services revenues increased by $9.4 million primarily due to the inclusion of $6.7 million (net of $1.1 million of deferred revenue purchase accounting adjustments) of revenue from Solarsoft products, $1.8 million as a result of our acquisition of Internet AutoParts, Inc. ("Internet AutoParts") as well as a $1.7 million increase in content and connectivity revenues, partially offset by a $0.8 million decrease in customer support revenues as a result of legacy platform attrition.

Total operating and other expenses

The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance $	Variance %
Cost of systems revenues	$231,337	$211,814	$19,523	9%
Cost of services revenues	163,159	144,590	18,569	13%
Total cost of revenues	394,496	356,404	38,092	11%
Sales and marketing	165,240	147,446	17,794	12%
Product development	102,573	83,304	19,269	23%
General and administrative	76,580	75,702	878	1%
Depreciation and amortization	160,865	138,985	21,880	16%
Acquisition-related costs	8,561	8,845	(284)	(3)%
Restructuring costs	4,890	4,776	114	2%
Total other operating expenses	518,709	459,058	59,651	13%
Interest expense	(92,669)	(90,483)	(2,186)	2%
Other expense, net	(992)	(133)	(859)	646%
Income tax benefit	(4,762)	(11,535)	6,773	(59)%

•
Cost of systems revenues - Cost of systems revenues was $231.3 million for the year ended September 30, 2013 as compared to $211.8 million for the year ended September 30, 2012. Cost of systems revenues increased by $19.5 million, or 9%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily attributable to the inclusion of $19.6 million of Solarsoft cost of systems revenues during the year ended September 30, 2013 as well as a $1.7 million increase in hardware and other costs due to higher hardware and other revenues as well as a $1.0 million increase in professional services costs, partially offset by a $2.8 million decrease in license costs as a result of lower third party software costs due to lower license revenue.

•
Cost of services revenues - Cost of services revenues was $163.2 million for the year ended September 30, 2013 compared to $144.6 million for the year ended September 30, 2012. Cost of services revenues increased by $18.6 million, or 13%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily attributable to the inclusion of $16.3 million of Solarsoft cost of services revenues during the year ended September 30, 2013, as well as a $1.8 million increase in salary expenses as a result of increased headcount and merit adjustments and $1.9 million as a result of increased medical benefit costs, partially offset by a $1.3 million decrease in outside services costs.

Total other operating expenses were $518.7 million for the year ended September 30, 2013 as compared to $459.1 million for the year ended September 30, 2012. Total other operating expenses increased by $59.7 million, or 13%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily attributable to the inclusion of an aggregate of $44.8 million of Solarsoft total other operating expenses as well as a $14.8 million increase as described in more detail below.

•
Sales and marketing - Sales and marketing expenses were $165.2 million for the year ended September 30, 2013 as compared to $147.4 million for the year ended September 30, 2012. Sales and marketing expenses increased by $17.8 million, or 12%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily the result of the inclusion of $12.0 million of Solarsoft expenses as well as a $3.7 million increase in employee related costs due to higher headcount, a $1.6 million increase in sales conference costs, a $0.8 million increase in referral fees, $0.7 million of allocated expenses due to higher headcount and $0.4 million of marketing expenses partially offset by a $1.8 million decrease in commission expenses.

•
Product development - Product development expenses were $102.6 million for the year ended September 30, 2013, as compared to $83.3 million for the year ended September 30, 2012. Product development expenses increased by $19.3 million, or 23%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily the result of the inclusion of $9.9 million of Solarsoft expenses for the year ended September 30, 2013, as well as a $5.5 million increase in employee related costs, and a $4.2 million increase in allocated costs due to higher headcount, partially offset by a $0.7 million increase in capitalized software costs.

•
General and administrative - General and administrative expenses were $76.6 million for the year ended September 30, 2013 as compared to $75.7 million for the year ended September 30, 2012. General and administrative expenses increased by $0.9 million, or 1%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily the result of a $7.8 million charge for the estimated settlement of our shareholder litigation, an $0.8 million increase in benefits costs, as well as the inclusion of $4.1 million of Solarsoft expenses, partially offset by a $5.9 million reduction in bad debt expense, a $2.6 million reduction in share based compensation expense, a $2.5 million reduction in legal costs, and a $1.0 million decrease in other employee related costs.

•
Depreciation and amortization - Depreciation and amortization expense was $160.9 million for the year ended September 30, 2013 compared to $139.0 million for the year ended September 30, 2012, an increase of $21.9 million. The increase was primarily the result of $14.4 million additional depreciation and amortization due to the Solarsoft acquisition as well as $3.6 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $3.5 million of increased amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $8.6 million for the year ended September 30, 2013 compared to $8.8 million for the year ended September 30, 2012. Acquisition-related costs for the year ended September 30, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as legal, tax and accounting fees relating to the acquisition of Solarsoft. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs primarily consisting of costs related to the integration related activities due to the Acquisitions such as consolidating the Company's information systems as well as due diligence fees and legal fees related to the acquisition of SolarSoft, which was consummated in the first quarter of our fiscal 2013.

•
Restructuring costs - During the year ended September 30, 2013, we incurred $4.9 million of management-approved restructuring costs, primarily as a result of the acquisition of Solarsoft, to eliminate certain employee positions and to consolidate certain excess facilities. During the year ended September 30, 2012, we incurred $4.8 million of management approved restructuring costs, primarily as a result of the Acquisitions, to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams.

Interest expense

Interest expense for the year ended September 30, 2013 was $92.7 million compared to $90.5 million for the year ended September 30, 2012. The year over year increase in our debt level related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition, during the year ended September 30, 2013 resulting in increased interest expense of approximately $1.7 million. Additionally, we reclassified $1.9 million of other comprehensive loss on our interest rate swap into interest expense. These increases were partially offset by a 0.5% interest rate reduction as a result of refinancing the term loan in March 2013. See Note 6 - Debt, in our audited consolidated financial statements.
Other expense, net

Other expense for the year ended September 30, 2013 was $1.0 million compared to $0.1 million for the year ended September 30, 2012. Other expense for the year ended September 30, 2013 included $1.3 million of foreign exchange losses, partially offset by $0.3 million of interest income. Other expense, net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts and $0.7 million of interest income.

Income tax benefit
We recognized an income tax benefit of $4.8 million, or 10.6% of pre-tax loss, for the year ended September 30, 2013 compared to an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012. Our income tax rate for the year ended September 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses, earnings that are currently taxed in the U.S. under the Controlled Foreign Corporation regime set forth in the IRC Sec 951 through 960 ("Income Inclusion"), return to provision adjustments and lower tax rates in foreign jurisdictions.
For the year ended September 30, 2012, our income tax rate differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed during the year and the impact of changes in foreign exchange rates on deferred income taxes, offset by non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions.
We have permanently reinvested certain earnings at our foreign subsidiaries and, as such, we do not plan to repatriate these earnings to the U.S. See Liquidity and Capital Resources for a discussion of management's plans to permanently reinvest certain foreign earnings, and the impact of those plans on our liquidity position and on our tax provision.
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs.
See Note 13 - Segment Reporting to our audited financial statements included in Part II - Item 8 of this filing for a description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation contribution margin to loss before income taxes.
Contribution margin for the years ended September 30, 2013 and 2012 is as follows:

	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2013	September 30, 2012	Variance $	Variance %
ERP	$194,096	$154,127	$39,969	26%
Retail Solutions	43,217	47,042	(3,825)	(8)%
Retail Distribution	70,082	65,787	4,295	7%
Total segment contribution margin	$307,395	$266,956	$40,439	15%

•
ERP contribution margin - ERP contribution margin for the year ended September 30, 2013 was $194.1 million as compared to $154.1 million for the year ended September 30, 2012. The contribution margin for ERP increased by $40.0 million, or 26%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Solarsoft contributed $16.1 million of contribution margin for the year ended September 30, 2013. Additionally, contribution margin increased due to a $24.8 million increase in support margins (as a result of a $12.5 million decrease in deferred revenue purchase accounting adjustments and a $12.3 million increase in support margins driven by support and SaaS revenue growth and support price increases, partially offset by legacy platform attrition), as well as a $3.9 million reduction in legal fees, a $4.9 million reduction in bad debt expense and a $1.4 million reduction in commissions, partially offset by a $5.9 million increase in sales and marketing and product development employee related expenses as a result of increased headcount, a $2.7 million increase in allocated expenses as a result of increased sales and marketing and product development headcount, a $0.9 million increase in sales conference costs, a $0.9 million increase in channel partner referral fees, a $0.5 million increase in marketing related expenses and a $0.2 million decrease in systems revenue margins due to a decrease in license revenues.

•
Retail Solutions contribution margin - Retail Solutions contribution margin for the year ended September 30, 2013 was $43.2 million as compared to $47.0 million for the year ended September 30, 2012. Contribution margin for Retail Solutions decreased by $3.8 million, or 8%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The decrease was primarily as a result of a $4.9 million reduction in systems margins as a result of a lower license revenues and a higher mix of hardware revenues in the current year, a $2.6 million increase in sales and marketing and product development employee related costs as a result of increased headcount as well as a $0.8 million increase in of allocated expenses, partially offset by a $1.3 million reduction in sales commissions as a result of lower systems revenues, a $0.9 million reduction in bad debt expense as well as a $2.5 million increase in support margins (driven by a $1.1 million decrease in deferred revenue purchase accounting adjustments and support revenue growth, partially offset by legacy platform attrition).

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2013 was $70.1 million as compared to $65.8 million for the year ended September 30, 2012. Contribution margin for Retail Distribution increased by $4.3 million, or 7%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Solarsoft contributed $2.2 million of contribution margin for the year ended September 30, 2013. Additionally contribution margin increased as a result of a $1.1 million increase in systems revenue margins driven by higher systems revenues and favorable inventory adjustments, a $3.8 million increase in support margins primarily due to the full year impact of the Internet AutoParts acquisition and increased revenues from other content and connectivity offerings as well as support price increases, and a $0.7 million increase in capitalized software and database costs. These increases were partially offset by a $0.9 million increase in commission expense, a $1.1 million increase in sales and marketing and product development employee related expenses as a result of increased headcount, a $0.9 million increase in allocated expenses as a result of increased sales and marketing and product development headcount and a $0.8 million increase in sales conference costs.

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

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$100,395	$46,796	$53,599	115%
Professional services	128,712	48,457	80,255	166%
Hardware and other	15,993	6,098	9,895	162%
Total systems	245,100	101,351	143,749	142%
Services	270,100	77,567	192,533	248%
Total ERP revenues	515,200	178,918	336,282	188%
Retail Solutions revenues:
Systems:
License	20,698	6,310	14,388	228%
Professional services	36,334	13,836	22,498	163%
Hardware and other	19,708	8,785	10,923	124%
Total systems	76,740	28,931	47,809	165%
Services	61,374	23,437	37,937	162%
Total Retail Solutions revenues	138,114	52,368	85,746	164%
Retail Distribution revenues:
Systems:
License	18,078	5,930	12,148	205%
Professional services	12,821	4,016	8,805	219%
Hardware and other	22,748	9,938	12,810	129%
Total systems	53,647	19,884	33,763	170%
Services	148,496	53,585	94,911	177%
Total Retail Distribution revenues	202,143	73,469	128,674	175%

Total revenues:
Systems:
License	139,171	59,036	80,135	136%
Professional services	177,867	66,309	111,558	168%
Hardware and other	58,449	24,821	33,628	135%
Total systems	375,487	150,166	225,321	150%
Services	479,970	154,589	325,381	210%
Total revenues	$855,457	$304,755	$550,702	181%

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

	Year Ended	Inception to
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance $	Variance %
Systems revenues:
ERP	$245,521	$102,651	$142,870	139%
Retail Solutions	77,384	28,931	48,453	167%
Retail Distribution	54,151	21,091	33,060	157%
Deferred revenue purchase accounting adjustment	(1,569)	(2,507)	938	(37)%
Total systems revenues	375,487	150,166	225,321	150%
Services revenues:
ERP	282,843	103,035	179,808	175%
Retail Solutions	62,497	23,437	39,060	167%
Retail Distribution	148,850	54,883	93,967	171%
Deferred revenue purchase accounting adjustment	(14,220)	(26,766)	12,546	(47)%
Total services revenues	479,970	154,589	325,381	210%
Total revenues:
ERP	528,364	205,686	322,678	157%
Retail Solutions	139,881	52,368	87,513	167%
Retail Distribution	203,001	75,974	127,027	167%
Deferred revenue purchase accounting adjustment	(15,789)	(29,273)	13,484	(46)%
Total revenues	$855,457	$304,755	$550,702	181%

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•
ERP revenues - ERP revenues were $515.2 million for the year ended September 30, 2012 as compared to $178.9 million for the period from Inception to September 30, 2011. ERP revenues increased by $336.3 million, or 188%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as a $13.5 million decrease in deferred revenue purchase accounting adjustments, partially offset by seasonally higher fiscal fourth quarter systems revenues for the period from Inception to September 30, 2011.

◦
ERP systems revenues for the year ended September 30, 2012 were $245.1 million compared to $101.4 million for the period from Inception to September 30, 2011. ERP systems revenues increased by $143.7 million, or 142%, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $0.9 million decrease in deferred revenue purchase accounting adjustments, partially offset by higher fiscal fourth quarter license revenues and higher hardware and other revenues for the period from Inception to September 30, 2011.

◦
ERP services revenues were $270.1 million for the year ended September 30, 2012 compared to $77.6 million for the period from Inception to September 30, 2011. ERP services revenues increased by $192.5 million, or 248%, primarily as a result of the comparison of a twelve month period with a four and one half month period, as well as a $12.5 million decrease in deferred revenue purchase accounting adjustments and support prices increases, partially offset by legacy platform attrition.

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

•
Retail Distribution revenues - Retail Distribution revenues were $202.1 million for the year ended September 30, 2012 compared to $73.5 million for the period from Inception to September 30, 2011. Retail Distribution revenues increased by $128.6 million, or 175%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $1.9 million increase as a result of our acquisition of Internet AutoParts. Retail Distribution systems revenues increased by $33.7 million, or 170%, primarily as a result of the comparison of a twelve month period with a four and one half month period. Retail Distribution services revenues increased by $94.9 million, or 177%, primarily as a result of the comparison of a twelve month period with a four and one half month period as well as a $1.9 million increase as a result of our acquisition of Internet AutoParts and support price increase partially offset by legacy platform attrition.

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

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012 compared to $42.6 million for the period from Inception to September 30, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs primarily consisting of due diligence fees and legal fees related to the acquisition of SolarSoft, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the period from Inception to September 30, 2011 included sponsor arrangement fees, legal fees, investment banker fees, bond breakage fees, due diligence fees, costs to integrate acquired companies, and costs related to the Acquisitions completed in May 2011.

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
Other expense, net

Other expense for the year ended September 30, 2012 was $0.1 million compared to $0.3 million for the period from Inception to September 30, 2011. Other expense, for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts and $0.7 million of interest income. The period from Inception to September 30, 2011 included $0.5 million of foreign exchange losses, partially offset by $0.2 million of interest income.

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
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a non-GAAP financial measure. See Note 13 - Segment Reporting to our audited financial statements included in Part II - Item 8 of this filing for a description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation contribution margin to loss before income taxes.
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

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2012 was $65.8 million as compared to $24.2 million for the period from Inception to September 30, 2011. The contribution margin for Retail Distribution increased by $41.6 million, or 172%, for the year ended September 30, 2012 compared to the period from Inception to September 30, 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period, as well as higher support revenues driven by the Internet AutoParts acquisition and support price increases.

Year Ended September 30, 2012 Compared to the period from October 1, 2010 to May 15, 2011 (Predecessor)

Total revenues
Our total revenues were $855.5 million for the year ended September 30, 2012 as compared to $227.3 million for the period from October 1, 2010 to May 15, 2011. Total revenues increased by $628.1 million, or 276%, for the year ended September 30, 2012 as compared to the period October 1, 2010 to May 15, 2011. The increase in total revenues was primarily attributable to an incremental $479.4 million of revenues from Legacy Epicor, as well as a $148.7 million increase in Predecessor revenues attributable to the comparison of a twelve month period with a seven and one half month period.

The following table sets forth, for the periods indicated, our segment revenues by systems and services and the variance thereof:

		Predecessor
	Year Ended	October 1, 2010 to
(in thousands, except percentages)	September 30, 2012	May 15, 2011	Variance $	Variance %
ERP revenues:
Systems:
License	$100,395	$17,037	$83,358	489%
Professional services	128,712	13,765	114,947	835%
Hardware and other	15,993	6,342	9,651	152%
Total systems	245,100	37,144	207,956	560%
Services	270,100	63,571	206,529	325%
Total ERP revenues	515,200	100,715	414,485	412%
Retail Solutions revenues:
Systems:
License	20,698	—	20,698	—
Professional services	36,334	—	36,334	—
Hardware and other	19,708	—	19,708	—
Total systems	76,740	—	76,740	—
Services	61,374	—	61,374	—
Total Retail Solutions revenues	138,114	—	138,114	—
Retail Distribution revenues:
Systems:
License	18,078	11,155	6,923	62%
Professional services	12,821	9,106	3,715	41%
Hardware and other	22,748	16,344	6,404	39%
Total systems	53,647	36,605	17,042	47%
Services	148,496	90,010	58,486	65%
Total Retail Distribution revenues	202,143	126,615	75,528	60%

Total revenues:
Systems:
License	139,171	28,192	110,979	394%
Professional services	177,867	22,871	154,996	678%
Hardware and other	58,449	22,686	35,763	158%
Total systems	375,487	73,749	301,738	409%
Services	479,970	153,581	326,389	213%
Total revenues	$855,457	$227,330	$628,127	276%

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

•
Retail Distribution revenues - Retail Distribution revenues were $202.1 million for the year ended September 30, 2012 compared to $126.6 million for the period from October 1, 2010 to May 15, 2011. Retail Distribution revenues increased by $75.5 million or 60%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011, primarily as a result of the comparison of a twelve month period with a seven and one half month period. Retail Distribution systems revenues increased by $17.0 million (net of a $0.5 million deferred revenue purchase accounting adjustment), or 47%, primarily as a result of the comparison of a twelve month period with a seven and one half month period, partially offset by a lower run rate of hardware and other revenues due to a higher level of hardware upgrades in the period from October 1, 2010 to May 15, 2011. Retail Distribution services revenues increased by $58.5 million (net of a $0.4 million deferred revenue purchase accounting adjustment), or 65%, primarily as a result of the comparison of a twelve month period with a seven and one half month period, as well as a $1.9 million increase due to the Internet AutoParts acquisition and support price increases, partially offset by legacy platform attrition.

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

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012, compared to $16.8 million for the period from October 1, 2010 to May 15, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and $3.9 million of acquisition costs primarily consisting of due diligence fees and legal fees related to the acquisition of SolarSoft, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the period from October 1, 2010 to May 15, 2011 included the Predecessor's acquisition costs incurred prior to the Acquisitions.

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
Other income (expense), net

Other income (expense), net for the year ended September 30, 2012 was $0.1 million of expense compared to $0.2 million of income for the period from October 1, 2010 to May 15, 2011. Other income (expense), net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts and $0.7 million of interest income. The period from October 1, 2010 to May 15, 2011 included $1.4 million of earnings from our previous minority interest in Internet AutoParts as well as $0.3 million of foreign exchange gains, partially offset by a loss on disposal of fixed assets of $1.5 million.
Income tax benefit
We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012 compared to an income tax benefit of $4.5 million, or 34.9% of pre-tax loss, in the period from October 1, 2010 to May 15, 2011.  Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed during the year and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. The Predecessor’s effective tax rate for the period from October 1, 2010 to May 15, 2011 differed from the statutory rate primarily due to non-deductible transaction costs and the tax cost of foreign earnings subject to U.S. taxation under the Controlled Foreign Corporation Regime set forth in the Internal Revenue Code sections 951 through 960.
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. See Note 13 - Segment Reporting to our audited financial statements included in Part II - Item 8 of this filing for a description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation contribution margin to loss before income taxes.
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

•
Retail Distribution contribution margin - Retail Distribution contribution margin for the year ended September 30, 2012 was $65.8 million as compared to $41.0 million for the period from October 1, 2010 to May 15, 2011. The contribution margin for Retail Distribution increased by $24.8 million, or 61%, for the year ended September 30, 2012 compared to the period from October 1, 2010 to May 15, 2011. The increase was primarily attributable to the comparison of a twelve month period with a seven and one half month period as well as a $1.9 million increase services revenues as a result of the Internet AutoParts acquisition, a higher run rate for support revenues due to support prices increase which was partially offset by a lower systems gross margins as a result of lower hardware gross margins due to lower hardware revenue on a run rate basis as a result of a large number of hardware upgrades that occurred during the period of October 1, 2010 to May 15, 2011.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA

The following unaudited pro forma condensed combined statement of operations has been developed by applying pro forma adjustments to our and the Predecessor’s audited consolidated statement of comprehensive loss, included elsewhere in this filing, and to Legacy Epicor’s unaudited condensed consolidated statement of operations from October 1, 2010 to May 15, 2011, not included elsewhere. The unaudited pro forma condensed combined financial statements for the fiscal year ended September 30, 2011 give effect to the Acquisitions as if they had occurred on October 1, 2010. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with the unaudited pro forma condensed combined statements of operations.

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

			Inception to
	October 1, 2010 to May 15, 2011		September 30, 2011
(in thousands)	Predecessor (a)	Legacy Epicor (b)	Successor	Pro Forma Adj.		Pro Forma
Total revenues	$227,330	$285,064	$304,755	$(40,094)	(h)	$777,055
Operating expenses:
Cost of revenues	87,788	133,571	133,512	(348)	(e)	354,523
Sales and marketing	36,200	62,855	53,657	(1,923)	(e)	150,789
Product development	19,659	36,182	31,417	(13)	(e)	87,245
General and administrative	21,519	34,131	27,611	(1,953)	(e)	82,536
				1,228	(f)
Depreciation and amortization	25,322	20,275	50,716	36,043	(c)	132,356
Acquisition-related costs	16,846	45,712	42,581	(103,851)	(e)	1,288
Restructuring costs	27	2,889	11,049	—		13,965
Total operating expenses	207,361	335,615	350,543	(70,817)		822,702
Operating income (loss)	19,969	(50,551)	(45,788)	30,723		(45,647)
Interest expense	(33,069)	(15,112)	(36,643)	(8,038)	(d)	(92,862)
Other income (expense), net	223	445	(257)	—		411
Loss before income taxes	(12,877)	(65,218)	(82,688)	22,685		(138,098)
Income tax benefit	(4,488)	(10,048)	(26,720)	8,477	(g)	(32,779)
Net loss	$(8,389)	$(55,170)	$(55,968)	$14,208		$(105,319)

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

(in thousands)
New depreciation expense for property and equipment	$6,390
New amortization expense for intangible assets	75,250
Elimination of Activant's pre-acquisition depreciation and amortization expense, excluding database and software amortization expense	(25,322)
Elimination of Legacy Epicor's pre-acquisition depreciation and amortization expense	(20,275)
Net adjustments	$36,043

(d) Represents the net adjustment to interest expense related to the Senior Notes and the 2011 Credit Agreement, calculated as follows:

(in thousands)
Interest expense on Senior Notes (i)	$(25,066)
Interest expense on term loan included in 2011 Credit Agreement (ii)	(27,173)
Interest expense on revolver	(495)
Amortization of debt issuance costs related to the notes (iii)	(1,065)
Amortization of debt issuance costs related to the 2011 Credit Agreement (iii)	(2,169)
Amortization of debt issuance costs related to the revolver	(234)
Amortization of the original issue discount related to the 2011 Credit Agreement	(824)
Non-refinanced interest expense	(625)
Legacy Epicor interest on convertible debt	527
Activant interest on subordinated notes	905
Pro forma interest expense	(56,219)
Elimination of Activant's pre-acquisition interest expense	33,069
Elimination of Legacy Epicor's pre-acquisition interest expense	15,112
Net adjustments	$(8,038)

(i) Represents the interest expense for twelve months related to the Senior Notes in an aggregate principal amount of $465.0 million, bearing an interest rate of 8 5/8% per annum.
(ii) Represents the interest expense for twelve months related to the term loan included in the 2011 Credit Agreement in an aggregate principal amount of $870.0 million, bearing a variable interest rate of LIBOR rate plus 375 basis points per annum (5%). The adjustment assumes a LIBOR floor of 1.25%. Once the LIBOR floor is exceeded, each 1/8% fluctuation in the term loan interest rate and a 1% fluctuation in the original issue discount would change pro forma interest expense by approximately $1.1 million per annum.
(iii) Represents the straight-line amortization (which approximates the effective interest method) of debt issuance costs related to the Senior Notes over an 8 year period, the term loan over a 7 year period and revolving credit facility over a 5 year period.
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

		Pro-Forma
	Year Ended	Year Ended
(in thousands, except percentages)	September 30, 2012	September 30, 2011	Variance ($)	Variance (%)
Total revenues	$855,457	$777,055	$78,402	10%
Operating expenses:
Cost of revenues	356,404	354,523	1,881	1%
Sales and marketing	147,446	150,789	(3,343)	(2)%
Product development	83,304	87,245	(3,941)	(5)%
General and administrative	75,702	82,536	(6,834)	(8)%
Depreciation and amortization	138,985	132,356	6,629	5%
Acquisition-related costs	8,845	1,288	7,557	587%
Restructuring costs	4,776	13,965	(9,189)	(66)%
Total operating expenses	815,462	822,702	(7,240)	(1)%
Operating income (loss)	39,995	(45,647)	85,642	(188)%
Interest expense	(90,483)	(92,862)	2,379	(3)%
Other income (expense), net	(133)	411	(544)	(132)%
Loss before income taxes	(50,621)	(138,098)	87,477	(63)%
Income tax benefit	(11,535)	(32,779)	21,244	(65)%
Net loss	$(39,086)	$(105,319)	$66,233	(63)%

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

•
Depreciation and amortization - Depreciation and amortization expense was $139.0 million for the year ended September 30, 2012 as compared to $132.4 million for the year ended September 30, 2011. Depreciation and amortization expense increased by $6.6 million, or 5%, for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase was primarily attributable to increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and amortization of intangible assets from the Internet AutoParts and Cogita acquisitions.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2012 as compared to $1.3 million for the year ended September 30, 2011. Acquisition-related costs for the year ended September 30, 2012 consisted primarily of $4.9 million of integration activities due to the Acquisitions and

$3.9 million of acquisition costs, primarily due diligence fees and legal fees related to the acquisition of SolarSoft, which was consummated in the first quarter of our fiscal 2013. Acquisition-related costs for the year ended September 30, 2011 consisted primarily of the Predecessor's acquisition costs incurred prior to the Acquisitions.

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
Other income (expense), net

Other income (expense) for the year ended September 30, 2012 was $0.1 million of expense compared to $0.4 million of income for the year ended September 30, 2011. Other income (expense) net for the year ended September 30, 2012 included $0.8 million of foreign exchange losses, a $0.7 million sales tax assessment and a loss on disposal of fixed assets of $0.5 million partially offset by $0.9 million of earnings from our previous minority interest in Internet AutoParts and $0.7 million of interest income. Other income (expense), net for the year ended September 30, 2011 included $1.4 million of earnings from our previous minority interest in Internet AutoParts Inc. and $0.3 million of interest income, partially offset by a loss on disposal of fixed assets of $1.5 million.

Income tax expense (benefit)

We recognized an income tax benefit of $11.5 million, or 22.8% of pre-tax loss, for the year ended September 30, 2012 as compared to an income tax benefit of $32.8 million, or 23.7% of pre-tax loss, in the year ended September 30, 2011. Our income tax rate for the year ended September 30, 2012 differed from the federal statutory rate primarily due to tax benefits related to income tax returns filed in the quarter and the impact of changes in the foreign exchange on deferred income taxes, offset by non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Our income tax rate for the year ended September 30, 2011 differed from the federal statutory rate due primarily to the repatriation of earnings of a foreign subsidiary and increases to unrecognized tax benefits, partially offset by the release of a valuation allowance recorded against certain state deferred tax assets as a result of a merger of the Predecessor and a domestic subsidiary.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Senior Secured Credit Agreement and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $88.0 million of borrowing capacity available on the revolving credit facility contained in our 2011 Senior Secured Credit Agreement will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 Senior Secured Credit Agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of completing the Acquisitions, we have significant leverage. As of September 30, 2013, our total indebtedness was $1,318.6 million ($1,312.4 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $88.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the year ended September 30, 2013 was $92.7 million. In addition to servicing our debt, we intend to voluntarily make dividend payments to our indirect parent company, EGL Midco Inc. ("EGL Midco"), to fund interest payments on EGL Midco's $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (4):	Total	2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt obligations (1)	$1,318,565	$22,100	$8,600	$8,600	$8,600	$805,650	$465,015
Operating lease obligations (2)	65,640	17,305	13,513	9,912	8,731	8,666	7,513
Interest obligations (3)	424,461	82,925	81,723	78,580	77,622	63,505	40,106
Pension benefit payments	3,065	211	331	237	257	292	1,737
Purchase obligations	29	29	—	—	—	—	—
Total	$1,811,760	$122,570	$104,167	$97,329	$95,210	$878,113	$514,371

(1) Includes current portion of long-term debt. See Note 6 - Debt in our audited consolidated financial statements for additional information regarding our long-term debt obligations.
(2) See Note 15 - Commitments and Contingencies in our audited consolidated financial statements for additional information regarding our operating lease obligations.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.25% LIBOR floor contained in our senior secured term loan.
(4) The table above excludes obligations for uncertain tax positions with a carrying value of $13.6 million as of September 30, 2013 because the Company is unable to reliably estimate the timing of payment of these obligations.
(5) Additionally, the table above excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our parent company, EGL Midco. We expect to make dividend payments of approximately $36 million per year through 2017 to fund interest payments on the Midco Notes.

We have current contractual obligations and commercial commitments of approximately $100 million per year from fiscal 2014 through fiscal 2017. Additionally, we expect capital expenditures from fiscal 2014 through fiscal 2017 to range from three to four percent of revenues.

In October 2012, we acquired SolarSoft Business Systems for $155 million of cash. We financed the acquisition by utilizing $86 million of our cash and cash equivalents and by drawing $69 million on our revolving credit facility. As of September 30, 2013, we have repaid the balance of the revolving credit facility and we have no balance outstanding on the facility as of September 30, 2013.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement consists of a term loan with an outstanding principal balance of $853.6 million (before $6.2 million unamortized original issue discount) as of September 30, 2013 and a revolving credit facility with a borrowing capacity of $88.0 million. As of September 30, 2013, we had no borrowings outstanding on the revolving credit facility. The interest rate on the term loan is calculated based on an interest rate index plus a margin. The interest rate index is based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.25% or a Base Rate as defined in the 2011 Senior Secured Credit Agreement. As of September 30, 2013, the interest rate applicable to the term loans was 4.5%. The term loan requires that we repay $8.6 million per year with the balance to be repaid at maturity in May 2018. The revolving credit facility matures in May 2016. The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013 and September 2013 ("2011 Credit Agreement"). See Note 6 - Debt in our audited consolidated financial statements for more information on the 2011 Credit Agreement including Amendment No. 1 and Amendment No. 2. The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 1 reduced the interest rate margin on the term loans by 0.5% per annum, and increased the outstanding principal amount by $3.1 million. As a result of Amendment No. 1, our annual principal payments will decrease by $0.1 million per annum through March 31, 2018, and our payment at maturity will increase by approximately $3.6 million. Our annual interest payments will decrease by approximately $4.3 million per year assuming 3-month LIBOR rates remain below 1.25% per annum.

On September 20, 2013, we entered into Amendment No. 2 to the 2011 Credit Agreement to increase the borrowing capacity under our revolving credit facility from $75.0 million to $88.0 million. In October 2012, we borrowed $69.0 million against the revolving credit facility in connection with the acquisition of Solarsoft. We have since repaid all of the borrowings against the revolving credit facility, and as of September 30, 2013, we have no borrowings outstanding related to the revolving credit facility.

The 2011 Credit Agreement originated in May 2011 and provided for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility with a borrowing capacity of $75.0 million which was due and payable in full at maturity in May 2016.
The original interest rate under the 2011 Credit Agreement was equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility was 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain First Lien Senior Secured Leverage Ratios. As a result of Amendment No. 1 on March 7, 2013, the applicable margin for term loans is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar rate borrowings.
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

Calculation of Excess Cash Flow

The 2011 Credit Agreement requires us to make certain mandatory prepayments when we generate excess cash flow. Excess cash flow under the 2011 Credit Agreement is calculated as net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments less the sum of debt principal repayments, capital expenditures, and other adjustments. The calculated excess cash flow may be reduced based on our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement), all as defined in the 2011 Credit Agreement. Pursuant to the terms of the 2011 Credit Agreement, excess cash flow is measured on an annual basis. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27 million of excess cash flow during fiscal 2013. As a result, we expect to make a mandatory prepayment of $13.5 million in December 2013 in accordance with the 2011 Credit Agreement. We have included this mandatory prepayment within the current portion of long-term debt in our consolidated balance sheet as of September 30, 2013, because we expect to make the payment within the next twelve months.

Senior Notes

As of September 30, 2013, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 ("Senior Notes") in Note 6 - Debt in the audited consolidated financial statements included elsewhere in this filing.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

Interest on the Midco Notes will be payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. Subject to conditions in the indenture for the Midco Notes, EGL Midco will be required to pay interest on the Midco Notes in cash or through issuing additional notes or increasing the principal amount of the Midco Notes ("PIK Interest"). The interest rate on the Midco Notes is 9.0% per annum for interest paid in cash or 9.75% per annum for PIK Interest. PIK Interest will be paid by issuing additional notes having the same terms as the Midco Notes or by increasing the outstanding principal amount of the Midco Notes.

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco will be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash.
Interest on the Midco Notes will be required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees should be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that Epicor does not meet any of the applicable criteria related to the Midco Notes and accordingly we have not reflected the Midco Notes in our audited consolidated financial statements for the year ended September 30, 2013.

However, we intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2014 through fiscal 2018. Any dividend payments made to EGL Midco will be classified as cash outflows for financing activities in our statement of cash flows.

To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $644 million.

Our voluntary servicing of the Midco Notes could affect our liquidity by utilizing cash resources which might otherwise be used to service our debt or fund other investments in our business. Furthermore, we may borrow against our revolving credit facility to service the Midco Notes. If we carry an outstanding balance on our revolving credit facility, we are required to meet the First Lien Senior Secured Leverage Ratio covenant in our 2011 Credit Agreement. See "Covenant Compliance" below for further details on our First Lien Senior Secured Leverage Ratio covenant. We continue to believe, however, that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility, will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of September 30, 2013.

Cash Flows

Operating Activities

Cash provided by (used in) operating activities consists of our net loss adjusted for certain non-cash items (primarily amortization, depreciation, deferred income taxes, provision for doubtful accounts and share-based compensation) and the effect of changes in working capital and other activities. Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their maintenance agreements. We also generate significant cash from new license revenues as well as revenues from our professional services and sales of hardware. Our primary uses of cash from operating activities are for employee related expenditures, third party royalties and maintenance, the cost of hardware products, and payment of interest on our debt.

Cash provided by operating activities was $140.9 million, $133.6 million and $27.4 million for the year ended September 30, 2013, the year ended September 30, 2012, and the period from October 1, 2010 to May 15, 2011 (Predecessor), respectively. Cash used in operating activities was $3.9 million for the period from Inception to September 30, 2011.

Cash provided by operating activities increased by $7.4 million for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Our net loss plus non-cash items provided $114.1 million and $101.2 million for the years ended September 30, 2013 and 2012, respectively. This year over year increase was primarily driven by incremental revenues and associated margins from the Solarsoft acquisition as well as organic revenue growth, partially offset by approximately a $1.8 million increase in cash paid for interest expense due to interest paid on our revolving credit facility and settlements on our interest rate swap. Changes in operating assets and liabilities provided $26.8 million and $32.4 million for the years ended September 30, 2013 and 2012, respectively. The change in operating assets and liabilities in fiscal year 2013 was primarily due to an increase in deferred revenue which was primarily attributable to increased deferred maintenance revenues as well as revenue deferrals on year end sales transactions, increases in accrued liabilities due to our litigation settlement liability, as well as strong cash collection on accounts receivable. The change in operating assets and liabilities in fiscal year 2012 was primarily due an increase in deferred revenue partially offset by an increase in accounts receivable.

Cash provided by operating activities increased by $137.5 million for the year ended September 30, 2012 as compared to the period from Inception to September 30, 2011. Our net loss plus non-cash items provided $101.2 million for the year ended September 30, 2012 and used $29.1 million for the period from inception to September 30 2011. The increase was primarily attributable to the comparison of a twelve month period with a four and one half month period as well as due to the inclusion of $42.6 million of acquisition related costs for the period from Inception to September 30, 2011. Changes in operating assets and liabilities provided $32.4 million and $25.2 million for the year ended September 30, 2012 and the period from inception to September 30 2011, respectively. The change in operating assets and liabilities for the year ended September 30, 2012 was primarily due to increases in other long term liabilities and deferred revenue. The change in operating assets and liabilities for the period from Inception to September 30, 2011 was primarily due to a decrease in prepaid expenses and other assets and an increase in deferred revenue.

Cash provided by operating activities increased by $106.2 million for the year ended September 30, 2012 as compared to the period from October 1, 2010 to May 15, 2011 (Predecessor). Our net loss plus non-cash items provided $101.2 million for the year ended September 30, 2012 and the Predecessor's net loss plus non-cash items provided $35.9 million for the period from October 1, 2010 to May 15, 2011 (Predecessor). The increase was primarily attributable to the comparison of a twelve month period with a seven and one half month period, as well as increased operating cash flows generated from Legacy Epicor. Changes in operating assets and liabilities provided $32.4 million for the year ended September 30, 2012 and used $8.5 million the period from October 1, 2010 to May 15, 2011 (Predecessor). The change in operating assets and liabilities for the year ended September 30, 2012 was primarily due to increases in other long term liabilities and deferred revenue. The change in operating assets and liabilities for the period from October 1, 2010 to May 15, 2011 (Predecessor) was primarily due to an increase in prepaid expenses and other assets.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from sale of short-term investments.

Cash used in investing activities was $179.9 million for the year ended September 30, 2013, and included $152.8 million used for the purchase of SolarSoft, $17.2 million used for purchases of property and equipment, and $11.3 million used for capitalized computer software and database costs, partially offset by $1.4 million provided by sales of short-term investments.

Cash used in investing activities was $41.1 million for the year ended September 30, 2012, and included $25.8 million used for purchases of property and equipment, $11.1 million used for capitalized computer software and database costs, and $4.9 million used for the acquisitions of Internet AutoParts and Cogita, partially offset by $0.7 million proceeds from sale of short-term investments.

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

Financing Activities

Our primary sources of cash from financing activities include the proceeds of equity investments from Apax, our beneficial owner, the proceeds from issuance of debt, and the proceeds of loans from affiliates as a result of employee contributions to partnership equity. Our primary uses of cash for financing activities include payments on long-term debt and payments of financing fees. In future periods, to the extent we make dividend payments to EGL Midco to fund interest payments on the Midco Notes, the dividend payments will be classified as uses of cash for financing activities.

Cash used in financing activities was $7.2 million for the year ended September 30, 2013, and included $8.6 million of payments on long-term debt as well as $1.6 million used for payment of deferred financing fees, partially offset by $3.0 million of proceeds from the refinancing of our senior secured term loan. Additionally, during fiscal 2013, we borrowed and repaid $69.0 million on our revolving credit facility to partially fund the SolarSoft acquisition. As of September 30, 2013, the revolver was paid in full. The revolving credit facility is supported by one month notes which roll over for the term of the facility. Due to the short term of the notes, we present borrowings and repayments on the revolving credit facility on a net basis in our statement of cash flows.

Cash used in financing activities was $6.5 million for the year ended September 30, 2012, and included $8.7 million of payments on long-term debt, partially offset by $2.2 million of proceeds of loan from an affiliate.

Cash provided by financing activities was $1,665.9 million for the period from Inception to September 30, 2011, and included $647.0 million of equity investment from Apax, $888.0 million of proceeds from the 2011 Credit Agreement term loan and revolving credit facilities, $465.0 million of proceeds from Senior Notes, partially offset by $294.3 million of payments on long-term debt and $39.7 million of payments of deferred financing fees.

Cash used in financing activities was $4.7 million for the period from October 1, 2010 to May 15, 2011 (Predecessor) and included $2.6 million of payments of deferred financing fees and $2.6 million of payments on long-term debt, partially offset by $0.5 million of excess tax benefits for stock-based compensation.

Cash held in foreign jurisdictions

As of September 30, 2013, we held $64.2 million of cash outside of the U.S. Approximately 35% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 65% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At September 30, 2013, the applicable ratio is 4.00:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving credit facility.
At September 30, 2013, we had no outstanding borrowings under the revolving credit facility, and as such, we were not subject to the First Lien Senior Secured Leverage Ratio requirement.
We use consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as further adjusted, a non-GAAP financial measure, to determine our compliance with certain covenants contained in the 2011 Credit Agreement and the Senior Notes. For covenant calculation purposes, “Adjusted EBITDA” (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) is generally defined to consist of consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our 2011 Credit Agreement. The breach of covenants in our 2011 Credit Agreement that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and under our indenture governing the Senior Notes.

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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of September 30, 2013, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

				Predecessor
	Year Ended		Inception to	October 1, 2010 to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(40,373)	$(39,086)	$(55,968)	$(8,389)
Interest expense	92,669	90,483	36,643	33,069
Income tax benefit	(4,762)	(11,535)	(26,720)	(4,488)
Depreciation and amortization	160,865	138,985	50,716	25,322
EBITDA	208,399	178,847	4,671	45,514
Acquisition-related costs	8,561	8,845	42,581	16,846
Restructuring costs	4,890	4,776	11,049	27
Deferred revenue and other purchase accounting adjustments	6,341	16,070	29,826	—
Share-based compensation expense	4,773	8,308	—	5,713
Management fees paid to Apax	1,995	1,943	868	—
Other	11,875	4,819	1,044	2,243
Adjusted EBITDA	$246,834	$223,608	$90,039	$70,343
First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of September 30, 2013, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended September 30, 2013.
The First Lien Senior Secured Leverage Ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at September 30, 2013 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of September 30, 2013.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	4.00x	3.12x

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
As of May 16, 2011, at the time of the Acquisitions, the fair value of each of our reporting units was equal to its carrying amount. On July 1, 2013, approximately 2 years following the acquisitions, we performed our annual goodwill impairment testing, and the fair value of each of our reporting units exceeded the carrying amount of the reporting units by 20% or greater, which we consider to be substantial. As of September 30, 2013, we reviewed for impairment indicators which could affect the value of our reporting units and determined that no impairment indicators were present. We believe that the fair value of each of our reporting units substantially exceeds the carrying value of our reporting units because the excess fair value was generated over a relatively short period of time.
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

•
Industry and market considerations such as a deterioration in the environment in which the reporting unit operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for a reporting units products or services, or a regulatory or political development; and

•	Overall financial performance such as negative or declining cash flows or a decline in revenue or earnings compared with results of current and relevant prior periods.

Critical Accounting Policies

Our accompanying audited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”). GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our audited consolidated financial statements will be affected. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

Our primary sources of revenue are comprised of: licenses, which include the sale or license of software, professional services, which include revenue generated from installation and configuration of our software as well as training and education services; hardware, which consist primarily of computer server, POS and storage product offerings and installation; other, which consists primarily of the sale of business products to our customers; and services, which includes maintenance services, SaaS, hosting and other content and supply chain services.

Revenue Recognition of Software Products and Software Related Services

Our revenue recognition for software elements is based on ASC 985-605-Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence (VSOE) of the fair value of those elements, with the residual of the arrangement fee allocated to the software license components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the maintenance services is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

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

We determine our ESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, desired gross profit margins, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales, any customization included in the contract and contract prices. The determination of ESP is made through consultation with and approval by our management. As our go-to-market strategies evolve, we may modify pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and ESP.

Revenue Recognition for Content and Supply Chain Services (including SaaS and hosting)

We recognize revenue for our content and supply chain services ratably over the contract term primarily commencing with the date the services are made available to customers and all other revenue recognition criteria have been satisfied. Most of our content and supply chain services customer base is on monthly terms and accordingly we bill for these services monthly. Additionally, these services are not typically bundled with other service offerings.

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

Business Combinations

We account for acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained. We determine the fair value of assets acquired and liabilities assumed based upon our best estimates of the fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive loss.

Cost of Exit and Restructuring Activities

Costs to exit or restructure certain activities of the acquired companies or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420 - Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its estimated fair value in our consolidated statement of comprehensive loss in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made.

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

As of September 30, 2013, we held $42 million of cash in foreign jurisdictions that would be subject to additional U.S. tax if repatriated. As discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations, management considers our domestic cash needs in this decision. We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Share Based Payments
We account for share-based payments to employees, including grants of restricted units in Eagle Topco, L.P. (Eagle Topco), our indirect parent, in accordance with ASC 718, Compensation — Stock Compensation, which require that share based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive loss based on their fair values. In addition, we have applied the applicable provisions of the SEC’s guidance contained in ASC 718 in our accounting for share based compensation awards.
As required by ASC 718, we recognize share-based compensation expense for share-based payments awards that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Share-based payments expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate. In addition, for restricted units with performance conditions we recognize share-based compensation expense in the period when it becomes probable that the performance condition will be achieved and reverse cumulative stock compensation expense in the event that such performance conditions are no longer deemed probable of being achieved. We recognize expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

We are also required to determine the fair value of share-based payments awards at the grant date. For restricted units in Eagle Topco, which are subject to service conditions and/or performance conditions, we estimate the fair values of such units based on their intrinsic value. Some of our restricted units in Eagle Topco included a market condition for which we used a Monte Carlo pricing model to establish the grant date fair value. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be impacted.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our audited consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At September 30, 2013, under our 2011 Credit Agreement, we had $853.6 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.25% LIBOR floor. The revolving credit facility bears interest at floating rates.

As of September 30, 2013, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (also subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning March 31, 2013 through September 30, 2015. As of September 30, 2013, the notional amount of the interest rate swap was $434.6 million.

Prior to March 31, 2013, we also had an outstanding 18-month interest rate cap on an initial notional amount of $534.6 million, which capped the floating rate applicable to the term loans at 2% plus the applicable margin commencing with the initial 3-month period beginning September 30, 2011 through March 31, 2013. As of September 30, 2013, the interest rate cap had expired.

As of September 30, 2013, the 3-month LIBOR rate was 0.26%. Because the term loan and the swap both have a 1.25% LIBOR floor, changes in the 3-month LIBOR will only affect interest payments on the term loan and the swap if the 3-month LIBOR exceeds 1.25%. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.2 million annually, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap. At September 30, 2013, a hypothetical 0.25% increase in the 3-month LIBOR rate would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of September 30, 2013, a hypothetical 0.25% increase in the 3-month LIBOR rate would not affect our interest expense.

See Note 7 - Derivative Instruments and Hedging Activities in our audited consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso and Malaysian Ringgit. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the year ended September 30, 2013, we recorded a net foreign currency loss of approximately $1.3 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Epicor Software Corporation Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets as of September 30, 2013 (1) and September 30, 2012 (1)	75
Consolidated Statements of Comprehensive Loss for the year ended September 30, 2013 (1), the year ended September 30, 2012 (1), the period from Inception to September 30, 2011 (1) and the period from October 1, 2010 to May 15, 2011 (2)	76
Consolidated Statements of Stockholder's Equity for the year ended September 30, 2013 (1), the year ended September 30, 2012 (1), the period from Inception to September 30, 2011 (1) and for the period from October 1, 2010 to May 15, 2011 (2)	77
Consolidated Statements of Cash Flows for the year ended September 30, 2013 (1), the year ended September 30, 2012 (1), the period from Inception to September 30, 2011 (1), and for the period from October 1, 2010 to May 15, 2011 (2)	79
Notes to Audited Consolidated Financial Statements	81

(1)    Successor
(2)     Predecessor

Report of Independent Registered Public Accounting Firm
Board of Directors
Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation (the Company and Successor) as of September 30, 2013 and September 30, 2012 (Successor), and the related consolidated statements of comprehensive loss, stockholder's equity, and cash flows for each of the years ended September 30, 2013 and September 30, 2012, for the period from Inception to September 30, 2011 (Successor) and for the period from October 1, 2010 to May 15, 2011 (Predecessor) of Activant Solutions Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation at September 30, 2013 and 2012 (Successor), and the consolidated results of its operations and its cash flows for each of the years ended September 30, 2013 and September 30, 2012 (Successor), for the period from Inception to September 30, 2011 (Successor) and for the period from October 1, 2010 to May 15, 2011 (Predecessor) of Activant Solutions Inc. in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
December 11, 2013

EPICOR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2013	September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$82,902	$130,676
Accounts receivable, net of allowances of $13,725 and $12,037 at September 30, 2013 and September 30, 2012, respectively	136,640	128,516
Inventories, net	3,951	4,096
Deferred tax assets	21,497	15,732
Income tax receivable	10,941	9,995
Prepaid expenses and other current assets	37,026	31,609
Total current assets	292,957	320,624
Property and equipment, net	64,931	65,252
Intangible assets, net	730,510	792,997
Goodwill	1,301,913	1,195,366
Deferred financing costs	29,514	33,416
Other assets	10,117	22,429
Total assets	$2,429,942	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$29,625	$28,106
Payroll related accruals	39,704	36,946
Deferred revenue	157,247	128,916
Current portion of long-term debt	22,100	8,700
Accrued interest payable	16,711	16,711
Accrued expenses and other current liabilities	66,243	49,414
Total current liabilities	331,630	268,793
Long-term debt, net of unamortized discount of $6,182 and $7,562 at September 30, 2013 and September 30, 2012, respectively	1,290,283	1,307,878
Deferred income tax liabilities	246,919	255,022
Loan from affiliate	2,206	2,206
Other liabilities	47,095	43,421
Total liabilities	1,918,133	1,877,320
Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2013 and September 30, 2012	647,000	647,000
Additional paid-in capital	13,081	8,308
Accumulated deficit	(135,427)	(95,054)
Accumulated other comprehensive loss	(12,845)	(7,490)
Total stockholder’s equity	511,809	552,764
Total liabilities and stockholder’s equity	$2,429,942	$2,430,084
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				Predecessor
	Year Ended		Inception to	October 1, 2010 to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Revenues:
Systems:
License	$141,522	$139,171	$59,036	$28,192
Professional services	201,109	177,867	66,309	22,871
Hardware and other	65,556	58,449	24,821	22,686
Total systems	408,187	375,487	150,166	73,749
Services	553,544	479,970	154,589	153,581
Total revenues	961,731	855,457	304,755	227,330
Operating expenses:
Cost of systems revenues[1] (Note 1)	231,337	211,814	81,272	39,922
Cost of services revenues[1]	163,159	144,590	52,240	47,866
Sales and marketing	165,240	147,446	53,657	36,200
Product development	102,573	83,304	31,417	19,659
General and administrative	76,580	75,702	27,611	21,519
Depreciation and amortization	160,865	138,985	50,716	25,322
Acquisition-related costs	8,561	8,845	42,581	16,846
Restructuring costs	4,890	4,776	11,049	27
Total operating expenses	913,205	815,462	350,543	207,361
Operating income (loss)	48,526	39,995	(45,788)	19,969
Interest expense	(92,669)	(90,483)	(36,643)	(33,069)
Other income (expense), net	(992)	(133)	(257)	223
Loss before income taxes	(45,135)	(50,621)	(82,688)	(12,877)
Income tax benefit	(4,762)	(11,535)	(26,720)	(4,488)
Net loss	$(40,373)	$(39,086)	$(55,968)	$(8,389)
Comprehensive loss:
Net loss	$(40,373)	$(39,086)	$(55,968)	$(8,389)
Unrealized gain (loss) on cash flow hedges, net of taxes	(296)	(2,967)	(1,173)	3,314
Realized loss on cash flow hedge reclassified into net loss, net of tax	1,185	—	—	—
Early termination of cash flow hedges, net of taxes	—	—	—	2,112
Unrealized gain (loss) on pension plan liabilities, net of taxes	383	(1,000)	(235)	—
Foreign currency translation adjustment	(6,627)	(207)	(1,908)	1,819
Comprehensive loss	$(45,728)	$(43,260)	$(59,284)	$(1,144)
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

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder's
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, Inception	—	$—	$—	$—	$—	$—
Equity contribution	100	647,000	—	—	—	647,000
Foreign currency translation adjustments	—	—	—	—	(1,908)	(1,908)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(1,173)	(1,173)
Net unrealized loss on pension plan liabilities, net of taxes	—	—	—	—	(235)	(235)
Net loss	—	—	—	(55,968)	—	(55,968)
Balance, September 30, 2011	100	647,000	—	(55,968)	(3,316)	587,716
Share-based compensation expense	—	—	8,308	—	—	8,308
Foreign currency translation adjustments	—	—	—	—	(207)	(207)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(2,967)	(2,967)
Net unrealized loss on pension plan liabilities, net of taxes	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(39,086)	—	(39,086)
Balance, September 30, 2012	100	647,000	8,308	(95,054)	(7,490)	552,764
Share-based compensation expense	—	—	4,773	—	—	4,773
Foreign currency translation adjustments	—	—	—	—	(6,627)	(6,627)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(296)	(296)
Reclassification of realized loss on cash flow hedges into net loss, net of taxes	—	—	—	—	1,185	1,185
Net unrealized gain on pension plan liabilities, net of taxes	—	—	—	—	383	383
Net loss	—	—	—	(40,373)	—	(40,373)
Balance, September 30, 2013	100	$647,000	$13,081	$(135,427)	$(12,845)	$511,809

The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Year Ended		Inception to	October 1, 2010 to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Operating activities:
Net loss	$(40,373)	$(39,086)	$(55,968)	$(8,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	4,773	8,308	—	5,713
Depreciation and amortization	160,865	138,985	50,716	25,322
Amortization of deferred financing costs and original issue discount	6,825	5,252	2,575	9,265
Loss on disposal of assets	135	520	—	—
Provision for doubtful accounts	3,291	7,762	4,162	1,748
Deferred income taxes	(21,464)	(20,562)	(30,563)	2,191
Changes in assets and liabilities:
Trade accounts receivable	4,809	(15,870)	(1,020)	(2,132)
Inventories	421	344	433	2,279
Prepaid expenses and other assets	739	4,018	25,147	(16,487)
Accounts payable	(3,325)	2,205	4,309	(7,241)
Deferred revenue	16,549	17,660	8,363	9,577
Accrued expenses and other	7,702	24,061	(12,052)	5,514
Net cash provided by (used in) operating activities	140,947	133,597	(3,898)	27,360
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	—	—	(886,138)	—
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	—	—	(716,718)	—
Purchases of property and equipment	(17,188)	(25,828)	(7,429)	(3,879)
Capitalized computer software and database costs	(11,341)	(11,073)	(4,271)	(6,750)
Acquisitions of other businesses, net of cash acquired	(152,830)	(4,856)	—	—
Sale of short-term investments	1,440	653	—	—
Net cash used in investing activities	(179,919)	(41,104)	(1,614,556)	(10,629)
Financing activities:
Equity investment from Apax	—	—	647,000	—
Proceeds from senior secured credit and revolving facilities, net of discount	3,050	—	887,925	—
Proceeds from Senior Notes	—	—	465,000	—
Payment of deferred financing fees	(1,641)	—	(39,730)	(2,594)
Excess tax benefits for stock-based compensation	—	—	—	509
Proceeds of loan from affiliate	—	2,206	—	—
Payments on long-term debt	(8,625)	(8,700)	(294,271)	(2,566)
Net cash provided by (used in) financing activities	(7,216)	(6,494)	1,665,924	(4,651)
Effect of exchange rate changes on cash	(1,586)	(119)	(2,674)	—
Net change in cash and cash equivalents	(47,774)	85,880	44,796	12,080
Cash and cash equivalents, beginning of period	130,676	44,796	—	74,290

Cash and cash equivalents, end of period	82,902	130,676	44,796	86,370

Supplemental disclosures of cash flow information:
Cash payments for interest	85,414	83,582	18,457	26,423
Cash payments (refunds) for income taxes, (net)	13,714	7,103	(8,761)	13,256
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Activant was determined to be the Predecessor for financial reporting purposes due to its relative total asset size to Legacy Epicor. Further, at the time of the Acquisitions the majority of Named Executive Officers and other executive officers of the Company were employees of Activant.

Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law, whereupon each of Legacy Epicor, AGI and Activant ceased to exist and Eagle survived as the surviving corporation (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Since Activant and Legacy Epicor were both subsidiaries of Eagle, the Reorganization represented a change in legal entities under common control which had no impact on the audited consolidated financial statements of the Company. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

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

Basis of Presentation

The accompanying audited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as well as the Predecessor’s accounts and the accounts of its wholly-owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2013 and 2012, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the years ended September 30, 2013 and 2012 and for the period from Inception to September 30, 2011 represent the financial position, results of operations and cash flows of the Company and our wholly owned subsidiaries as of and for those periods. The accompanying consolidated statement of comprehensive loss and the consolidated statement of cash flows for the period from October 1, 2010 to May 15, 2011 represent the results of operations and cash flows of the Predecessor and its wholly-owned subsidiaries for that period. In the opinion of our management and in the opinion of the Predecessor’s management, as applicable, the accompanying audited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at September 30, 2013 and September 30, 2012, the results of our operations and our cash flows for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, as well as the Predecessor’s results of operations and cash flows for the period from October 1, 2010 to May 15, 2011.

Certain reclassifications have been made to our and the Predecessor's prior period presentation to conform to the current period presentation. We have combined other systems revenue with hardware revenue to present as hardware and other revenue. Additionally, our guarantor statements reflect legal entity reclassifications made through September 30, 2013.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2013 and 2012 relate to our fiscal years ended September 30, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending September 30.

Use of Estimates

Our and the Predecessor’s accompanying audited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”). GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our audited consolidated financial statements will be affected.

Business Combinations

We account for acquisitions using the acquisition method of accounting based on ASC 805—Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained. We determine the fair value of assets acquired and liabilities assumed based upon our best estimates of the fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive loss.

Cost of Exit and Restructuring Activities

Costs to exit or restructure certain activities of the acquired companies or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420 - Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its estimated fair value in our consolidated statement of comprehensive loss in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our consolidated results of operations and financial position in the period the revision is made.

Revenue Recognition

Our primary sources of revenue are comprised of: licenses, which include the sale or license of software; professional services, which include revenue generated from installation and configuration of our software as well as training and education services; hardware, which consist primarily of computer server and storage product offerings and installation; other, which consists primarily of the sale of business products to our customers; and services, which includes maintenance services, SaaS, hosting and other content and supply chain services.

Revenue Recognition of Software Products and Software Related Services

Our revenue recognition for software elements is based on ASC 985-605—Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence (VSOE) of the fair value of those elements, with the residual of the arrangement fee allocated to the software license components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the maintenance services is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

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

We determine our ESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, desired gross profit margins, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales, any customization included in the contract and contract prices. The determination of ESP is made through consultation with and approval by our management. As our go-to-market strategies evolve, we may modify pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and ESP.

Revenue Recognition for Content and Supply Chain Services (including SaaS and hosting)

Content and supply chain services consist primarily of proprietary catalogs, data warehouses, electronic data interchange, data management products, hosting, Software as a Service (“SaaS”) and managed services. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as, eCommerce connectivity offerings, hosting, networking and security monitoring management solutions.

Our content and supply chain services revenue comprised approximately 19%, 18%, and 19% of our services revenues during the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011. The Predecessor's content and supply chain services revenue comprised approximately 26% of its services revenues during the period from October 1, 2010 to May 15, 2011.

We recognize revenue for our content and supply chain services ratably over the contract term primarily commencing with the date the services are made available to customers and all other revenue recognition criteria have been satisfied. Most of our content and supply chain services customer base is on monthly terms and accordingly we bill for these services monthly. Additionally, these services are not typically bundled with other service offerings.

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

Activity in our allowance for doubtful accounts was as follows (in thousands):

Amount
Balance at Inception	$—
Additions charged to costs and expenses	4,162
Deductions and adjustments	1,880
Balance at September 30, 2011	6,042
Additions charged to costs and expenses	7,762
Deductions and adjustments	(1,767)
Balance at September 30, 2012	12,037
Additions charged to costs and expenses	3,291
Deductions and adjustments	(1,603)
Balance at September 30, 2013	$13,725

The balance at Inception was zero due to the fair value adjustment recorded as part of the Acquisition.

Activity in the Predecessor’s allowance for doubtful accounts was as follows (in thousands):

Amount
Balance at September 30, 2010	$3,958
Additions charged to costs and expenses	1,748
Deductions and adjustments	(1,809)
Balance at May 15, 2011	$3,897

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

Prepaid Expenses and Other Current Assets

The following table presents a detail of Prepaid expenses and other current assets (in thousands):

	September 30, 2013	September 30, 2012
Prepaid expenses	$22,508	$19,703
Other receivables	12,005	8,674
Deferred costs	2,417	1,466
Short-term investments	—	1,440
Other	96	326
Total	$37,026	$31,609

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

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established which is typically evidenced by a working model. Thereafter and until general release, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. Currently, we amortize our software and database development costs using the straight-line method over a period of three years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is based on the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized software and database development costs of approximately $11.3 million, $11.1 million and $4.3 million for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, respectively, and we incurred amortization expense of approximately $6.4 million, $2.8 million and $0.2 million for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, respectively, which has been recorded in depreciation and amortization in our consolidated statement of comprehensive loss. We had no write-offs of software or database development costs for the year ended September 30, 2013, the year ended September 30, 2012 or for the period from Inception to September 30, 2011.

The Predecessor capitalized approximately $6.8 million of software and database development costs, and recorded related amortization expense of approximately $5.8 million for the period from October 1, 2010 to May 15, 2011. The Predecessor had no write-offs of software or database development costs for the period from October 1, 2010 to May 15, 2011.

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

Deferred Financing Costs and Original Issue Discounts

Financing costs are deferred and amortized to interest expense using the effective interest method. Our deferred financing costs were $29.5 million and $33.4 million at September 30, 2013 and 2012, respectively. At the time of any repurchases or retirements of related debt, a proportionate amount of net deferred financing costs are written off and included in the calculation of gain/(loss) on retirement in the consolidated statement of comprehensive loss. We recorded new deferred financing costs of $1.5 million during the year ended September 30, 2013 in connection with amendments to our 2011 Credit

Agreement, as amended (the "2011 Credit Agreement"). We recognized amortization of deferred financing costs totaling $5.4 million, $4.3 million and $2.1 million during the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, respectively, which have been recorded in interest expense in the consolidated statements of comprehensive loss.

The Predecessor recognized amortization of deferred financing costs totaling $9.3 million for the period from October 1, 2010 to May 15, 2011. During the period from October 1, 2010 to May 15, 2011 the Predecessor incurred deferred financing fees of $2.6 million in conjunction with the amendment of the Predecessor’s senior secured credit agreement, recorded scheduled amortization of $1.5 million and wrote off $7.8 million upon consummation of the acquisition and the resulting repayment of the Predecessor’s remaining principal under its senior secured credit agreement and senior subordinated notes. See Note 6 - Debt for additional information regarding the Predecessor’s amended senior secured credit facilities and the related deferred financing costs.

Borrowings are recorded net of applicable discounts which are amortized to interest expense in the consolidated statement of operations using the effective interest method. Unamortized discounts were $6.2 million and $7.6 million at September 30, 2013 and 2012, respectively. We recorded amortization of original issue discounts on our 2011 Credit Agreement totaling $1.4 million, $1.0 million and $0.5 million during the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, respectively.

Other Assets

Other long term assets consist of the following (in thousands):

	September 30, 2013	September 30, 2012
Long-term deferred tax assets	$—	$12,473
Other	10,117	9,956
Total	$10,117	$22,429

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	September 30, 2012
Restructuring	$3,432	$2,910
Professional fees	3,339	2,919
Sales tax	7,668	6,765
Income tax	15,108	18,335
Customer deposits	2,990	2,753
Accrued shareholder litigation settlement	7,800	—
Accrued royalty and referral fees	3,649	3,603
Payroll tax liability	4,253	3,311
Accrued sales conference costs	3,348	1,576
Other current liabilities	14,656	7,242
Total	$66,243	$49,414

Advertising Costs

We and the Predecessor expense all advertising costs as incurred. These costs are included in sales and marketing expense in our statement of comprehensive loss. We recognized advertising expense of $7.6 million, $6.7 million and $2.5 million, respectively, for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011. The Predecessor recognized advertising expense of $1.2 million for the period from October 1, 2010 to May 15, 2011.

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

We recognize and measure benefits for uncertain tax positions which require significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. See Note 9 - Income Taxes for additional discussion.

Fair Value of Financial Instruments

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis, and non-financial assets and liabilities such as goodwill, intangible assets and property and equipment that are measured at fair value on a non-recurring basis. See Note 8 - Fair Value for additional discussion.

Derivative Instruments

We use derivative instruments which qualify for hedge accounting, primarily swaps, to mitigate certain interest rate cash flow risks. We also use forward contracts to hedge foreign currency fair value risks. We do not use derivatives for trading purposes.

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

Foreign Currency

The functional currency of our foreign entities is generally the respective local country’s currency. Assets and liabilities of such foreign entities are translated into the reporting currency (US$) using the exchange rates on the balance sheet dates. Revenues and expenses are translated into the reporting currency using the average exchange rates prevailing during the period. Translation adjustments are included in accumulated other comprehensive loss within stockholders equity in the consolidated balance sheets. For the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, we recorded translation losses of $6.6 million, $0.2 million and $1.9 million, respectively.

For the period from October 1, 2010 to May 15, 2011, the Predecessor recorded a translation gain of $1.8 million in other comprehensive loss.

Certain legal entities maintain accounting records in a currency other than the entity’s functional currency, in which case financial information is remeasured to the entity’s functional currency. We have an on-going program to evaluate our foreign currency risk and to minimize the risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. Additionally, we enter into certain foreign currency transactions whereby changes in exchange rates between an entity’s functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains and losses, which are also included in “other income (expense), net” in the consolidated statements of comprehensive loss. For the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, we recorded realized and unrealized transaction losses of $1.3 million, $0.9 million and $0.5 million, respectively.

For the period from October 1, 2010 to May 15, 2011, the Predecessor recorded a foreign currency transaction gain of $0.4 million.

Share-Based Payments

In November 2011, the Board of Directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. During fiscal 2013 and fiscal 2012, we granted restricted partnership units to certain management and board members as compensation for their services. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive loss based on their fair values and the estimated number of shares or units we ultimately expect will vest. For awards which vest based on service conditions (Annual Units), we recognize share-based compensation expense using the accelerated expense attribution method, which separately recognizes compensation cost for each vesting tranche over its vesting period. For awards which vest based on performance conditions (Performance Units), we recognize share-based compensation expense during periods when the performance conditions have been established and the Company believes it is probable that it will meet those performance conditions. For awards which vest based on return on partnership capital (Exit Units), the Company recognizes compensation expense at the date of the liquidity event generating the return on capital.

We record deferred tax assets for share-based payments plan awards that result in deductions on our income tax returns based on the amount of share-based payments expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. See Note 10 - Share Based Compensation for additional discussion.

Certain Risks and Concentrations

We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. We believe no significant concentrations of credit risk exist as of September 30, 2013 and 2012.

No single customer accounted for more than 10% of our or the Predecessor’s total revenues during the periods presented.

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. See Note 15 - Commitments and Contingencies for additional information regarding litigation.

Components of Cost of Systems Revenues

The components of the Company’s and the Predecessor’s cost of systems revenues were as follows (in thousands):

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Components of cost of systems revenues:
License	$19,542	$20,688	$9,188	$3,756
Professional services	158,500	142,344	52,060	18,541
Hardware and other	53,295	48,782	20,024	17,625
Total	$231,337	$211,814	$81,272	$39,922
Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-02), which requires companies to release cumulative translation adjustment into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments are effective for public companies for fiscal years beginning after 15 December 2013 (our fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The adoption of ASU 2013-05 will impact our results of operations if we sell or liquidate any foreign subsidiaries subsequent to the adoption date.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company utilized a quantitative analysis to assess goodwill for impairment during fiscal 2013, and concluded that goodwill was not impaired.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

Fiscal 2013 Acquisitions

Acquisition of Solarsoft Business Systems, Inc.

On October 12, 2012, we acquired 100% of the equity of Solarsoft Business Systems, Inc. ("Solarsoft") for $155.0 million in cash plus $6.6 million cash on hand reduced by $2.2 million of agreed-upon liabilities assumed. Additionally, the purchase agreement includes a clause to account for estimates that were made at the time of closing. As of the date of this filing, the purchase price allocation has been finalized.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	$159,424

Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$30,469
Property and equipment, net	1,206
Other non-current assets	3
Total tangible assets acquired	31,678
Identified intangible assets acquired	69,300
Current liabilities assumed	(32,314)
Long-term liabilities assumed	(19,173)
Total assets acquired in excess of liabilities assumed	49,491
Goodwill	109,933
Total purchase price	$159,424

From the date of purchase until September 30, 2013, we have recorded a $2.2 million adjustment to decrease acquired current assets primarily related to acquired accounts receivable, deferred cost of sales and income tax assets, a $0.1 million adjustment to decrease acquired property, plant and equipment, a $2.8 million adjustment to decrease acquired long-term income tax assets, a $2.0 million adjustment to increase acquired current liabilities, a $4.2 million adjustment to record additional sales tax liabilities, a $5.2 million adjustment to decrease acquired deferred revenue and a $2.1 million decrease to acquired long-term income tax liabilities. These adjustments were recorded against goodwill. The above table and the accompanying consolidated balance sheet as of September 30, 2013 reflect the impact of these adjustments.

The components of intangible assets acquired were as follows (in thousands):

	Estimated Useful Life (in Years)	Fair Value
Existing technology	3 - 5	$19,000
Composite assets	4	11,100
Customer contracts and relationships	4	13,400
Maintenance agreements and relationships	4 - 7	17,200
Content and connectivity	5 - 7	5,300
Trademarks and trade names	6 - 7	3,300
Total identifiable intangible assets acquired		$69,300

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

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in Epicor's consolidated statement of comprehensive loss are as follows (in millions):

Year Ended
September 30, 2013
(unaudited)
Revenue	$77.4
Net loss	$(3.9)

Pro Forma Revenue and Net Loss (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Epicor and Solarsoft since the beginning of fiscal 2012 as though the companies were combined as of the beginning of fiscal 2012. The unaudited pro forma financial information for the years ended September 30, 2013 and 2012 combine the historical results of Epicor for the years ended September 30, 2013 and 2012 and the historical results of Solarsoft for the years ended September 30, 2013 and 2012. The pro forma financial information for all periods presented also includes the additional interest charges and business combination accounting effects resulting from the acquisition including our amortization charges from acquired intangible assets and the related tax effects as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of SolarSoft had taken place at the beginning of fiscal 2012 (in millions):

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenue	$968.4	$943.9
Net loss	$(37.4)	$(45.1)

While we used our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the purchase dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of purchase, any changes in the estimated fair values of the net assets recorded for the purchase will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive loss. We have completed a valuation of Solarsoft, however, the purchase price allocation for non-income based tax liabilities, income tax assets and liabilities as well as sales tax liabilities have not been finalized.
Fiscal 2012 Acquisitions

Acquisition of Cogita Business Services International, Ltd.

During May 2012, we acquired the principal operating assets and the assembled workforce of Cogita Business Services International, Ltd. ("Cogita") for $2.2 million in cash. Cogita was an information technology consulting firm and an authorized distributor of Epicor products. The transaction met the definition of a business combination in accordance with GAAP. We assumed net tangible liabilities of $1.2 million, acquired intangible assets of $1.0 million, and recognized goodwill of $2.4 million. As of September 30, 2013, the purchase price allocation has been finalized. Cogita is reported within our ERP segment.

Acquisition of Internet AutoParts

During March 2012, we obtained a 100% controlling interest in Internet AutoParts Inc. by acquiring the remaining 6.8 million outstanding common shares of Internet AutoParts Inc. for $0.65 per share, for a total purchase price of $4.4 million in cash. We acquired net tangible assets of $2.0 million, intangible assets of $2.1 million, removed the $3.9 million carrying value of our previous minority investment in Internet AutoParts and recognized goodwill of $4.2 million. As of September 30, 2013, the purchase price allocation has been finalized. Internet AutoParts Inc. is reported within our Retail Distribution segment.

Prior to the purchase, we owned 46% of the outstanding shares of Internet AutoParts Inc., which we had accounted for by using the equity method.

Fiscal 2011 Acquisitions

On May 16, 2011 funds advised by Apax made an equity investment in Eagle Topco, Ltd., a limited partnership. Eagle Topco, Ltd used the invested amounts to make an equity investment in Eagle, which subsequently changed its name to Epicor Software Corporation. Eagle used the invested amounts, together with certain debt proceeds, to acquire AGI, Activant and Legacy Epicor. The Acquisitions, as defined in “Formation of Epicor Software Corporation” included in Note 1 - Basis of Presentation and Accounting Policy Information, have been accounted for using the acquisition method of accounting based on Accounting Standards Codification (ASC) 805 which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their full fair value as of the date control is obtained.

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

During our fiscal 2012 fourth quarter, we recorded a $9.3 million adjustment to increase goodwill and deferred tax liabilities assumed. This adjustment was the result of an error in our initial acquisition accounting associated with intangible assets as part of the business combination and associated tax rates applied by country as well as an error in the calculation of the blended state tax rate applied. The above table and the accompanying consolidated balance sheets as of September 30, 2013 and September 30, 2012 reflect the impact of this adjustment.

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

The unaudited pro forma combined revenues and net loss includes unaudited pro forma adjustments that are factually supportable and directly attributable to the acquisitions. In addition, with respect to the unaudited pro forma combined revenues and net loss, the unaudited pro forma adjustments are expected to have a continuing impact on the combined results. The unaudited pro forma combined revenues and net loss is based on the audited consolidated financial statements of the Predecessor for the period from October 1, 2010 to May 15, 2011, the unaudited consolidated financial statements of Legacy Epicor for the period from October 1, 2010 to May 15, 2011, and our audited consolidated financial statements for the period from Inception to September 30, 2011.

The unaudited pro forma combined revenues and net loss do not include the following non-recurring items: (i) transaction costs associated with the acquisitions and other costs associated with the issuance of the notes; (ii) the write-off of previous debt issuance costs and (iii) the additional expense associated with accelerated vesting of share-based compensation arrangements.

The following table presents the unaudited pro forma revenues and net loss for the year ended September 30, 2011 as if the acquisitions had occurred on October 1, 2009 and after giving effect to certain pro forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma revenues and net loss are not necessarily indicative of the actual consolidated revenues and net loss had the acquisition actually occurred on October 1, 2009 or of future revenues and net loss of the consolidated entities.

Year Ended
September 30, 2011
(in thousands)	(unaudited)
Revenues	$815,184
Net loss	$(81,698)

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	September 30,	September 30,
	2013	2012
Furniture and equipment	$64,733	$49,459
Buildings	11,480	11,480
Leasehold improvements	22,798	19,981
Land	5,040	5,040
Gross property and equipment	104,051	85,960
Less accumulated depreciation	(39,120)	(20,708)
Total	$64,931	$65,252

Acquired property and equipment was adjusted to its estimated fair values—see Note 2 - Acquisitions and Related Transactions for further details.

NOTE 4 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determination of the value of goodwill requires management to make estimates and assumptions that affect our audited consolidated financial statements, and this valuation process includes Level 3 fair value measurements.
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
Annual Goodwill Impairment Test
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
As of July 1, 2013, we performed our annual goodwill impairment test. We determined the fair value of our reporting units using a discounted cash flow model, which included three years of projected cash flows and run-out projections to reach a 3% terminal growth rate in revenues. We discounted the cash flows using a market participant discount rate of 10%. We noted that the fair value of each reporting unit exceeded the carrying value of the reporting unit by at least 20%, which we believe is a substantial amount. As a result, we did not record an impairment of goodwill at any of our reporting units as of July 1, 2013.
Year End Update of Goodwill Impairment Analysis
In addition to our annual goodwill impairment test, on a quarterly basis, we review for impairment indicators which could impact the fair value of our reporting units. Conditions which could indicate that the fair value of a reporting unit has declined include the following:

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
We did not note any indicators that goodwill was impaired as of September 30, 2013. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
The following table presents a roll-forward of goodwill for fiscal 2012 and fiscal 2013 (in thousands):

	ERP	Retail Solutions	Retail Distribution	Total
Goodwill at September 30, 2011	$694,988	$211,676	$282,085	$1,188,749
Goodwill recorded with purchase of Internet AutoParts Inc.	—	—	4,183	4,183
Goodwill recorded with purchase of Cogita Business Services International, Ltd.	2,375	—	—	2,375
Translation adjustments	59	—	—	59
Goodwill at September 30, 2012	697,422	211,676	286,268	1,195,366
Goodwill recorded with purchase of Solarsoft Business Systems	93,432	—	16,501	109,933
Translation adjustments and other	(4,091)	1,600	(895)	(3,386)
Goodwill at September 30, 2013	$786,763	$213,276	$301,874	$1,301,913

NOTE 5—INTANGIBLE ASSETS

The components of intangible assets are as follows as of September 30, 2013 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Technology based	$389,813	$(132,846)	$256,967
Customer based	521,578	(134,038)	387,540
Capitalized software and database costs	26,688	(9,413)	17,275
Trademarks and tradenames	83,615	(27,923)	55,692
Other	20,568	(7,532)	13,036
Total	$1,042,262	$(311,752)	$730,510

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

We recorded amortization expense of approximately $141.7 million and $124.2 million for the years ended September 30, 2013 and 2012, of which $141.4 million and $123.6 million, respectively, was recorded as depreciation and amortization and $0.3 million and $0.6 million (related to favorable lease assets), respectively, was recorded as general and administrative expense in the consolidated statements of comprehensive loss. We recorded amortization expense of approximately $45.8 million for the period from Inception to September 30, 2011, of which $45.6 million was recorded as depreciation and amortization and $0.2 million (related to the favorable lease assets) was recorded as general and administrative in the consolidated statements of comprehensive loss. Estimated amortization expense for each of the next five years is $142.1 million, $141.6 million, $128.3 million, $104.0 million, and $79.8 million, respectively.

The components of intangible assets are as follows as of September 30, 2012 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Technology based	$359,624	$(72,118)	$287,506
Customer based	487,063	(74,286)	412,777
Capitalized software and database costs	15,344	(3,049)	12,295
Trademarks and tradenames	80,391	(15,756)	64,635
Other	20,586	(4,802)	15,784
Total	$963,008	$(170,011)	$792,997

The Predecessor recorded amortization expense of approximately $22.8 million for the period from October 1, 2010 to May 15, 2011.

NOTE 6 — DEBT
Total debt consisted of the following (in thousands):

	September 30, 2013	September 30, 2012
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $6.2 million and $7.6 million, respectively	$847,368	$851,563
Senior Notes due 2019	465,000	465,000
Convertible Senior Notes	15	15
Total debt	1,312,383	1,316,578
Current portion (1)	22,100	8,700
Total long-term debt, net of discount	$1,290,283	$1,307,878

(1) Includes scheduled principal payments of $8.6 million plus a mandatory prepayment of $13.5 million. See "2011 Senior Secured Credit Agreement" below for details regarding mandatory prepayment.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement consists of a term loan with an outstanding principal balance of $853.6 million (before $6.2 million unamortized original issue discount) as of September 30, 2013 and a revolving credit facility with a borrowing capacity of $88.0 million. As of September 30, 2013, we had no borrowings outstanding on the revolving credit facility. The interest rate on the term loan is calculated based on an interest rate index plus a margin. The interest rate index is based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.25% or a Base Rate as defined in the 2011 Senior Secured Credit Agreement. As of September 30, 2013, the interest rate applicable to the term loans was 4.5%. The term loan requires that we repay $8.6 million per year with the balance to be repaid at maturity in May 2018. The revolving credit facility matures in May 2016. The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013 and September 2013 ("2011 Credit Agreement"). The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 1 provided for the refinancing of the then outstanding balance of $857.0 million of our existing Term B Loans under the 2011 Credit Agreement with $860.0 million of new Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.25% per annum, with a LIBOR floor of 1.25%, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.25% per annum. Additionally, the annual principal payments were reduced from $8.7 million per annum to $8.6 million per annum through fiscal 2017. The new Term B-1 Loans will mature on the same date as the original maturity date of the Term B Loans.

In addition, Amendment No. 1 provided for, among other things (i) the ability for the Company to incur certain incremental facilities under the 2011 Credit Agreement in the form of senior secured, senior unsecured, senior subordinated, or subordinated notes or term loans and create certain liens securing such indebtedness, (ii) the elimination of “most favored nation” protection with respect to extensions of the maturity of the Term B-1 Loans and (iii) increased capacity for the Company to consummate asset dispositions, make restricted payments and to prepay the Company's existing 8.625% senior unsecured notes due 2019 and other subordinated debt.

We accounted for Amendment No. 1 as a modification of debt because the cash flows under the amended term loan were not substantially different than the cash flows under the original term loan. We incurred $1.6 million of fees in connection with the amended term loan, and we recorded $1.5 million of those fees to deferred financing costs and $0.1 million of the fees to interest expense in accordance with GAAP. As Amendment No. 1 was accounted for as a modification, we are continuing to amortize the existing unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

On September 20, 2013, we entered into Amendment No. 2 to the 2011 Credit Agreement to increase the borrowing capacity under our revolving credit facility from $75.0 million to $88.0 million. Amendment No. 2 did not affect the interest rate applicable to the revolving credit facility, or the maturity date.

We accounted for Amendment No. 2 as a modification of debt because the only change was to increase the borrowing capacity on the revolving credit facility from $75.0 million to $88.0 million. In connection with Amendment No. 2, we recorded new deferred financing costs of less than $0.1 million. We are continuing to amortize the existing unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

The 2011 Credit Agreement originated in May 2011 and provided for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility (the "revolving credit facility") that permitted revolving loans in an aggregate amount of up to $75.0 million, which included a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 Credit Agreement provided for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain First Lien Senior Secured Leverage Ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million. The term loan was amended on March 7, 2013 and September 20, 2013, as noted above. The remaining components of the 2011 Credit Agreement have not been amended.

The original interest rate under the 2011 Credit Agreement was equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility was 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain First Lien Senior Secured Leverage Ratios. As a result of Amendment No. 1 on March 7, 2013, the applicable margin for term loans is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar rate borrowings.

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain First Lien Senior Secured Leverage Ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2013, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the senior secured credit agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27 million of excess cash flow during the year ended September 30, 2013, and as a result, we expect to make a mandatory prepayment of $13.5 million in December 2013. We have included this expected mandatory prepayment in the current portion of long-term debt as of September 30, 2013. We did not generate excess cash flow during fiscal 2012, as a result of entering into a definitive agreement to purchase SolarSoft for $155.0 million in cash. As such, we were not required to make a mandatory prepayment for the year ended September 30, 2012.

The 2011 Credit Agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40.0 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the 2011 Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the Senior Secured term loan. We intend to utilize permitted dividend payments to voluntarily fund interest on debt issued by our indirect parent company, Eagle Midco Inc. ("EGL Midco") See "Parent Company PIK Toggle Notes" below for a description of the debt issued by EGL Midco.

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

•	defeasance or discharge of the Senior Notes;

•	to the extent that such guarantor no longer guarantees any other Company indebtedness, such as a release of such guarantor’s guarantee under our 2011 Credit Agreement; or

•	upon the achievement of investment grade status by the Senior Notes as described in the senior note indenture; provided that such senior note guarantee shall be reinstated upon the reversion date.

The Senior Notes are our unsecured senior obligations and are effectively subordinated to all of our secured indebtedness (including the 2011 Credit Agreement); and senior in right of payment to all of our existing and future subordinated indebtedness.

Covenant Compliance

The terms of the 2011 Credit Agreement and the indenture governing the Senior Notes restrict certain of our activities, the most significant of which include limitations on the incurrence of additional indebtedness, liens or guarantees, payment or declaration of dividends, sales of assets and transactions with affiliates. The 2011 Credit Agreement also contains certain customary affirmative covenants and events of default.

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At September 30, 2013, the applicable ratio is 4.00 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At September 30, 2013 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the Senior Notes.

Convertible Senior Notes

At acquisition, Legacy Epicor had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. The convertible senior notes were unsecured and paid interest semiannually at a rate of 2.375% per annum until May 15, 2027. The convertible senior notes were convertible into cash or, at Legacy Epicor’s option, cash and shares of Legacy Epicor’s common stock, at an initial conversion rate of 55.2608 shares of common stock per $1,000 principal amount of the convertible senior notes, which was equivalent to an initial conversion price of approximately $18.10 per share. As a result of the Acquisition, a fundamental change (as defined in the Indenture applicable to the convertible senior notes) occurred on May 16, 2011, and accordingly, each holder of the convertible senior notes had the right to have the notes repurchased within 30 business days following the effective date of the acquisition at par plus interest accrued but unpaid to but excluding the repurchase date.

On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of September 30, 2013, $15 thousand in principal amount of notes remained outstanding.

Future Maturities of Long Term Debt

Maturities of long term debt are $22.1 million in fiscal 2014 (including the $13.5 million mandatory prepayment), $8.6 million per year from 2015 through 2017, $805.7 million in 2018 and $465.0 million in 2019.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), has issued $400 million of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that Epicor does not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our audited consolidated financial statements for the year ended September 30, 2013.

Interest on the Midco Notes will be payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. Subject to conditions in the indenture for the Midco Notes, EGL Midco will be required to pay interest on the Midco Notes in cash or through issuing additional notes or increasing the principal amount of the Midco Notes ("PIK Interest"). The interest rate on the Midco Notes is 9.0% per annum for interest paid in cash or 9.75% per annum for PIK Interest. PIK Interest shall be paid by issuing additional notes having the same terms as the Midco Notes or by increasing the outstanding principal amount of the Midco Notes.

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco will be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash.
Interest on the Midco Notes will be required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million.

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

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Caps and Swaps

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. If the floating interest rate exceeds the cap, then the counterparty will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. The first component was an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and was settled quarterly on the last business day of each of March, June, September and December, beginning December 30, 2011 and ending March 31, 2013. As of September 30, 2013, the interest rate cap had expired. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013. As of September 30, 2013, the notional amount of the swap was $434.6 million.

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

In March 2013, we refinanced the term loan in the 2011 Credit Agreement. Our interest rate swap was initially planned to hedge the floating interest rate applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. As a result, the refinancing of the term loan did not impact the effectiveness of our interest rate swap, and we continue to apply cash flow hedge accounting.

We do not hold or issue interest rate cap or swap agreements for trading purposes. In the event that a counterparty fails to meet the terms of the interest rate cap or swap agreement, our exposure is limited to the interest rate differential. We manage the credit risk of the counter-parties by dealing only with institutions that we consider financially sound. We consider the risk of non-performance to be remote.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona and Venezuelan Bolivar. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying consolidated statements of comprehensive loss and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the year ended September 30, 2013, we recorded a net foreign currency loss of approximately $1.3 million. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

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

We held forward contracts with the following notional amounts (in thousands):

	US Dollar Equivalent
	September 30, 2013	September 30, 2012
British Pound	10,403	9,689
Australian Dollar	10,590	11,189
Euro	1,484	772
New Zealand Dollar	1,313	1,306
Swedish Krona	1,461	760
Mexican Peso	1,123	942
South African Rand	497	600
Malaysian Ringgitt	523	—
Hungarian Forint	988	1,389
Canadian Dollar	—	2,537
Total forward contract notional amounts	28,382	29,184

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2013	September 30, 2012
Foreign currency forward contracts	Prepaid expenses and other current assets	$150	$3

	Liability Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2013	September 30, 2012
Interest rate swap	Other liabilities	$(5,613)	$(7,107)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(28)	(65)
Total liability derivatives		$(5,641)	$(7,172)

The following tables summarize the pre-tax effect of our interest rate swap and cap on our consolidated statements of comprehensive loss for the years ended September 30, 2013 and 2012, the period from Inception to September 30, 2011, and the period from October 1, 2010 to May 15, 2011 (Predecessor) (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

				Predecessor
			Inception	October 1, 2010
	Year Ended	Year Ended	to	to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Gain (loss) recognized in other comprehensive loss on derivative (effective portion)	$(472)	$(3,993)	$(2,880)	$5,463
Income (loss) recognized in income on derivative (ineffective portion)	54	(22)	(235)	(4,521)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(34)	(194)	(18)	—
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(1,912)	—	—	(3,387)

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the second half of fiscal 2013, we made our first two interest payments for the swap, and in connection with those payments, we reclassified $1.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining losses reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015. We expect to reclassify approximately $3.3 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our consolidated statements of comprehensive loss for the years ended September 30, 2013 and 2012, the period from Inception to September 30, 2011, and the period from October 1, 2010 to May 15, 2011 (Predecessor) (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges:

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Included in other income (expense), net	$976	$(246)	$(620)	$—
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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of September 30, 2013, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of September 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$150	$—	$150
Deferred compensation plan assets (2)	—	3,746	—	3,746
Post-retirement insurance plan assets (2)	—	713	—	713
Liabilities:
Foreign currency forward contracts (3)	—	(28)	—	(28)
Interest rate swap (4)	—	(5,613)	—	(5,613)
Deferred compensation plan liabilities (4)	—	(3,916)	—	(3,916)
Total	$—	$(4,948)	$—	$(4,948)

(1)	Included in prepaid expenses and other current assets in our consolidated balance sheet.

(2)	Included in other assets in our consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

(4)	Included in other liabilities in our consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

The term loan contained in our 2011 Credit Agreement had a carrying value of $853.6 million (before unamortized original issue discount), which approximated fair value. As of September 30, 2013, the fair value of our Senior Notes was approximately $498 million based on a trading price of approximately 107% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement. The fair value of the term loan included in the 2011 Credit Agreement is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of our term loan represents a Level 2 fair value measurement.

The fair value of our money market mutual funds, short term investments, deferred compensation plan assets and liabilities, post-retirement insurance plan assets, foreign currency forward contracts and interest rate swap liabilities were determined using the following inputs as of September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Money market mutual funds (1)	$10,994	$—	$—	$10,994
Short term investments (1)	—	1,440	—	1,440
Foreign currency forward contracts (2)	—	3	—	3
Deferred compensation plan assets (3)	—	2,983	—	2,983
Post-retirement insurance plan assets (3)	—	765	—	765
Liabilities:
Foreign currency forward contracts (4)	—	(65)	—	(65)
Interest rate swap (5)	—	(7,107)	—	(7,107)
Deferred compensation plan liabilities (5)	—	(3,451)	—	(3,451)
Total	$10,994	$(5,432)	$—	$5,562

(1)	Included in cash and cash equivalents in our consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in our consolidated balance sheet.

(3)	Included in other assets in our consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

(5)	Included in other liabilities in our consolidated balance sheet.

NOTE 9 — INCOME TAXES

The U.S. and foreign components of loss before income taxes were as follows (in thousands):

				Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
U.S.	$(69,734)	$(73,396)	$(77,792)	$(8,301)
Foreign	24,599	22,775	(4,896)	(4,576)
Loss before income taxes	$(45,135)	$(50,621)	$(82,688)	$(12,877)

Significant components of the income tax benefit are as follows (in thousands):

				Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Current:
Federal	$5,418	$3,118	$944	$(3,194)
State	5,132	2,187	1,805	(1,052)
Foreign	6,584	3,722	1,094	740
Total current	17,134	9,027	3,843	(3,506)
Deferred:
Federal	(22,957)	(24,136)	(23,673)	(584)
State	(835)	1,137	(2,072)	(488)
Foreign	1,896	2,437	(4,818)	90
Total deferred	(21,896)	(20,562)	(30,563)	(982)
Income tax benefit	$(4,762)	$(11,535)	$(26,720)	$(4,488)

United States income taxes were not provided on unremitted earnings, other than to the extent that such unremitted earnings were otherwise subject to United States taxation under the Controlled Foreign Corporation regime as Income Inclusion, from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. There are no current plans for repatriation of earnings from foreign subsidiaries.

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to net loss before income taxes as a result of the following (in thousands):

				Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Income tax benefit at statutory federal income tax rate	$(15,797)	$(17,717)	$(28,941)	$(4,507)
U.S. Income Inclusions under Controlled Foreign Corporation Regime	3,354	1,140	1,952	—
State taxes (benefit), net of federal income tax expense	5,133	313	(899)	(572)
Transaction costs	157	913	2,518	(3,243)
Withholding tax	1,516	—	—	—
Share-based compensation	1,585	2,728	—	—
Other permanent differences	776	1,279	540	(277)
Difference between U.S. and foreign tax rates	(4,385)	(5,074)	—	—
Changes in deferred balances	2,119	—	—	—
Change in tax rates applied to deferred taxes	(1,596)	1,011	(288)	(353)
Change in valuation allowance	868	—	—	(1,010)
Change in reserves	699	534	(38)	4,391
Effect of foreign exchange rates	176	2,737	(1,704)	—
Other	633	601	140	1,083
Income tax benefit	$(4,762)	$(11,535)	$(26,720)	$(4,488)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of September 30 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Current deferred tax assets:
Inventory and other	$742	$753
Accrued expenses	5,522	3,493
Allowance for doubtful accounts and other	4,944	4,532
Deferred income	3,381	1,154
	14,589	9,932
Non-current deferred tax assets:
Net operating losses and tax credit carry-forward	28,501	49,241
Accrued expenses and other	11,628	9,367
	40,129	58,608
Valuation allowance	(12,520)	(11,359)
Total deferred tax assets	42,198	57,181
Deferred tax liabilities:
Software and intangible assets - non-current	(257,681)	(276,421)
Gain on sale of bonds	(5,712)	(5,673)
Other-current	(4,681)	(3,390)
Total deferred tax liabilities	(268,074)	(285,484)
Net deferred tax liabilities	$(225,876)	$(228,303)

These amounts are reflected in the consolidated balance sheet as follows:

	2013	2012
Current deferred income taxes	$21,497	$15,732
Current deferred tax liability - included in accrued expenses and other current liabilities	(454)	(1,486)
	21,043	14,246
Non-current deferred tax asset - included in other assets	—	12,473
Non-current deferred tax liabilities	(246,919)	(255,022)
	(246,919)	(242,549)
Net deferred tax liabilities	$(225,876)	$(228,303)

As of September 30, 2013, we had $20 million of U.S. net operating loss (“NOL”) carry forwards expiring between 2016 and 2032, if not utilized. We also had foreign NOLs of $57 million not subject to limitation.

There is no valuation allowance against the U.S. NOLs as Management determined it was more likely than not future earnings will be sufficient to utilize the U.S. NOLs prior to their expiration.  In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state federal and foreign pre-tax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence the historical results provide, we consider three years cumulative income (loss).

We recorded a $12.5 million valuation allowance against our foreign NOLs to account for the possible expiration of certain foreign NOLs prior to utilization.  In the year ended September 30, 2013, we increased the valuation allowance against our foreign NOLs by $1.2 million, from $11.3 million to $12.5 million. In determining the appropriate valuation allowance, Management analyzed projected taxable income in the foreign jurisdictions with NOLs, past years' cumulative losses and future planning strategies available.

Approximately $12.5 million of deferred tax assets that are currently subject to a valuation allowance will be recorded as a decrease to income tax expense if the benefits are ultimately realized.

We recognize and measure benefits for uncertain tax positions, which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and 2012, the balance of accrued interest and penalties was approximately $1 million and $3 million, respectively. During (i) the year ended September 30, 2013, (ii) the year ended September 30, 2012, (iii) the period from Inception to September 30, 2011, and (iv) the period from October 1, 2010 to May 15, 2011 (Predecessor), income tax benefit included (i) $2.1 million, (ii) $0.6 million, (iii) $1.3 million and (iv) $1.2 million of expense related to interest and penalties, respectively.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Beginning balance	$15,255	$20,781	$—	$1,533
Impact of acquisitions related to the current year	1,867	1,293	22,976	—
Increases for tax positions related to the current year	1,375	—	600	3,718
Increases for tax positions related to prior years	2,370	3,149	—	64
Decreases for tax positions related to prior years	(1,421)	(9,968)	(2,093)	—
Reductions for settlements with taxing authorities	(1,550)	—	—	(660)
Reductions as a result of a lapse of applicable statute of limitations	(359)	—	(702)	—
Ending balance	$17,537	$15,255	$20,781	$4,655

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and deferred tax assets are approximately $10.9 million and $13.7 million, respectively, as of September 30, 2013.

The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions where we have our primary operations. We have been under audit by the Internal Revenue Service ("IRS") for the year ended September 30, 2010 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor). Our subsidiary NSB Retail Systems Inc. is currently under audit for the period January 1, 2011 to September 30, 2011. Our subsidiary Epicor Retail Solutions Corporation has been under Quebec audit for the calendar years 2011 and 2012.

It is reasonably possible as of September 30, 2013 that the unrecognized tax liabilities will decrease by approximately $3.1 million within the next twelve months, primarily due to IRS audit settlements.

Member of a group that files a consolidated tax return:

The Company is included in the consolidated federal income tax return of our indirect parent company, Eagle Midco Inc.  The Company and its subsidiaries provided for income taxes under the separate return method, by which Epicor Software Corporation and its subsidiaries compute tax expense as though they file a separate tax return.  Epicor Software Corporation pays all income taxes for the consolidated group, and any differences between the amounts paid and the tax provision allocated to Epicor Software Corporation are recorded as considered capital contributions from or dividends paid to our parent company.

NOTE 10 — SHARE BASED COMPENSATION

The following table summarizes our share based compensation expense for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011 and the Predecessor’s share based compensation expense for the period from October 1, 2010 to May 15, 2011, and its allocation within the consolidated statements of comprehensive loss.

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010
	September 30,	September 30,	September 30,	to May 15,
(in thousands)	2013	2012	2011	2011 (1)
Cost of revenues
Systems	$297	$305	$—	$222
Services	163	232	—	330
Operating expenses
Sales and marketing	1,536	2,078	—	2,809
Product development	763	1,058	—	210
General and administrative	2,014	4,635	—	2,142
Total share based compensation expense	$4,773	$8,308	$—	$5,713

(1) Includes accelerated stock compensation related to the Acquisition of $3.2 million.

Epicor Restricted Partnership Unit Plan

In November 2011, the Board of Directors of Eagle Topco LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit Plan for purposes of compensation of our employees and certain directors. We grant Series C restricted units ("Series C Units") in Eagle Topco to certain employees and directors as compensation for their services. The employees and directors who receive the Series C Units contribute $0.0032 per unit.

This footnote contains the estimated fair values of Series C Units. These fair values represent estimates developed using subjective assumptions about future results of operations and enterprise values. Actual results could differ materially from these estimates. Additionally, the estimated fair values presented below reflect the impact of the time value of the Series C Units, which is not included in any current intrinsic value. As a result, the fair values below do not represent a current liquidation value of the Series C Units.

There are three categories of Series C Units which vest based on a combination of service, performance and market conditions. The three categories are described below.

Annual Units

Annual Units vest ratably over 4 years based on the holder’s continued employment with the Company. Twenty-five percent of the units vest one year after the grant date or an earlier date as specified in the grant agreement. The remaining seventy-five percent vest in twelve equal quarterly installments after the first vest date for the grant. The Company recognizes compensation cost for Annual Units using the accelerated expense attribution method, which separately recognizes compensation cost for each vesting tranche over its vesting period.

As of September 30, 2013, the Company estimated there was approximately $3.0 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.7 years.

Performance Units

Performance Units vest ratably over 4 years based upon attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

In addition to the EBITDA condition, the Performance Units will vest in the event of a partnership sale which yields a 250% return on partnership capital. Vesting of Performance Units is contingent on the holder’s continued employment with the Company at the time the vesting conditions are met.

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

As of September 30, 2013, all outstanding Exit Units were unvested. The Company estimated that there was approximately $6.4 million of unrecognized compensation expense related to Exit Units.

If a liquidity event occurs, the Company will recognize the grant date fair value of each Exit Unit as compensation expense for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

Summary of Share Based Compensation Expense by Type of Unit

The following table summarizes share based compensation expense by type of unit under the restricted partnership unit plan:

(in thousands)	Year Ended September 30,
Type of Unit	2013	2012
Annual Units	$2,263	$6,245
Performance Units	2,510	2,063
Exit Units	—	—
Total	$4,773	$8,308

Estimate of Grant Date Fair Value

The grant date fair value of restricted units was calculated using a Monte Carlo simulation model. The model projected out future potential enterprise values using the volatility of the Company’s equity, and allocated those future enterprise values to the various securities outstanding based on their relative rights and privileges. The Monte Carlo simulation model was based on assumptions including an estimated partnership volatility and an estimated life of the units based on the estimated time frame until a liquidity event. The resulting value is a discounted weighted average of the Series C Units’ share of the various projected future enterprise values. The model then assumed a discount for lack of marketability, as the units are not publicly traded.

For units which vest based on a return on partnership capital, the model assumed that the target levels of return on partnership capital would be obtained in a liquidity event, as defined in the partnership agreement. Using an estimated partnership unit volatility and an estimate time frame until a liquidity event, the model projected various potential liquidity event values. The model then calculated a weighted average liquidity event value by multiplying each potential liquidity event value by its probability of occurrence. The weighted average liquidity event value was then allocated to the Company’s debt and the various Eagle Topco securities outstanding, based on their respective rights.

As Performance Units vest based on achieving a performance condition or a performance/market condition, the Company calculated two grant date fair values for the Performance Units. The grant date fair value of the Performance Units for which an EBITDA target has been established was equal to the grant date fair value of the Annual Units. See Annual Units above for a description of the methodology used to estimate this grant date fair value. The grant date fair value has not been determined for Performance Units for which EBITDA targets have not been established.

The following table presents the assumptions included in the Monte Carlo Simulation model utilized to estimate the value of Series C Units granted during the fiscal years ended September 30, 2013 and September 30, 2012, as well as the resulting grant date fair value for each type of restricted unit granted during fiscal 2012 and 2013:

	2013	2012
Volatility	55%	70%
Discount for Lack of Marketability	20%	30%
Grant Date Fair Value of Annual Units	$1.67	$0.99
Grant Date Fair Value of Performance Units (EBITDA Vesting)	$1.67	$0.99
Grant Date Fair Value of Performance Units (Return on Capital Vesting)	$1.33	$0.86
Grant Date Fair Value of Exit Units	$1.12	$0.77

The following table presents a roll-forward of restricted units outstanding by type from September 30, 2011 to September 30, 2013:

	Annual Units	Performance Units	Exit Units	Total	Weighted Average Grant Date Fair Value
Outstanding September 30, 2011	—	—	—	—	$—
Granted	11,624,036	6,563,096	8,749,918	26,937,050	0.92
Forfeited	(98,909)	(59,829)	(101,657)	(260,395)	0.90
Outstanding September 30, 2012	11,525,127	6,503,267	8,648,261	26,676,655	0.92
Granted	1,838,958	1,103,375	1,471,167	4,413,500	1.49
Forfeited	(1,122,278)	(736,914)	(1,154,217)	(3,013,409)	0.90
Outstanding September 30, 2013	12,241,807	6,869,728	8,965,211	28,076,746	$1.01

The following table presents a roll-forward of restricted units vested from September 30, 2011 through September 30, 2013:

	Annual Units	Performance Units	Exit Units	Total	Weighted Average Grant Date Fair Value
Vested September 30, 2011	—	—	—	—	$—
Vested	3,366,911	2,092,908	—	5,459,819	0.99
Forfeited	—	(1,966)	—	(1,966)	0.99
Vested September 30, 2012	3,366,911	2,090,942	—	5,457,853	0.99
Vested	2,780,375	1,505,593	—	4,285,968	1.24
Forfeited	(300,060)	(166,879)	—	(466,939)	0.99
Vested September 30, 2013	5,847,226	3,429,656	—	9,276,882	1.10
Non-Vested September 30, 2013	6,394,581	3,440,072	8,965,211	18,799,863	$0.84

As of September 30, 2013, we have authorized a total of 32,148,273 Series C units, of which 4,071,527 are available for grant.

Predecessor—Stock-based Compensation

Prior to the Acquisitions, directors, executives and other senior management employees were part of Activant’s stock option incentive program governed under their 2006 Stock Incentive Plan (the “Predecessor Stock Incentive Plan”), which was intended to be the primary vehicle for offering long-term incentives and rewarding of the Predecessor’s executive officers and other key employees. All stock options that had been granted under the stock incentive plan were “time-based options” that vested and became exercisable over a five-year period. Upon consummation of the acquisition, all unvested outstanding options immediately vested, under terms defined in the Predecessor Stock Incentive Plan, and were subject to the option cancellation payment. In connection with the acceleration, the Predecessor recognized approximately $3.2 million in compensation expense during the period from October 1, 2010 to May 15, 2011.

The Predecessor recognized a total income tax benefit in the consolidated statements of comprehensive loss related to stock-based compensation expense amounts above, of approximately $2.2 million for the period from October 1, 2010 through May 15, 2011.

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

The fair value of each award granted from the Predecessor Stock Incentive Plan during the period from October 1, 2010 through May 15, 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Predecessor
October 1,
2010 to
May 15, 2011
Expected term	6.66 years
Expected volatility	39.00%
Expected dividends	—
Risk-free rate	2.12%

The weighted-average estimated grant date fair values for the stock options granted under the Predecessor Stock Incentive Plan during the period from October 1, 2010 through May 15, 2011 was $1.80 per share.

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

Information with respect to stock option activity for the period from October 1, 2010 to May 15, 2011, under the Predecessor Stock Incentive Plan, is as follows:

	Predecessor Stock Incentive Plan
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contractual Term
Total options outstanding at September 30, 2010	7,172,823	$4.44
Options granted	213,000	5.66
Options forfeited	(160,606)	4.23
Options exercised	(7,225,217)	4.48
Total options outstanding and exercisable at May 15, 2011	—	—

Pre-Predecessor Company Plan

In conjunction with the May 2006 acquisition of the Pre-Predecessor, Activant Group entered into an option rollover agreement with Mr. Pervez A. Qureshi, the Chief Executive Officer and President at that time, pursuant to which Mr. Qureshi agreed to rollover $1.0 million of spread value of his then outstanding stock options to purchase Pre-Predecessor Company common stock into 333,334 vested stock options to purchase shares of common stock of Activant Group at an exercise price of $1.00 per share. Pursuant to the option rollover agreement, Activant Group agreed to assume these options pursuant to the terms of the Activant Solutions Holdings Inc. Second Amended and Restated Stock Option Plan for Key Employees, as amended (the “Pre-Predecessor Company Plan”), which is the stock option plan under which these options were originally granted. The stock-based payment expense for these options has been fully recognized.

Information on stock options for the period from October 1, 2010 to May 15, 2011, under the Pre-Predecessor Company Plan, is as follows:

Pre-Predecessor Company Plan
		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Contractual Term
Total options outstanding at September 30, 2010	333,334	$1.00	—
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	(333,334)	1.00	—
Total options outstanding and exerciseable at May 15, 2011	—	—	—

Upon consummation of the acquisition, all outstanding options of the Pre-Predecessor Company Plan became subject to the option cancellation payment and no options remain outstanding.
NOTE 11 — RESTRUCTURING COSTS
During the year ended September 30, 2013, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. During the year ended September 30, 2013, we incurred restructuring charges related to this plan, primarily related to eliminating certain employee positions and consolidating excess facilities. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive loss as they are incurred.
 During the year ended September 30, 2012, we recorded additional restructuring charges to adjust sublease assumptions for facility restructuring liabilities and to record employee severance related liabilities. During the period from Inception to September 30, 2011, following the Acquisitions, our management approved a restructuring plan as we began to integrate both acquired companies. This plan focused on identified synergies, as well as continuing to streamline and focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams.
All restructuring charges were recorded in “Restructuring costs” in the consolidated statements of comprehensive loss.
Our restructuring liability at September 30, 2013 was approximately $8.7 million and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments (1)	Balance at September 30, 2013
Facility consolidations	$8,874	$1,499	$(2,553)	$5	$7,825
Employee severance	941	3,391	(3,416)	—	916
Total	$9,815	$4,890	$(5,969)	$5	$8,741
Our restructuring liability at September 30, 2012 was approximately $9.8 million and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2011	New Charges	Payments	Adjustments (1)	Balance at September 30, 2012

Facility consolidations	$7,898	$1,767	$(1,116)	$325	$8,874
Employee severance, benefits and related costs	3,767	3,009	(5,835)	—	941

Total	$11,665	$4,776	$(6,951)	$325	$9,815

(1) Includes foreign exchange gains and losses and other non-cash items.

Our restructuring liability at September 30, 2011 was approximately $11.7 million and the changes in our restructuring liabilities for the period from Inception to September 30, 2011 were as follows (in thousands):

	Balance at Inception	New Charges	Payments	Adjustments (1)	Balance at September 30, 2011

Facility consolidations	$7,197	$1,617	$(412)	$(504)	$7,898
Employee severance, benefits and related costs	571	9,432	(6,323)	87	3,767

Total	$7,768	$11,049	$(6,735)	$(417)	$11,665

(1) Includes foreign exchange gains and losses and other non-cash items.

Restructuring Costs – Predecessor

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

NOTE 12 — RELATED PARTY TRANSACTIONS
Our Audit Committee charter specifies that the Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions. All related party transactions have been approved in accordance with this charter.
We use various methods to identify potential related party transactions, including an annual “conflict of interest” survey pursuant to which employees that report to our Chief Executive Officer or the Chief Financial Officer, generally, vice presidents and above, identify transactions in which they have an interest as well as certain personal and business relationships. Similarly, directors and officers annually complete a questionnaire in which they also identify transactions that may be required to be disclosed under Item 404(a) of Regulation S-K, as well as certain personal and business relationships. Information regarding a person's affiliations and relationships is tracked internally to aid in the identification of potential related party transactions on a real-time basis as they arise throughout the year. Identified transactions are reviewed by management, including by internal legal counsel, and, as necessary, approved, by management. In addition, pursuant to our code of conduct, employees, directors and officers have an affirmative obligation to disclose any potential conflicts of interest. To the extent any transactions are identified that may be required to be disclosed pursuant to Item 404(a) of Regulation S-K, in our financial statements or otherwise, such transactions would be presented to the Audit Committee for approval. Finally, we have a single stockholder, so any material transactions between the Company and such stockholder would be reviewed by the Audit Committee.
In conjunction with the Acquisitions, we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, we recorded expense of approximately $2.0 million, $2.0 million and $0.9 million, respectively, in our general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors in connection with contributions to Eagle Topco equity. The loans are included in loan from affiliate in the accompanying consolidated balance sheets as of September 30, 2013 and 2012.
Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 6 - Debt, our indirect parent company, EGL Midco, has issued $400 million of Senior PIK Toggle Notes (the "Midco Notes"). The $400 million of Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2014 through fiscal 2018.

During the year ended September 30, 2013, we did not make any distributions to EGL Midco to service the Midco Notes. See Note 6 - Debt, for further information regarding the Midco Notes.

NOTE 13 — SEGMENT REPORTING

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. We aggregate our ERP Americas, ERP EMEA and ERP APAC operating segments into one ERP reportable segment because the various geographical units have similar economic characteristics. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments. We believe these segments accurately reflect the manner in which our management views and evaluates the business. The Predecessor had two primary reporting segments: Wholesale Distribution Group, which is now included in our ERP segment, and Retail Distribution Group, which is now included in our Retail segment. The prior periods of the Predecessor have been reclassified to conform to the current period presentation.

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

Description of the businesses served by our reportable segments:

•
ERP segment - The ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - The Retail Solutions segment supports (1) large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) small- to mid-sized retailers with our Epicor Software as a Service for retail which provides a preconfigured, full suite retail solution, including the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support, as a subscription service . Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - The Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

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

Reportable segment revenue by category for the years ended September 30, 2013 and 2012, the period from Inception to September 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor) is as follows (in thousands):

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
ERP revenues:
Systems:
License	$105,971	$100,395	$46,796	$17,037
Professional services	146,370	128,712	48,457	13,765
Hardware and other	15,873	15,993	6,098	6,342
Total systems	268,214	245,100	101,351	37,144
Services	330,255	270,100	77,567	63,571
Total ERP revenues	598,469	515,200	178,918	100,715
Retail Solutions revenues:
Systems:
License	14,907	20,698	6,310	—
Professional services	36,510	36,334	13,836	—
Hardware and other	25,347	19,708	8,785	—
Total systems	76,764	76,740	28,931	—
Services	65,393	61,374	23,437	—
Total Retail Solutions revenues	142,157	138,114	52,368	—
Retail Distribution revenues:
Systems:
License	20,644	18,078	5,930	11,155
Professional services	18,229	12,821	4,016	9,106
Hardware and other	24,336	22,748	9,938	16,344
Total systems	63,209	53,647	19,884	36,605
Services	157,896	148,496	53,585	90,010
Total Retail Distribution revenues	221,105	202,143	73,469	126,615

Total revenues:
Systems:
License	141,522	139,171	59,036	28,192
Professional services	201,109	177,867	66,309	22,871
Hardware and other	65,556	58,449	24,821	22,686
Total systems	408,187	375,487	150,166	73,749
Services	553,544	479,970	154,589	153,581
Total revenues	$961,731	$855,457	$304,755	$227,330

Reportable segment contribution margin for the years ended September 30, 2013 and 2012, the period from Inception to September 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor) is as follows (in thousands):

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
ERP	$194,096	$154,127	$40,787	$44,049
Retail Solutions	43,217	47,042	16,959	—
Retail Distribution	70,082	65,787	24,190	40,981
Total segment contribution margin	$307,395	$266,956	$81,936	$85,030

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

				Predecessor
	Year Ended	Year Ended	Inception to	October 1, 2010 to
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011
Segment contribution margin	$307,395	$266,956	$81,936	$85,030
Corporate and unallocated costs	(79,780)	(66,047)	(23,378)	(17,153)
Share-based compensation expense	(4,773)	(8,308)	—	(5,713)
Depreciation and amortization	(160,865)	(138,985)	(50,716)	(25,322)
Acquisition-related costs	(8,561)	(8,845)	(42,581)	(16,846)
Restructuring costs	(4,890)	(4,776)	(11,049)	(27)
Interest expense	(92,669)	(90,483)	(36,643)	(33,069)
Other income (expense), net	(992)	(133)	(257)	223
Loss before income taxes	$(45,135)	$(50,621)	$(82,688)	$(12,877)
Geographic Information

The following table displays a breakdown of revenues by geographic area for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011. Other locations include Central, South and Latin America, Europe, Asia, and New Zealand. No individual locations within Other are significant.

	Year Ended	Year Ended	Inception to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Revenues:
United States	$721,145	$688,103	$249,647
Canada	64,195	29,047	16,897
United Kingdom	60,870	30,492	10,149
Australia	23,624	23,141	9,237
Other	91,897	84,674	18,825
Total	$961,731	$855,457	$304,755

The following table displays a breakdown of Predecessor revenues by geographic area for the period from October 1, 2010 to May 15, 2011. The geographic area covers the United States and Other, which includes Canada, Latin America, Europe and Asia. No individual locations within Other are significant.

October 1, 2010 to
(in thousands)	May 15, 2011
Revenues:
United States	$212,364
Other	14,966
Total	$227,330

The following table presents total fixed assets by geography. The geographic area covers the United States and Other, which includes Canada, Latin America, Europe and Asia-Pacific. No individual locations within Other are significant.

(in thousands)	September 30, 2013	September 30, 2012
Property and Equipment, net:
United States	$40,353	$37,475
Other	24,578	27,777
Total	$64,931	$65,252

NOTE 14—EMPLOYEE BENEFIT PLANS

Below is a summary of our employee benefit plans.

401(k) Plan

We have a savings and investment plan (the “401(k) Plan”), as allowed under Sections 401(k) and 401(a) of the Internal Revenue Code for employees based in the United States. Prior to the year ended September 30, 2012, the 401(k) Plan was separated into a Predecessor plan and a Legacy Epicor plan. The 401(k) Plan provides employees with tax deferred salary deductions and alternative investment options. Employees are eligible to participate the first day of hire and are able to apply for and secure loans from their account in the 401(k) Plan.

The 401(k) Plan provides for contributions as determined annually by our management. We match 50% of the first 5% of compensation contributed by each employee. The deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. For the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011 our contributions to the 401(k) Plan amounted to $8.7 million, $7.5 million and $2.7 million, respectively. For the period from October 1, 2010 through May 15, 2011, the Predecessor’s contributions amounted to $1.6 million.

Deferred Compensation Plan

We have a “top-hat” deferred compensation plan (“Deferred Compensation Plan”). Prior to the year ended September 30, 2012, we had separate Deferred Compensation Plans for the Predecessor and Legacy Epicor. Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time. We and the Predecessor did not make any such contributions during the year ended September 30, 2013, the year ended September 30, 2012, the period from Inception to September 30, 2011, or the period from October 1, 2010 to May 15, 2011.

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

At September 30, 2013 and September 30, 2012, our liability to plan participants for salary deferrals under this plan, adjusted for notional gains and losses, was $3.9 million and $4.2 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

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

Net Periodic Pension Cost

The net periodic pension cost of our defined benefit pension plan included the following components:

	Year Ended	Year Ended	Inception to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Interest cost on projected benefit obligation	$294	$337	$139
Expected return on plan assets	(281)	(289)	(121)
Amortization of net loss	20	2	—
Net periodic pension cost	$33	$50	$18

Obligations and Funded Status

Change in benefit obligation:

	Year Ended	Year Ended	Inception to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Projected benefit obligation, beginning of period	$7,757	$6,668	$7,040
Interest cost	294	337	139
Benefits paid	(272)	(299)	(40)
Actuarial loss (gain) on liabilities	95	786	(175)
Foreign currency exchange rate changes	(20)	265	(296)
Projected benefit obligation, end of period	$7,854	$7,757	$6,668

Change in plan assets:

	Year Ended	Year Ended	Inception to
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Fair value of plan assets, beginning of period	$6,532	$5,646	$5,896
Actual return on plan assets	285	533	(142)
Contributions	428	428	183
Benefits paid	(272)	(299)	(40)
Foreign currency exchange rate changes	40	224	(251)
Fair value of plan assets, end of period	$7,013	$6,532	$5,646

Funded Status:

(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Funded Status	$(841)	$(1,225)	$(1,022)

At September 30, 2013, the accrued benefit obligation is equal to the projected benefit obligation of $7.8 million. The net funded status is included within other liabilities on the consolidated balance sheets. There are no current liabilities or noncurrent assets with respect to the plan in the consolidated balance sheets. There is a $0.6 million loss recognized in other comprehensive income representing the cumulative difference between actual and expected returns on plan assets and the remeasurement of the projected benefit obligation upon updating the discount rate as of September 30, 2013.

Assumptions

The following assumptions were used to determine the benefit obligations and net periodic pension costs:

	September 30, 2013	September 30, 2012	September 30, 2011
Discount rate	4.3%	4.0%	5.1%
Expected long term return on plan assets	4.8%	4.7%	5.0%
Rate of future salary increases	N/A	N/A	N/A

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

	Fair Value of				Percentage of
	Plan Assets at	Fair Value Measurement Using			Fair Value of
Asset Category	September 30, 2013	Level 1	Level 2	Level 3	Plan Assets
Cash	$182	$182	$—	$—	2.6%
Pooled Funds:
UK equities (a)	1,140	1,140	—	—	16.3%
European equities (b)	760	760	—	—	10.8%
Property (c)	407	—	407	—	5.8%
Government bonds (d)	1,138	—	1,138	—	16.2%
Corporate bonds (f)	1,135	—	1,135	—	16.2%
Indexed linked bonds (e)	2,251	—	2,251	—	32.1%
Total	$7,013	$2,082	$4,931	$—	100%

(a)-(b) These are target holdings in pooled pension funds investing in equities in relevant described asset classes.
(c) This is a pooled pension fund holding property.
(d) This consists of holdings in a pooled pension fund invested in long dated UK Gilts.
(e) This is a holding in a pooled pension fund invested in UK long dated index linked bonds.
(f) This is a holding in a pooled pension fund invested in corporate bonds.

	Fair Value of				Percentage of
	Plan Assets at	Fair Value Measurement Using			Fair Value of
Asset Category	September 30, 2012	Level 1	Level 2	Level 3	Plan Assets
Cash	$1,484	$1,484	$—	$—	22.7%
Pooled Funds:
UK equities (a)	883	883	—	—	13.5%
European equities (b)	305	305	—	—	4.7%
North American equities (c)	271	271	—	—	4.1%
Property (d)	525	—	525	—	8.0%
Government bonds (e)	732	—	732	—	11.2%
Corporate bonds (f)	1,789	—	1,789	—	27.4%
Indexed linked bonds (g)	544	—	544	—	8.3%
Total	$6,533	$2,943	$3,590	$—	100.0%

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

In determining the mix of assets, the trustees of the plan have taken into account the plan liabilities. In particular, the significant bond holding is intended to reduce the volatility of the financial position. Net cash flow is currently being held in cash pending a review of the investment strategy. The assets are diversified and are managed in accordance with applicable laws, and with the goal of maximizing the plan’s return within acceptable risk parameters. The pension plan’s assets did not include any of our stock at September 30, 2013 or September 30, 2012.

Estimated Future Benefit Payments

The schedule below shows the estimated future benefit payments for the defined benefit pension plan for each of the years 2014 through 2018 and the aggregate of the succeeding five years (in thousands):

Year ending September 30,	Amount
2014	$211
2015	331
2016	237
2017	257
2018	292
2019-2023	$1,737

There is no further accrual of benefits because plan participants include only terminated employees so the only contributions required are those needed to fund the shortfall in the plan. During 2014, we are currently committed to contribute approximately $0.4 million to the plan to cover the shortfall. Administrative costs of the plan are paid directly by us.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. We recorded rental expense of $19.5 million, $18.4 million and $7.8 million for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, respectively. The Predecessor recorded rental expense of $3.4 million for the period from October 1, 2010 to May 15, 2011. Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2013 are as follows (in thousands):

Year ending September 30,	Amount
2014	$17,305
2015	13,513
2016	9,912
2017	8,731
2018	8,666
Thereafter	7,513
Total	$65,640

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

After the parties had completed fact discovery and begun expert discovery, plaintiffs sought leave to amend their complaint to add two new defendants, the Company's former chief financial officer and the Company's former financial advisor, Moelis & Company. On February 22, 2013, the Court granted plaintiffs leave, and plaintiffs' Third Amended Complaint was filed. On April 5, 2013, pursuant to a stipulation between the parties, the Court dismissed Legacy Epicor from this action with prejudice. On April 29, 2013, the Court overruled demurrers by the new defendants to the Third Amended Complaint.

In light of the amendment of the complaint and the addition of the two new parties, the prior case schedule and trial date have been amended. Pursuant to a stipulation from the parties, the Court has continued the trial date to April 28, 2014.

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants. As of September 30, 2013, the Company has recorded a $7.8 million liability which is included in our audited consolidated balance sheets within accrued expenses and other current liabilities, which represents the Company's portion of the settlement.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents a summary of activity in accumulated other comprehensive loss, net of tax, from Inception through September 30, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Unrealized Loss on Post-Retirement Benefit Plans	Total
Balance at Inception	$—	$—	$—	$—
Activity from Inception to September 30, 2011	(1,908)	(1,173)	(235)	(3,316)
Balance at September 30, 2011	(1,908)	(1,173)	(235)	(3,316)
Fiscal 2012 activity	(207)	(2,967)	(1,000)	(4,174)
Balance at September 30, 2012	(2,115)	(4,140)	(1,235)	(7,490)
Fiscal 2013 activity	(6,627)	889	383	(5,355)
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)

During the year ended September 30, 2013, we recorded a gain of $0.9 million in other comprehensive loss for our cash flow hedge, net of $0.5 million of income tax. During the year ended September 30, 2012 and the period from Inception to September 30, 2011, we recorded losses of $3.0 million and $1.2 million in other comprehensive income for our cash flow hedge. These losses are net of $0.8 million and $1.9 million of income tax, respectively.
NOTE 17— GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the consolidating balance sheets as of September 30, 2013 and September 30, 2012, the consolidating statements of comprehensive loss for the years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011, the consolidating statements of comprehensive loss for the period from October 1, 2010 to May 15, 2011

(Predecessor), the condensed consolidating statements of cash flows for the years ended September 30, 2013 and 2012, the period from Inception to September 30, 2011 and the period from October 1, 2010 to May 15, 2011 (Predecessor).
During fiscal year 2013 and 2012, certain subsidiaries were merged with our principal operations and certain other legal entity changes were made.  The accompanying condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows reflect these changes, and prior period consolidating balance sheets, statements of comprehensive loss and condensed consolidating statements of cash flows have been reclassified to be consistent with the current year presentation.
As part of the ongoing simplification of our legal entity structure, we determined that certain investments in subsidiaries were accounted for on our subsidiaries’ September 30, 2012 balance sheets as intercompany transactions. Accordingly, we have made certain reclassifications on our subsidiaries’ September 30, 2012 balance sheets to properly present these investments within stockholder's equity. The impact of these adjustments increased other assets and equity of guarantor subsidiaries by $123 million and increased other assets and equity of non-guarantor subsidiaries by $296 million. These adjustments had no impact on our 2012 consolidated financial statements.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the audited consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$15,693	$3,040	$64,169	$—	$82,902
Accounts receivable, net	66,253	6,144	64,243	—	136,640
Inventories, net	1,730	761	1,460	—	3,951
Deferred tax assets	17,942	861	2,694	—	21,497
Income tax receivable	9,297	—	1,644	—	10,941
Prepaid expenses and other current assets	10,092	425	26,509	—	37,026
Total current assets	121,007	11,231	160,719	—	292,957
Property and equipment, net	38,532	1,821	24,578	—	64,931
Intangible assets, net	644,624	1,336	84,550	—	730,510
Goodwill	861,530	74,229	366,154	—	1,301,913
Deferred financing costs	29,514	—	—	—	29,514
Other assets	555,158	137,538	67,552	(750,131)	10,117
Total assets	$2,250,365	$226,155	$703,553	$(750,131)	$2,429,942
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$22,283	$1,061	$6,281	$—	$29,625
Payroll related accruals	24,008	1,009	14,687	—	39,704
Deferred revenue	88,079	2,058	67,110	—	157,247
Current portion of long-term debt	22,100	—	—	—	22,100
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	24,376	157	41,710	—	66,243
Total current liabilities	197,557	4,285	129,788	—	331,630
Long-term debt, net of unamortized discount	1,290,283	—	—	—	1,290,283
Deferred income tax liabilities	217,733	(523)	29,709	—	246,919
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	30,777	579	15,739	—	47,095
Total liabilities	1,738,556	4,341	175,236	—	1,918,133
Total stockholder’s equity	511,809	221,814	528,317	(750,131)	511,809
Total liabilities and stockholder’s equity	$2,250,365	$226,155	$703,553	$(750,131)	$2,429,942

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$54,371	$12,193	$64,112	$—	$130,676
Accounts receivable, net	65,452	7,938	55,126	—	128,516
Inventories, net	2,205	1,167	724	—	4,096
Deferred tax assets	11,272	—	4,460	—	15,732
Income tax receivable	5,400	(1,994)	6,589	—	9,995
Prepaid expenses and other current assets	7,806	746	23,057	—	31,609
Total current assets	146,506	20,050	154,068	—	320,624
Property and equipment, net	34,884	2,591	27,777	—	65,252
Intangible assets, net	687,024	1,336	104,637	—	792,997
Goodwill	873,597	74,229	247,540	—	1,195,366
Deferred financing costs	33,416	—	—	—	33,416
Other assets	508,687	42,723	(105,201)	(423,780)	22,429
Total assets	$2,284,114	$140,929	$428,821	$(423,780)	$2,430,084
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$21,430	$1,089	$5,587	$—	$28,106
Payroll related accruals	22,415	987	13,544	—	36,946
Deferred revenue	76,162	3,517	49,237	—	128,916
Current portion of long-term debt	8,700	—	—	—	8,700
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	12,927	(174)	36,661	—	49,414
Total current liabilities	158,345	5,419	105,029	—	268,793
Long-term debt, net of unamortized discount	1,307,878	—	—	—	1,307,878
Deferred income tax liabilities	230,218	(2,534)	27,338	—	255,022
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	32,703	693	10,025	—	43,421
Total liabilities	1,731,350	3,578	142,392	—	1,877,320
Total stockholder’s equity	552,764	137,351	286,429	(423,780)	552,764
Total liabilities and stockholder’s equity	$2,284,114	$140,929	$428,821	$(423,780)	$2,430,084

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$203,786	$31,037	$173,364	$—	$408,187
Services	365,557	16,166	171,821	—	553,544
Total revenues	569,343	47,203	345,185	—	961,731
Operating expenses:
Cost of systems revenues	112,010	23,156	96,171	—	231,337
Cost of services revenues	97,407	6,940	58,812	—	163,159
Sales and marketing	102,826	2,668	59,746	—	165,240
Product development	54,429	2,391	45,753	—	102,573
General and administrative	57,491	1,904	17,185	—	76,580
Depreciation and amortization	139,393	827	20,645	—	160,865
Acquisition-related costs	8,057	—	504	—	8,561
Restructuring costs	131	(23)	4,782	—	4,890
Total operating expenses	571,744	37,863	303,598	—	913,205
Operating income (loss)	(2,401)	9,340	41,587	—	48,526
Interest expense	(92,376)	(9)	(284)	—	(92,669)
Equity in earnings of subsidiaries	32,775	—	—	(32,775)	—
Other income (expense), net	784	(6)	(1,770)	—	(992)
Income (loss) before income taxes	(61,218)	9,325	39,533	(32,775)	(45,135)
Income tax expense (benefit)	(20,845)	3,704	12,379	—	(4,762)
Net income (loss)	(40,373)	5,621	27,154	(32,775)	(40,373)
Other comprehensive loss	(5,355)	—	(6,651)	6,651	(5,355)
Total comprehensive income (loss)	$(45,728)	$5,621	$20,503	$(26,124)	$(45,728)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$214,993	$29,441	$131,053	$—	$375,487
Services	343,446	15,969	120,555	—	479,970
Total revenues	558,439	45,410	251,608	—	855,457
Operating expenses:
Cost of systems revenues	109,846	20,847	81,121	—	211,814
Cost of services revenues	94,864	7,185	42,541	—	144,590
Sales and marketing	94,420	2,361	50,665	—	147,446
Product development	47,568	2,770	32,966	—	83,304
General and administrative	73,084	1,253	1,365	—	75,702
Depreciation and amortization	134,083	741	4,161	—	138,985
Acquisition-related costs	8,593	—	252	—	8,845
Restructuring costs	2,385	273	2,118	—	4,776
Total operating expenses	564,843	35,430	215,189	—	815,462
Operating income (loss)	(6,404)	9,980	36,419	—	39,995
Interest expense	(90,058)	(2)	(423)	—	(90,483)
Equity in earnings of subsidiaries	29,491	—	—	(29,491)	—
Other income (expense), net	2,655	(8)	(2,780)	—	(133)
Income (loss) before income taxes	(64,316)	9,970	33,216	(29,491)	(50,621)
Income tax expense (benefit)	(25,230)	14	13,681	—	(11,535)
Net income (loss)	(39,086)	9,956	19,535	(29,491)	(39,086)
Other comprehensive loss	(4,174)	—	(836)	836	(4,174)
Total comprehensive income (loss)	$(43,260)	$9,956	$18,699	$(28,655)	$(43,260)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Period from Inception to September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$91,580	$12,284	$46,302	$—	$150,166
Services	112,008	6,053	36,528	—	154,589
Total revenues	203,588	18,337	82,830	—	304,755
Operating expenses:
Cost of systems revenues	45,729	8,300	27,243	—	81,272
Cost of services revenues	34,556	2,885	14,799	—	52,240
Sales and marketing	34,571	747	18,339	—	53,657
Product development	17,633	1,565	12,219	—	31,417
General and administrative	23,238	445	3,928	—	27,611
Depreciation and amortization	36,910	344	13,462	—	50,716
Acquisition-related costs	42,555	—	26	—	42,581
Restructuring costs	8,594	508	1,947	—	11,049
Total operating expenses	243,786	14,794	91,963	—	350,543
Operating income (loss)	(40,198)	3,543	(9,133)	—	(45,788)
Interest income (expense)	(36,823)	—	180	—	(36,643)
Equity in loss of subsidiaries	(4,239)	—	—	4,239	—
Other income (expense), net	979	13	(1,249)	—	(257)
Income (loss) before income taxes	(80,281)	3,556	(10,202)	4,239	(82,688)
Income tax expense (benefit)	(24,313)	1,324	(3,731)	—	(26,720)
Net income (loss)	(55,968)	2,232	(6,471)	4,239	(55,968)
Other comprehensive loss	(3,316)	—	(1,908)	1,908	(3,316)
Total comprehensive income (loss)	$(59,284)	$2,232	$(8,379)	$6,147	$(59,284)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Loss

Period from October 1, 2010 to May 15, 2011 (Predecessor)
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Systems	$71,749	$—	$2,000	$—	$73,749
Services	146,716	—	6,865	—	153,581
Total revenues	218,465	—	8,865	—	227,330
Operating expenses:
Cost of systems revenues	38,915	—	1,007	—	39,922
Cost of services revenues	44,263	—	3,603	—	47,866
Sales and marketing	35,022	—	1,178	—	36,200
Product development	18,614	—	1,045	—	19,659
General and administrative	21,342	—	177	—	21,519
Depreciation and amortization	25,088	—	234	—	25,322
Acquisition-related costs	16,846	—	—	—	16,846
Restructuring costs	101	—	(74)	—	27
Total operating expenses	200,191	—	7,170	—	207,361
Operating income	18,274	—	1,695	—	19,969
Interest income (expense)	(33,071)	—	2	—	(33,069)
Equity in loss of subsidiaries	(4,934)	—	—	4,934	—
Other income (expense), net	6,496	—	(6,273)	—	223
Loss before income taxes	(13,235)	—	(4,576)	4,934	(12,877)
Income tax expense (benefit)	(4,846)	—	358	—	(4,488)
Net loss	(8,389)	—	(4,934)	4,934	(8,389)
Other comprehensive income	7,245	—	1,819	(1,819)	7,245
Total comprehensive loss	$(1,144)	$—	$(3,115)	$3,115	$(1,144)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$145,226	$(9,092)	$4,813		$—	$140,947
Investing activities:
Purchases of property and equipment	(13,957)	(61)	(3,170)	—	—	(17,188)
Capitalized computer software and database costs	(11,341)	—	—	—	—	(11,341)
Acquisition of other businesses, less cash acquired	(152,830)	—	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—		—	1,440
Net cash used in investing activities	(176,688)	(61)	(3,170)		—	(179,919)
Financing activities:
Proceeds from senior secured credit and revolving facilities, net of discount	3,050	—	—		—	3,050
Payment of deferred financing fees	(1,641)	—	—		—	(1,641)
Payments on long-term debt	(8,625)	—	—		—	(8,625)
Net cash used in financing activities	(7,216)	—	—		—	(7,216)
Effect of exchange rate changes on cash	—	—	(1,586)		—	(1,586)
Change in cash and cash equivalents	(38,678)	(9,153)	57		—	(47,774)
Cash and cash equivalents, beginning of period	54,371	12,193	64,112		—	130,676
Cash and cash equivalents, end of period	$15,693	$3,040	$64,169		$—	$82,902

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$83,952	$10,576	$39,069	$—	$133,597
Investing activities:
Purchases of property and equipment	(22,864)	(210)	(2,754)	—	(25,828)
Capitalized computer software and database costs	(11,073)	—	—	—	(11,073)
Acquisition of other businesses, less cash acquired	(2,664)	—	(2,192)	—	(4,856)
Sale of short-term investments	—	653	—	—	653
Net cash provided by (used in) investing activities	(36,601)	443	(4,946)	—	(41,104)
Financing activities:
Proceeds of loan from affiliate	2,206	—	—	—	2,206
Payments on long-term debt	(8,700)	—	—	—	(8,700)
Net cash used in financing activities	(6,494)	—	—	—	(6,494)
Effect of exchange rate changes on cash	—	—	(119)	—	(119)
Change in cash and cash equivalents	40,857	11,019	34,004	—	85,880
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$54,371	$12,193	$64,112	$—	$130,676

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Period from Inception to September 30, 2011
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(38,951)	$1,445	$33,608	$—	$(3,898)
Investing activities:
Acquisition of Activant Solutions Inc., net of cash acquired	(886,175)	—	37		(886,138)
Acquisition of Epicor Software Corporation, Inc., net of cash acquired	(717,163)	—	445		(716,718)
Purchases of property and equipment	(5,850)	(271)	(1,308)	—	(7,429)
Capitalized computer software and database costs	(4,271)	—	—		(4,271)
Net cash used in investing activities	(1,613,459)	(271)	(826)	—	(1,614,556)
Financing activities:
Equity investment from Apax	647,000	—	—	—	647,000
Proceeds from senior secured credit and revolving facilities, net of discount	887,925	—	—	—	887,925
Proceeds from Senior Notes	465,000	—	—	—	465,000
Payment of deferred financing fees	(39,730)	—	—	—	(39,730)
Payments on long-term debt	(294,271)	—	—	—	(294,271)
Net cash provided by financing activities	1,665,924	—	—	—	1,665,924
Effect of exchange rate changes on cash	—	—	(2,674)	—	(2,674)
Change in cash and cash equivalents	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$13,514	$1,174	$30,108	$—	$44,796

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

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

The following tables present selected unaudited consolidated statements of comprehensive loss information for each quarter of fiscal years 2013 and 2012 (in thousands):

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2012
Total revenues	$253,512	$241,214	$238,551	$228,454
Total cost of revenues	97,560	99,709	101,160	96,067
Net income (loss)	$(4,370)	$(9,636)	$(12,804)	$(13,563)

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
Total revenues	$224,385	$217,289	$204,376	$209,407
Total cost of revenues	88,821	92,122	87,149	88,312
Net income (loss)	$(6,339)	$(5,850)	$(9,474)	$(17,423)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A — CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this evaluation, they used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been or will be detected.

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

Name	Age	Position
Jason Wright	42	Director (2)
Roy Mackenzie	42	Director (1)
Will Chen	36	Director (1) (2)
Paul Walker	56	Director (1)*
Peter Gyenes	68	Director (2)**
Joseph Cowan	65	President and Chief Executive Officer, Director (3)
Pervez Qureshi	56	Former President and Chief Executive Officer and Director (4)
Kathleen Crusco	48	Executive Vice President and Chief Financial Officer
Donna Troy	57	Executive Vice President and General Manager, ERP Americas
Keith Deane	57	Senior Vice President and General Manager, ERP EMEA
Craig McCollum	55	Executive Vice President and General Manager, Retail Distribution
Noel Goggin	43	Senior Vice President and General Manager, Retail Solutions
(1) Denotes a member of the Audit Committee
* Denotes Audit Committee chairperson
(2) Denotes a member of the Compensation Committee
** Denotes Compensation Committee chairperson
(3) Mr. Cowan was appointed President and CEO on October 4, 2013. He was appointed to the Board on November 4, 2013.
(4) Mr. Qureshi served as President and CEO and as a member of the Board of Directors until October 4, 2013.

Jason Wright

Mr. Wright became a director in May 2011. Mr. Wright joined Apax in 2000 and is a Partner on Apax’s Technology & Telecom team. He currently serves as a board member of Tivit, Realpage (NASDAQ: RP), Trizetto, Paradigm and Plex Systems. Mr. Wright is also the chairman of the Board of Opportunity Network, an education-focused charity in New York City. Prior to joining Apax, Mr. Wright served in a variety of roles at GE Capital, including principal investing on behalf of GE Ventures. Previously, he worked at Accenture, a consulting firm, designing and implementing systems for the financial services and pharmaceutical industries. Mr. Wright received his B.A. in economics from Tufts University and his M.B.A. in finance from The Wharton School of the University of Pennsylvania. We believe Mr. Wright’s qualifications to serve on our Board of Directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Wright has also served on the Board of Directors of a number of public and private companies.

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

Paul Walker

Mr. Walker became a director in November 2011. Mr. Walker currently serves as a board member of Experian plc, European Directories SA, The Perform Group plc, Newcastle Science City Ltd, and the Entrepreneurs’ Forum. Mr. Walker served as a board member of the Sage Group plc until September 2010 and Diageo plc until October 2011. Previously, Mr. Walker was Chief Executive of The Sage Group plc from 1994 to October 2010. He joined Sage in 1984 as Financial Controller and was appointed Finance Director in 1987 prior to flotation on the London Stock Exchange. Mr. Walker qualified as a Chartered Accountant with Ernst & Young, having graduated from York University with an economics degree. We believe Mr. Walker brings to the Board of Directors extensive leadership, operations, financial, accounting, and strategic planning experience. Mr. Walker has also served on the Board of Directors of a number of public and private companies.

Peter Gyenes

Mr. Gyenes became a director in November 2011. Mr. Gyenes has four decades of experience in global technical, sales, marketing, and general management positions within the software and computer systems industries. He is an active investor and board member focusing on technology market opportunities. He is currently the Non-Executive Chairman of Sophos plc, a global security software company. Mr. Gyenes also serves on the board of Pegasystems, VistaPrint Limited, IntraLinks, Inc., RealPage, Inc., and Talend, as well as a number of privately held technology companies, and is a Trustee Emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes served on the board of Lawson Software, Inc., (until July 2011, acquired by Golden Gate / Infor), Netezza Corporation (until 2010, acquired by IBM), Bladelogic, Inc. (until 2008, acquired by BMC), webMethods, Inc. (until 2007, acquired by Software AG) and Applix, Inc. (until 2007, acquired by Cognos). He served as Chairman and CEO of Ascential Software, as well as of its predecessor companies VMark Software, Ardent Software and Informix, and led its growth into the data integration market leader, from 1996 until it was acquired by IBM in 2005. Previously, Mr. Gyenes served as President and CEO of Racal InterLan, Inc., and in executive positions at Data General Corporation, Encore Computer Corporation and Prime Computer, Inc. Earlier in his career, he held sales and technical positions at Xerox Data Systems and IBM. He is a graduate of Columbia University where he received both his B.A. in mathematics and his M.B.A. degree. Mr. Gyenes was awarded the 2005 New England Region Ernst & Young Entrepreneur of the Year award in Software. We believe Mr. Gyenes’ qualifications to serve on our Board of Directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Gyenes has also served on the Board of Directors of a number of public and private companies.

Joseph Cowan

Mr. Cowan was appointed our Chief Executive Officer on October 4, 2013. Mr. Cowan was appointed by the Board as a director of the Company in November 2013. Prior to accepting his position with Epicor, from June to October 2013, Mr. Cowan served as President of DataDirect Networks, a privately-held data storage infrastructure provider. Prior to that, Mr. Cowan served as President, Chief Executive Officer and Director of OnLine Resources Corporation (NASDAQ: ORCC) from June 2010 to March 2013. From June 2009 to June 2010, Mr. Cowan served as a consultant with Vector Capital, a venture capital investment firm. Mr. Cowan served as Chief Executive Officer and a member of the Board of Directors of Interwoven Inc. (NASDAQ: IWOV), a provider of content management software, from April 2007 until its acquisition by Autonomy, Inc. in March 2009. He served as Chief Executive Officer and a director of Manugistics Group, Inc. (NASDAQ: MANU), a provider of supply chain management software, from July 2004 to July 2006. Prior to that, Mr. Cowan served in a variety of other executive senior sales and marketing management positions with companies including, EXE Technologies, Inc., Invensys Automation & Information Systems, Wonderware, Texas Instruments, Eurotherm Corp. (now part of Invensys), Monsanto, and Honeywell Information Systems. Mr. Cowan currently serves as a director of Data Direct Networks and of Nice Systems (NASDAQ: NICE), a provider of internet-based solutions that capture, analyze, and apply in real time, insights from both structured and unstructured big data. He previously served as a director of Blackboard Inc. (NASDAQ: BBBB). Mr. Cowan received a BS degree from Auburn University and an MS degree from Arizona State University. As our President and Chief Executive Officer, Mr. Cowan is a proven executive and strong leader and brings to our Board of Directors extensive executive management experience in the software and technologies industries.

Kathleen Crusco

Ms. Crusco has served as our Executive Vice President and Chief Financial Officer since May 2011. Ms. Crusco joined Activant as Senior Vice President and Chief Financial Officer in May 2007, and was promoted to Executive Vice President in November 2010 and served in that role to May 2011. Prior to joining Activant, Ms. Crusco was Vice President, Worldwide Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer at Polycom, Inc. from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999, as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at PricewaterhouseCoopers LLP in various management roles. In December 2013 Ms. Crusco was appointed to the Board of Directors of Mitchell International, Inc., additionally she will serve as the Audit Committee chairperson. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University, Chico.

Donna Troy
Ms. Troy has served as our Executive Vice President and General Manager, ERP Americas since July 2013. Prior to joining Epicor, Ms. Troy served as Vice President and General Manager of several segments at Dell from January 2008 through February 2012. From July 2004 through April 2007, Ms. Troy served as Senior Vice President, Global SMB and Executive Vice President, Global SME at SAP. From August 2003 through June 2004, Ms. Troy served as Executive Vice President of Global SMB at McAfee. From 1978 through 2001, Ms. Troy held various sales and marketing positions at IBM. Her last position was Vice President, Tivoli Systems, SMB and Channels. Ms. Troy currently serves as an independent director on the board of Pivot 3. Ms. Troy graduated with a Bachelor of Science in Computer Science from North Carolina State University.

Craig McCollum

Mr. McCollum has served as our Executive Vice President and General Manager, Retail Distribution since June 2012. Prior to joining Epicor, McCollum served as president of True North Strategists from 2008 to 2012. From September 2004 to October 2008, McCollum held senior executive sales and operations roles with Microsoft Corporation, including Vice President, US Dynamics and Vice President, Worldwide Dynamics Sales Strategy. From July 2001 to August 2004, Mr. McCollum served as Senior Vice President, Business Solutions at Sage Software. From September 1998 to March 2001, Mr. McCollum served as Vice President of Sales for FieldCentrix Corp. From February 1993 to August 1998, Mr. McCollum served as Managing Director of Sales for Lawson Software. Mr. McCollum received a B.S. in Business and Human Resources Management from California State Polytechnic University.

Noel Goggin
Mr. Goggin has served as our Senior Vice President and General Manager, Retail Solutions since August 2013. Prior to joining Epicor, Mr. Goggin served as Senior Vice President and General Manager of Retail Strategy for Red Prairie from 2007 to 2013. From 2002 to 2007, Mr. Goggin served as Co-Founder and Chief Operating Officer of StorePerform Technologies until it was acquired by Red Prairie. From 2000 to 2002, Mr. Goggin, Mr. Goggin served as Co-Founder and Chief Operating Officer of Evocate. Goggin holds a B.S. in Engineering from Dublin City University in Dublin, Ireland.

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

Former Executive Officers

Pervez Qureshi

Mr. Qureshi served as our President and Chief Executive Officer from May 2011 through October 4, 2013 and as a member of our Board of Directors from November 2011 through October 4, 2013. Mr. Qureshi served as Activant’s President and Chief Executive Officer and one of Activant’s directors from May 2006 to May 2011. Mr. Qureshi joined Activant as a Director of Marketing in 1994. He became Senior Vice President and General Manager of Activant’s Hardlines and Lumber division in 1999, Group President of Activant’s vertical markets in 2004, Senior Vice President and Chief Operating Officer in April 2005, and Executive Vice President in October 2005. Prior to joining Activant, Mr. Qureshi was President of a management consulting company he founded and was Vice President of Marketing at Harvest Software. He has also held management positions at Metaphor Computer Systems and the Hewlett-Packard Company as well as engineering positions at International Business Machines Corporation. Mr. Qureshi holds a B.S.E.E. degree from the University of Lowell and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.

Board Composition and Governance

The composition of our Board of Directors was determined by funds advised by Apax, our beneficial owner. Our Board of Directors is comprised of the following persons:
• our Chief Executive Officer (Mr. Qureshi through October 4, 2013; Mr. Cowan from November 4, 2013 to present);
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

Code of Ethics

The Board of Directors has adopted a Worldwide Code of Business Conduct and Ethics, which is applicable to the Company, including the Chief Executive Officer and President, Chief Financial Officer and all officers of the Company. We will provide a copy of the Worldwide Code of Business Conduct and Ethics upon request made by email to

investorrelations@epicor.com or in writing to Epicor Software Corporation, Attention: Investor Relations, 4120 Dublin Blvd, Suite 300, Dublin, CA 94568. A copy of the Worldwide Code of Business Conduct and Ethics is available on Epicor’s website in the Company - Investors tab.

Epicor will disclose any amendment to the Worldwide Code of Business Conduct and Ethics or waiver of a provision of the Worldwide Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, on our website at www.epicor.com, on the Investors page.

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

Background

On March 25, 2011 (“Inception”), Eagle Parent, Inc. (“Eagle”) was formed under Delaware law at the direction of funds advised by Apax Partners, L.P. and Apax Partners, LLP, together referred to as "Apax", solely for the purpose of acquiring Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., the Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and Epicor Software Corporation (“Legacy Epicor”). On May 16, 2011, Eagle consummated the acquisitions of AGI, Activant and Legacy Epicor, following which, Legacy Epicor, AGI and Activant became wholly-owned subsidiaries of Eagle. These acquisitions and the related transactions are referred to collectively as the “Acquisition” or “Acquisitions.” Effective as of December 31, 2011, Legacy Epicor, AGI and Activant were merged with and into Eagle under Delaware law (the “Reorganization”). In connection with the Reorganization, Eagle changed its name to Epicor Software Corporation. Unless explicitly stated otherwise, references in this report to “we,” “our,” “us” and the “Company” refer to Epicor Software Corporation and its consolidated subsidiaries. Funds advised by Apax and certain of our employees indirectly own all of the outstanding shares of the Company.

Compensation Committee and Management Interaction with the Compensation Committee

The executive Compensation Committee (the “Compensation Committee”) of the Company's Board of Directors (the “Board”) is composed of Messrs. Wright, Gyenes and Chen. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval.

In fiscal year 2013, our Chief Executive Officer and Senior Vice President of Human Resources reviewed compensation for the Named Executive Officers. These reviews considered a number of factors including the historical compensation practices, the experience and existing compensation arrangements with the Named Executive Officer, performance of the Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. Our Chief Executive Officer makes recommendations regarding the compensation of these Named Executive Officers (other than himself) to the Compensation Committee, which takes into account the Chief Executive Officer's recommendation, but may accept, modify or reject one or more of the recommendations, prior to making its recommendation to the Board. All recommendations to the Board with respect to the compensation of our chief executive officer are made solely by the Compensation Committee. The Board reviews the recommendations of the Compensation Committee and all compensation decisions with respect to the Named Executive Officers are finally approved by the Board.

Named Executive Officers

This Compensation Discussion and Analysis describes the 2013 compensation program for our principal executive officer, our principal financial officer, and our other executive officers during fiscal 2013 (the “Named Executive Officers” or “NEOs”). During fiscal 2013, these individuals were:

• Pervez Qureshi, former President and Chief Executive Officer
• Kathleen Crusco, Executive Vice President and Chief Financial Officer
• Donna Troy, Executive Vice President and General Manager, ERP Americas

• Noel Goggin, Executive Vice President and General Manager, Retail Solutions
• Keith Deane, Senior Vice President and General Manager, ERP EMEA

Appointment of Chief Executive Officer

On October 4, 2013, Pervez Qureshi resigned as President and Chief Executive Officer and Director. Also on October 4, 2013, the Company appointed Joseph L. Cowan as Chief Executive Officer. In November 2013, Mr. Cowan was appointed by the Board as a director of the Company. The Compensation tables contained herein discuss compensation for the fiscal year ended September 30, 2013. Accordingly, for purposes of this Compensation Discussion and Analysis, Pervez Qureshi, who served as Chief Executive Officer during the fiscal year ended September 30, 2013, is an NEO. The terms of Mr. Cowan's employment agreement are also included in this compensation discussion and analysis for informational purposes. However, Mr. Cowan was not an NEO for the fiscal year ended September 30, 2013.

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

Elements of Our Executive Compensation Program

Overview

For fiscal year 2013, the principal elements of compensation for the Named Executive Officers included:
• annual cash compensation consisting of base salary and performance-based incentive bonuses;
• long-term equity incentive compensation;
• health and welfare benefits;
• retirement benefits;
• deferred compensation arrangements; and
• severance and/or change of control benefits.

Annual Cash Compensation

Annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of each Named Executive Officer’s base salary and annual targeted performance-based cash compensation in relation to the total targeted cash compensation for each such officer for fiscal year 2013. Mr. Qureshi's cash target incentive was 50% of his total targeted cash compensation due to his position and ability to influence the overall strategy of the Company. Mr. Deane's cash target incentive represents 50% of his total targeted cash compensation due to the complexity and size of managing an international business. The Compensation Committee believes that the split between salary and incentive cash compensation provides the appropriate balance and range of fixed compensation for day-to-day responsibilities and incentives to drive achievement of specific goals over a relatively short-term.

Named Executive Officer	Base Salary as % of Total Targeted Cash Compensation	Target Incentive as % of Total Targeted Cash Compensation
Pervez Qureshi	50.0%	50.0%
Kathleen Crusco	59.6%	40.4%
Keith Deane	50.0%	50.0%

Ms. Troy and Mr. Goggin joined the Company during the fourth quarter of fiscal 2013, and as a result, they received a prorated portion of their targeted cash compensation. For fiscal 2013, Ms. Troy and Mr. Goggin's prorated base salary as a percent of their total prorated target cash compensation was 54.5% and 69.0%, respectively, and Ms. Troy and Mr. Goggin's prorated target incentive bonus as a percent of total prorated target cash compensation was 45.5% and 31.0%, respectively. Mr. Goggin's fiscal 2013 target incentive compensation was negotiated as part of his employment agreement. If Ms. Troy and Mr. Goggin had been employed by the Company for the full fiscal year, Ms. Troy and Mr. Goggin's annual base salary as a percent of total targeted cash compensation would have been 58.6% and 62.5%, respectively, and Ms. Troy and Mr. Goggin's target incentive as a percent of total targeted cash compensation would have been 41.4% and 37.5%, respectively.

Base Salary

Historically compensation for the executives has been determined on an annual basis using compensation survey data representing the pay practices of a broad set of companies of a comparable size in a comparable industry. We believe that this aggregated data provides us with appropriate benchmarks as these companies provide technology products and services and compete with us for superior executive and employee talent. The survey data has generally been derived from the Radford Executive Survey, and includes data relative to (i) software companies with revenue between $200 million and $1 billion, (ii) software companies with revenue over $1 billion, and (iii) a select group of ERP and Software companies reporting revenues ranging from 50% to 200% of our reported revenues (such companies, collectively, the "Survey Group").

For fiscal 2013, we included the following companies in our Survey Group:

Autodesk	Compuware	Kronos	Rovi
BMC Software	Convergys	McAfee	Sage
Cadence Design Systems	CSG Systems	Opentext	Salesforce.com
Check Point	Informatica	Progress Software	Synopsys
Citrix Systems	JDA Software	Red Hat	TIBCO Software

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

Annual compensation reviews are typically performed in the second quarter of each fiscal year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to the Named Executive Officers. In fiscal year 2013, the CEO and Senior VP of Human Resources recommended an increase in base salary for Ms. Crusco of $10 thousand, effective as of April 1, 2013, to retain and incentivize Ms. Crusco. This recommendation was reviewed and approved by the Compensation Committee. No change was made to the CEO's compensation in fiscal 2013.

Base salaries earned by the Named Executive Officers for fiscal years 2013, 2012 and 2011 are set forth in the Summary Compensation Table below.

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

For fiscal year 2013, Revenue and EBITDA were selected as the financial metrics for the IB Plan. Under the terms of the IB Plan, the IB bonus pool is only funded when the Revenue and EBITDA thresholds are exceeded. However, if the Revenue and EBITDA thresholds are exceeded by an amount that would cause the bonus pool to be funded in an amount that would result in the payment of de minimis bonuses or would otherwise be impractical, the Compensation Committee may decide not to fund the bonus pool for that fiscal year. For fiscal year 2013, the Named Executive Officers were eligible to receive performance based incentive bonuses under the IB Plan with payouts ranging from 0% to 200% of a participant’s target bonus amount for the periods mentioned above. Mr. Qureshi's and Ms. Crusco's Incentive Bonus targets are based upon Company level financial achievement against the Compensation Committee determined targets.  Ms. Troy, Mr. Goggin and Mr. Deane's Incentive Bonus targets are weighted 30 percent based upon Company level achievement and 70 percent based upon relative business unit achievement.  Following the determination of the targeted achievement levels, the Compensation Committee allocates any remaining IB pool funds by adjusting the payout percentages at the Company and business unit level across all IB plan participants.

For fiscal year 2013, the Compensation Committee approved the following company-level Revenue and EBITDA targets for purposes of funding the IB Plan pool (in millions):

	Fiscal Year 2013 Target Range
	Low	Goal	High
Revenue[1]	$948	$1,008	$1,069
EBITDA[2]	$241	$259	$272

1 The revenue target excludes the impact of deferred revenue purchase accounting adjustments
2 The EBITDA target is based upon the internal management calculation of EBITDA

For fiscal year 2013, the Compensation Committee approved an EBITDA and Revenue matrix that allows for a Threshold, Target and Maximum Bonus Pool funding based on certain achievement percentage levels:

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
For the year ended September 30, 2013, the IB Plan payout percentage was 84% of the targeted bonus amount for each of Mr. Qureshi and Ms. Crusco, as determined by the Compensation Committee based upon the Company's overall financial performance. The IB Plan payout was 40% of the targeted bonus amount for Mr. Deane, and, in the case of Ms. Troy and Mr. Goggin, due to the fact that their employment with the Company was for less than the full year, 19.5% of the targeted bonus amount for Ms. Troy and 12.5% of the targeted amount for Mr. Goggin, in each case determined on the basis of a combination of the overall Company IB payout and business unit IB payout.

While our Compensation Committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of the Company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonus targets are described below in the section entitled “Employment and Severance Arrangements with the Named Executive Officers” and the amounts actually earned by the Named Executive Officers for fiscal year 2013 are set forth in the Summary Compensation Table below.

In addition to the IB plan payouts, Mr. Qureshi, Ms. Crusco and Mr. Deane were paid discretionary bonuses by our indirect parent company, EGL Midco, for services they provided on behalf of EGL Midco in connection with the issuance of the Midco Notes. Mr. Qureshi and Ms. Crusco were each paid a discretionary bonus of $175,000, and Mr. Deane was paid a discretionary bonus of $25,000. These bonuses were approved by the Compensation Committee and are reflected in the bonus column of the Summary Compensation Table below.

Long-Term Equity Incentive Compensation

During fiscal 2012, our Board of Directors approved a restricted unit plan (described below) pursuant to which restricted units (“RUs”) in Eagle Topco LP ("Partnership") are granted to directors, executives and other senior management employees which provides these employees and service providers with an opportunity to acquire an indirect ownership interest in us. This arrangement was designed to promote the long-term objectives of the Company and provide an incentive for the employees and service providers to remain in our employment or service, as applicable, long-term. The Compensation Committee believes these objectives are reinforced by the vesting criteria for the RUs. There are three categories of Series C RUs which vest based on a combination of service, performance and market conditions. These three categories are described below.

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

The terms of the RUs, including the vesting terms and targets, are set forth in the Form of Restricted Unit Agreement which has been filed with the SEC.

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

Deferred Compensation Arrangements

The Deferred Compensation Plan was adopted by the Predecessor effective December 31, 2008 and assumed by Epicor Software Corporation upon consummation of the Acquisitions. Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2013 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies. For fiscal year 2013, none of the current Named Executive Officers participated in the Deferred Compensation Plan.

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

Employment and Severance Agreements and Arrangements with the Named Executive Officers

The following is a summary of our executive officers' employment arrangements:

Joseph L. Cowan - Employment Agreement. In connection with his appointment as Chief Executive Officer, Mr. Cowan entered into an Employment Agreement with the Company on October 4, 2013 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Cowan is entitled to:

•	An annual cash salary of $650,000.

•
Eligibility for an annual cash bonus payment under the Company’s cash bonus plan as may be in effect from time to time and based on a performance plan and goals agreed to by the Board of Directors of the Company. The initial cash bonus opportunity provides for a target bonus opportunity amount equal to 100% of Mr. Cowan’s base salary, or $650,000 upon attainment of such performance goals (the “Initial Target Bonus”).

•	A $3,000 per month housing and automobile allowance.

•	Participate in the Company's health plan and other Company benefit programs including the Company's 401(k) savings program, Deferred Compensation Program and other employee benefit programs.

Pursuant to the terms of his Employment Agreement, should his employment with the Company be terminated under a variety of conditions, Mr. Cowan is also to receive the following severance and separation benefits:

•
In the event that Mr. Cowan’s employment with the Company is terminated as a result of his death or disability (as defined in the Employment Agreement), the Employment Agreement provides that Mr. Cowan will be paid "Accrued Benefits" which consist of the following:

i.	any earned and unpaid salary and any accrued and unpaid annual bonus for any year prior to the year of termination;

ii.	accrued and unpaid vacation,

iii.	reimbursement for any unreimbursed business expenses; and

iv.	any other payments, benefits and programs to which Mr. Cowan may be entitled under any other arrangements or programs of the Company.

•
In the event Mr. Cowan’s employment with the Company is terminated by the Company for cause (as defined in the Employment Agreement) or by Mr. Cowan without good reason (as defined in the Employment Agreement), the employment Agreement provides that he will be entitled to the Accrued Benefits.

•
If Mr. Cowan’s employment with the Company is terminated by the Company without cause, by Mr. Cowan for good reason or as a result of the non-extension of the Employment Agreement by the Company, Mr. Cowan will be entitled to receive:

(i) the Accrued Benefits and, subject to the execution of a release of claims and compliance with certain restrictive covenants, including non-solicitation and non-competition agreements, an amount equal to the sum of his Base Salary and Target Bonus in effect at the time of termination payable over 12 months following the termination;
(ii) a pro rata portion of his annual bonus based on the actual results for the year of his termination and the number of days he served during such year; and
(iii) continued participation by him and his eligible dependents in the Company’s group health plans for 18 months at the Company’s expense, subject to certain limitations and continued eligibility.

•
In the event severance payments and benefits trigger excise taxation under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”), the Company has agreed, with respect to such payments, to use its reasonable best efforts to obtain stockholder approval satisfying the requirements of Section 280G(b)(5) of the Code (the “Stockholder Approval”), such that no portion of the payments or benefits will be subject to the Excise Tax. In the event that the Stockholder Approval is not obtained for any reason, then such payments shall be either (x) reduced to the extent necessary to avoid application of the Excise Tax or (y) provided to Mr. Cowan in full, which of the foregoing amounts, results in the receipt by Mr. Cowan, on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under the Excise Tax.

Mr. Cowan will not receive any compensation for his service as a director.

Mr. Cowan's Employment Agreement is filed as Exhibit 10.12 to this Annual Report on Form 10-K.

In connection with his appointment as CEO and President, the Board, following the recommendation of its Compensation Committee, granted Mr. Cowan 5,186,873 Series C restricted units (“RUs”) in Eagle Topco LP ("Partnership") under the Company’s restricted partnership unit plan. The RU’s are scheduled to vest pursuant to the vesting conditions described in Mr. Cowan's RU agreement which is included as Exhibit 10.13 to this Annual Report on Form 10-K.

Pervez Qureshi - Employment Agreement. Effective as of January 5, 2012, the Company entered into an employment agreement with Mr. Qureshi (the “Epicor Agreement”), pursuant to which Mr. Qureshi served as Chief Executive Officer of the Company until October 4, 2013. Under the Epicor Agreement, Mr. Qureshi received an annual base salary of $650,000 during the fiscal year ended September 30, 2013 and through the date of his resignation on October 4, 2013. Mr. Qureshi was also entitled to an annual target incentive bonus payment under the Company’s annual bonus plan with a target bonus opportunity equal to 100% of Mr. Qureshi’s base salary. Mr. Qureshi was eligible to receive an annual incentive payment upon attainment of threshold performance of one or more performance goals established by the Board or a committee thereof, with greater amounts or lesser amounts paid for performance above and below the threshold performance. Mr. Qureshi was also entitled to participate in the Company’s benefit plans, including health and wellness benefits and 401(k) match, that are available to employees generally and the Company maintained a life insurance policy with a death benefit of $2.0 million payable to Mr. Qureshi’s beneficiaries.

As a result of Mr. Qureshi's departure from the Company, Mr. Qureshi was entitled to receive payments as set forth in items (i) through (iv) below: (i) 3.0 times his annual base salary in effect at the time of termination, (ii) four days of prorated fiscal 2014 target bonus and (iii) continued participation by Mr. Qureshi and his eligible dependents in the Company’s group health plans for 18 months at the Company’s expense, subject to certain limitations and continued eligibility. See "Potential Payments upon Termination or Change of Control" below for a summary of the amounts paid to Mr. Qureshi in connection with his departure.

Kathleen Crusco. In fiscal year 2013, Ms. Crusco was paid a base salary of $405,000 per annum (effective April 1, 2013, her base salary increased from $400,000 to $410,000) and she is eligible to receive an annual target incentive bonus under the IB Plan of $274,000 (effective April 1, 2013, her target incentive bonus increased from $240,000 to $308,000). Ms. Crusco is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Ms. Crusco is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums. In November 2013, Ms. Crusco's employment agreement was amended to increase her severance benefit from nine months to twelve months in connection with Ms. Crusco's relocation to Austin, TX.

Donna Troy. Ms. Troy's employment with the Company began in our fiscal fourth quarter of 2013. Ms. Troy’s base salary is $410,000 per annum and she is eligible to receive an annual target incentive bonus of $290,000. Ms. Troy received a prorated base salary and target incentive bonus in fiscal year 2013. Ms. Troy is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Ms. Troy is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Noel Goggin. Mr. Goggin’s employment with the Company began in our fiscal fourth quarter of 2013. Mr. Goggin’s base salary is $350,000 per annum and he is eligible for an annual target incentive bonus of $210,000. Mr. Goggin received a prorated base salary and negotiated target incentive bonus in fiscal year 2013. Mr. Goggin is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. Goggin is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Keith Deane. In fiscal year 2013, Mr. Deane was paid a base salary of $312,314 per annum for fiscal year 2013, and he is eligible to receive an annual target incentive bonus under the IB Plan of $312,314. Mr. Deane is entitled to six months of severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. Deane is provided with health benefits and certain company paid life insurance premiums.

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

Will Chen
Peter Gyenes
Jason Wright

Summary of Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by or paid by us to the Named Executive Officers for services rendered during the fiscal years 2013, 2012 and 2011.

Name and principal position	Fiscal year	Salary	Bonus	Stock Awards (1)	Non-Equity incentive plan compensation (2)	All other compensation (3)	Total
Pervez Qureshi (4)	2013	$650,013	$175,000	$—	$548,600	$6,977	$1,380,590
Former President and Chief Executive Officer	2012	$650,025	$—	$8,528,542	$650,000	$6,727	$9,835,294
	2011	$525,845	$151,667	$—	$594,825	$7,944,461	$9,216,798
Kathleen Crusco (5)	2013	$405,008	$175,000	$—	$231,256	$28,980	$840,244
Executive Vice President and Chief Financial Officer	2012	$400,015	$—	$1,370,211	$220,000	$7,259	$1,997,485
	2011	$382,746	$25,000	$—	$226,190	$1,515,159	$2,149,095
Donna Troy	2013	$86,970	$—	$1,483,485	$56,673	$12,985	$1,640,113
Executive Vice President and General Manager, ERP Americas
Noel Goggin (6)	2013	$58,333	$—	$890,091	$26,250	$14	$974,688
Senior Vice President and General Manager, Retail Solutions

Keith Deane (7)	2013	$312,314	$25,000	$296,697	$126,415	$16,169	$776,595
Senior Vice President and General Manager, ERP EMEA	2012	$200,339	$37,520	$365,390	$64,322	$1,388	$668,959

(1)
The amounts in this column reflect the full grant date fair value of equity awards granted within respective fiscal year computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 10 - Share Based Compensation of our audited consolidated financial statements for further information regarding the assumptions used in the valuation.

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

(4)	Mr. Qureshi received a discretionary bonus in fiscal year 2013 upon issuance of the Midco Notes. Additionally, Mr. Qureshi retention bonus of $151,667 for fiscal year 2011.
(5)
In fiscal 2013, Ms. Crusco received a discretionary bonus upon issuance of the Midco Notes. In fiscal 2011, Ms. Crusco received an integration bonus of $25,000. Each of these amounts are reflected in the table above under the column titled "Bonus."

(6)	Mr. Goggin's fiscal 2013 IB Plan bonus was negotiated as part of his employment agreement.
(7)	In fiscal 2013, Mr. Deane received a discretionary bonus upon issuance of the Midco Notes. This amount is reflected in the table above under the column titled "Bonus."

All Other Compensation

Name	Fiscal Year	401(K) Match	Life Insurance	Relocation	Tax Gross-Up	Payments Related to Acquisition (1)	Separation Payment	Total
Pervez Qureshi	2013	$4,687	$2,290	$—	$—	$—	$—	$6,977
	2012	$4,437	$2,290	$—	$—	$—	$—	$6,727
	2011	$3,000	$3,313	$—	$—	$7,938,148	$—	$7,944,461
Kathleen Crusco	2013	$7,823	$188	$—	$20,969	$—	$—	$28,980
	2012	$7,084	$175	$—	$—	$—	$—	$7,259
	2011	$3,000	$614	$—	$—	$1,511,545	$—	$1,515,159
Donna Troy	2013	$256	$33	$7,533	$5,163		$—	$12,985
Noel Goggin	2013	$—	$14	$—	$—	$—	$—	$14
Keith Deane	2013	$15,615	$554	$—	$—	$—	$—	$16,169
	2012	$—	$1,388	$—	$—	$—	$—	$1,388

(1)
In connection with the Acquisitions, holders of vested options under the Activant 2006 Incentive Stock Plan with an exercise price per share less than the per share merger consideration of $7.08 received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the canceled option. Simultaneously and in conjunction with the acquisitions all unvested options immediately became vested and subject to the option cancellation payment. Our named executive officers received aggregate option cancellation payments as follows: (i) $7,938,148 for Mr. Qureshi and (ii) $1,111,545 for Ms. Crusco. Ms. Crusco also received a discretionary cash bonus of $400,000 in connection with the Activant Acquisition.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Threshold	Target (2)	Maximum	Threshold	Target	Maximum	Grant Date Fair Value of Stock and Option Awards (3)
		(Units)	($)	($)	($)	(Units)	(Units)	(Units)	($)
Pervez Qureshi		—	$325,000	$650,000	$1,300,000	—	—	—	$—

Kathleen Crusco		—	$154,000	$308,000	$616,000	—	—	—	$—

Donna Troy	8/16/2013	1,000,000	$36,250	$72,500	$145,000	416,700	666,700	1,000,000	$1,483,485

Noel Goggin	8/16/2013	600,000	$26,250	$52,500	$105,000	250,020	400,020	600,000	$890,091

Keith Deane	5/16/2013	200,000	$161,430	$322,860	$645,720	83,340	133,340	200,000	$296,697

(1)
The amounts in this column show the potential value of the payout for each Named Executive Officer under our IB Plan if the IB Plan EBITDA and Revenue are achieved at the threshold, target and maximum levels, with the threshold level determined as the amount payable if the IB plan bonus pool is funded at the lowest level above which the Compensation Committee retains the discretion not to fund possible de minimis or impracticable payments. For a further discussion of the IB Plan, see "Elements of Our Executive Compensation Program - Annual Cash Compensation - Performance Based Incentive Bonuses" above. Amounts actually earned under the IB Plan are set forth in the Summary Compensation Table above.

(2)
Represents targets as of September 30, 2013. Ms. Troy and Mr. Goggin's target amounts are prorated based on their start date in the fourth quarter of fiscal 2013. Mr. Goggin's threshold incentive bonus represents a guaranteed incentive bonus for fiscal 2013 negotiated in connection with his employment agreement.

(3)
In addition to the amounts disclosed above, the fiscal 2013 EBITDA targets were set for 583,524 Series C Performance Units with a total value of $972,618 for Mr. Qureshi. Additionally, the fiscal 2013 EBITDA targets were set for 93,750 Series C Performance Units with a total value of $156,263 for Ms. Crusco, and the fiscal 2013 EBITDA targets were set for 28,125 Series C Performance Units with a total value of $46,969 for Mr. Deane.

Outstanding Equity Awards at Fiscal Year-End

The following table presents unvested outstanding equity awards outstanding at fiscal year-end for each of our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Pervez Qureshi (1)	5,762,340	$3,947,798

Kathleen Crusco (2)	925,788	$634,260

Donna Troy (3)	1,000,000	$62,500

Noel Goggin (4)	600,000	$37,500

Keith Deane (5)	513,527	$93,634

(1)
Includes 1,701,637 units which vest annually over four years based on employee service, 948,576 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 3,112,127 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event. Upon termination, no further vesting of RUs will occur. Pursuant to the a call provision in the RU agreement, the Company has the right to convert vested units into a right to receive the call date fair value of vested and unvested units into a right to receive the employee contribution. Should the Company exercise the call provision, these amounts would be paid at the time of a qualifying liquidity event. Should the Company decide not to exercise the call provision, any vested units will have the same rights as other vested units at the time of a qualifying liquidity event.

(2)
Includes 273,388 units which vest annually over four years based on employee service, 152,400 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 500,000 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(3)
Includes 416,667 units which vest annually over four years based on employee service, 250,000 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 333,333 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(4)
Includes 250,000 units which vest annually over four years based on employee service, 150,000 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 200,000 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(5)
Includes 197,902 units which vest annually over four years based on employee service, 115,625 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 200,000 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

Options Exercised and Stock Vested During Fiscal Year 2013

	Number of Units	Value Realized
	Acquired on Vesting	Upon Vesting
Pervez Qureshi (1)	1,556,076	$3,610,096

Kathleen Crusco (2)	250,002	$580,005

Donna Troy (3)	—	$—

Noel Goggin (3)	—	$—

Keith Deane (4)	86,473	$62,481

(1)
Includes 972,552 Series C units which vested pursuant to completion of service conditions and 583,524 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(2)
Includes 156,252 Series C units which vested pursuant to completion of service conditions and 93,750 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(3)	Units were granted during Q4 of FY13. Accordingly, no units vested during FY13.
(4)
Includes 52,098 Series C units which vested pursuant to completion of service conditions and 34,375 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(5)	For each executive, includes Series C units vested at the end of fiscal 2012 plus Series C units vested during fiscal 2013.

Non-Qualified Deferred Compensation for Fiscal Year 2013

None of the Named Executive Officers participated in the non-qualified deferred compensation plan during the fiscal year ended September 30, 2013.

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

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2013, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Without Cause or for Good Reason or Upon Qualifying Termination of Employment

Name	Base Salary	Target Incentive Bonus (4)	Health Benefits	Total
Pervez Qureshi (1)	$1,950,000	$7,123	$16,263	$1,973,386
Kathleen Crusco (2)	$307,500	$231,000	$8,132	$546,632
Donna Troy (2)	$307,500	$217,500	$8,132	$533,132
Noel Goggin (2)	$262,500	$157,500	$—	$420,000
Keith Deane (3)	$161,430	$—	$13,654	$175,084

(1)
Represents 300% of the executive officer's base salary, four days of prorated bonus for fiscal 2014, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of 18 months, pursuant to the terms of the Employment Agreement described above. Mr. Qureshi resigned from the Company on October 4, 2013. The amounts shown above represent the amounts paid to Mr. Qureshi in connection with his resignation, excluding amounts earned for the first four days of October 2013.

(2)
Represents the executive officer's base salary for a period of nine months, target bonus for a period of nine months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of nine months, pursuant to the terms of Ms. Crusco's employment agreement as of September 30, 2013. On November 4, 2013, Ms. Crusco's employment agreement was amended to provide for twelve months of salary and twelve months of target bonus and COBRA upon qualifying termination of employment.

(3)
Represents the executive officer's base salary for a period of six months, the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of six months, and car allowance for six months.

(4)
IB Plan bonus amounts represent incremental payments triggered by the executive's assumed termination on September 30, 2013, and exclude IB Plan bonus amounts earned during the fiscal year ended September 30, 2013, which would be paid separately.

Change of Control or Initial Public Offering

Name	Restricted Units (1)
Pervez Qureshi	$10,885,798
Kathleen Crusco	$1,748,932
Donna Troy	$62,500
Noel Goggin	$37,500
Keith Deane	$161,240

(1)	Represents the price to repurchase the executives' RUs in a hypothetical change of control or initial public offering occurring on September 30, 2013.

Director Compensation

In fiscal year 2012, we began paying our independent directors, Messrs. Gyenes and Walker, an annual director fee of $50,000 as well as an annual committee fee of $20,000 for each committee on which a director services. Each of Mr. Gyenes and Walker received cash fees totaling $70,000 in fiscal year 2013. In addition, during fiscal 2012, we granted 342,334 RUs in Eagle Topco to each of Messrs. Gyenes and Walker. As of September 30, 2013, 192,563 of each director's RUs are vested and 149,771 of each director's RUs are unvested. The unvested units vest in 7 equal quarterly installments from November 16, 2013 through May 16, 2015 based on completion of service by the directors. We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

Director compensation for fiscal year 2013 was as follows:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Total
Peter Gyenes	$70,000	$—	$70,000
Paul Walker	$70,000	$—	$70,000

1 The amounts in this column reflect the full grant date fair value of equity awards granted within respective fiscal year computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 10 - Share Based Compensation in our audited consolidated financial statements for further information regarding the assumptions used in the valuation.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - OPEN

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

The following table sets forth information with respect to the ownership as of September 30, 2013 for (a) each person known by us to own beneficially more than a 5% equity interest in Eagle Topco, (b) each member of our Board of Directors, (c) each of our named executive officers, and (d) all of the named executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Eagle Topco. Share amounts indicated below reflect beneficial ownership, through Eagle Topco, by such entities or individuals of these 100 shares of Epicor Software Corporation.

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

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
Funds Advised by Apax (1)	100	100%
Executive Officers and Directors
Jason Wright (2)	100	100%
Roy Mackenzie (2)	100	100%
Will Chen (2)	100	100%
Paul Walker	—	—%
Peter Gyenes	—	—%
Pervez Qureshi (3)	—	—%
Kathleen Crusco (4)	—	—%
Donna Troy (5)	—	—%
Craig McCollum (6)	—	—%
Noel Goggin (7)	—	—%
Keith Deane (6)	—	—%

All executive officers and directors as a group (2)	100	100%

(1)
Epicor Software Corporation shares shown as beneficially owned by funds advised by Apax reflect an aggregate of the following record ownership: (i) 147,228,678 Series A units of Eagle Topco held by Apax
Europe VII Nominees Limited, (ii) 23,195,878 Series A units of Eagle Topco held by Eagle AIV LP, (iii)
12,950,194 shares of Eagle Topco held by Apax US VII L.P., and (iv) 43,078,646 Series A units of Eagle
Topco held by Apax Europe VI Nominees Limited. The address of Apax Partners, L.P. is 601 Lexington
Avenue, 53rd Floor, New York, NY 10022. Each of Messrs. Wright and Mackenzie (partners of Apax) and Mr. Chen (principal of Apax) may share voting and dispositive power over units held by funds advised by Apax.

(2)
Consists of the units listed in footnote (1) above, which are held by the funds advised by Apax. Each of
Messrs. Wright, Mackenzie (partners of Apax) and Mr. Chen (principal of Apax) may share voting and dispositive power over units held by funds advised by Apax.

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

(5)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Troy does currently own 1,000,000 Series C units of Eagle Topco for which Ms. Troy paid $3,200.

(6)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. McCollum does currently own 800,000 Series C units of Eagle Topco for which Mr. McCollum paid $2,560.

(7)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Goggin does currently own 600,000 Series C units of Eagle Topco for which Mr. Goggin paid $1,920.

(8)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Deane does currently own 600,000 Series C units of Eagle Topco for which Mr. Deane paid $1,920.

Series A, B and C units of Eagle Topco entitle the holder to a return of capital based on the amount that such holder originally paid for the units. Accordingly, holders of Series A units and holders of Series B units may be entitled to a greater return than holders of Series C units. Following the full return of capital and certain other accrued payments, Series A, Series B and Series C units participate equally in any additional proceeds available for return. Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Vesting of Series C Units	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	18,799,863	N/A	4,071,527
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	18,799,863	N/A	4,071,527

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

Parent Company PIK Toggle Notes

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

During the year ended September 30, 2013, we did not make any distributions to EGL Midco to service the Midco Notes. See Note 6 - Debt, in our audited consolidated financial statements, for further information regarding the Midco Notes.

Policies and Procedures for Review and Approval of Related Party Transactions
Our Audit Committee charter specifies that the Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions for which review or approval is required by applicable law or that are required to be disclosed in the Company's financial statements or SEC filings. All related party transactions have been approved in accordance with this charter.
We use various methods to identify potential related party transactions, including an annual “conflict of interest” survey pursuant to which employees that report to our Chief Executive Officer or the Chief Financial Officer, generally, vice-presidents and above, identify transactions in which they have an interest as well as certain personal and business relationships. Similarly, directors and officers annually complete a questionnaire in which they also identify transactions that may be required to be disclosed under Item 404(a) of Regulation S-K, as well as certain personal and business relationships. Information regarding a person's affiliations and relationships is tracked internally to aid in the identification of potentially related party transactions on a real-time basis as they arise throughout the year. Identified transactions are reviewed by management, including by internal legal counsel, and, as necessary, approved, by management. In addition, pursuant to our code of conduct, employees, directors and officers have an affirmative obligation to disclose any potential conflicts of interest. To the extent any transactions are identified that may be required to be disclosed pursuant to Item 404(a) of Regulation S-K, in our financial statements or otherwise, such transactions would be presented to the Audit Committee for approval. Finally, we have has a single stockholder, so any material transactions between the Company and such stockholder would be reviewed by the Audit Committee.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by Ernst & Young LLP ("EY") for the audits of the Company's consolidated annual financial statements for the fiscal years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011 and for the reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q during the fiscal years ended September 30, 2013 and 2012, and fees billed for other services rendered by EY during those periods.

	Year ended	Year ended	Inception to
	September 30, 2013	September 30, 2012	September 30, 2011
Audit fees (1)	$1,325,000	$1,200,000	$1,200,000
Tax fees (2)	345,174	286,884	—
All Other fees (3)	385,700	327,885	100,000
Total	$2,055,874	$1,814,769	$1,300,000

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

(3) All Other Fees consist of special services relating to our opening balance sheet valuation, restricted unit valuation, S-4 filing, statutory audits, acquisition activities, SEC correspondence, and other services related to our debt obligations.

The Company did not incur any other fees for professional services rendered by EY other than those disclosed above for the fiscal years ended September 30, 2013 and 2012 and the period from Inception to September 30, 2011.

Non-Audit services are pre-approved by the Company's Audit Committee after considering the impact of said services on the independence of the Company's principal accountants.

All Non-Audit services rendered by E&Y have been pre-approved by the Audit Committee in accordance with these policies.

PART IV
Item 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements: The audited consolidated financial statements of Epicor Software Corporation are set forth in Part II, Item 8 of this report.

(2) All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the audited consolidated financial statements or related notes included in Part II, Item 8 of this report.

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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

By: /s/ Kathleen M. Crusco
Name: Kathleen M. Crusco
Title: Chief Financial Officer
Date: December 11, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. Cowan and Kathleen M. Crusco, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: December 11, 2013	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director
Principal Executive Officer

Date: December 11, 2013	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer
Principal Financial and Accounting Officer

Date: December 11, 2013	/s/ Jason Wright
Jason Wright
Director

Date: December 11, 2013	/s/ Roy Mackenzie
Roy Mackenzie
Director

Date: December 11, 2013	/s/Paul Walker
Paul Walker
Director

Date: December 11, 2013	/s/Peter Gyenes
Peter Gyenes
Director

Date: December 11, 2013	/s/Will Chen
Will Chen
Director

Exhibits Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Indenture dated May 16, 2011, among the company, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Trustee(1)
4.2	Form of 85⁄8% Senior Notes due 2019 (contained in Exhibit 4.1) (1)
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

10.2	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers(1)
10.3	Employment Agreement, dated as of January 5, 2012 between the Company and Pervez Qureshi(1)
10.4	Form of Restricted Unit Agreement under the Company’s restricted unit plan(1)
10.5	Services Agreement, dated as of December 31, 2011, by and between the Company and EGL Holdco, Inc. (1)
10.6	Material Event Services Agreement, dated as of December 31, 2011, by and between the Company and Apax Partners, L.P. (1)
10.7	Amended and Restated Agreement of Limited Partnership of Eagle Topco LP, dated as of December 9, 2011 (1)
10.8	Stockholders Agreement, dated as of May 16, 2011, by and among Eagle GP, Inc. and certain other parties named therein (1)
10.9	Schedules and Exhibits to the Credit Agreement, dated as of May 16, 2011 (2)
10.10
Amendment No. 1 dated as of March 7, 2013 to Credit Agreement dated as of May 16, 2011, among the Company, EGL Holdco, Inc., Royal Bank of Canada, as administrative agent, and each lender from time to time party thereto (2)

10.11
Amendment No. 2 dated as of September 20, 2013 to Credit Agreement dated as of May 16, 2011, among the Company, EGL Holdco, Inc., Royal Bank of Canada, as administrative agent, and each lender from time to time party thereto (2)

10.12	Employment Agreement, dated as of October 4, 2013 between the Company and Joseph L. Cowan
10.13	Relocation Agreement, dated as of November 6, 2013 between the Company and Kathleen Crusco
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant (1)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files*
* Furnished not filed herewith
(1) Incorporated by reference to the Registration Statement on Form S-4 (file no. 333-178959) as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to quarterly report on 10Q for the period ended March 31, 2013 (file no. 333-178959), as filed with the Securities and Exchange Commission on May 13, 2013.
(3) Incorporated by reference to report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2013.

Exhibit 10.12
EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT (this “Agreement”) dated as of October 4, 2013 (the “Effective Date”), by and between Epicor Software Corporation, a Delaware corporation (the “Company”), and Joseph L. Cowan (the “Executive”).
W I T N E S S E T H
WHEREAS, the Company desires to employ the Executive as the President and Chief Executive Officer of the Company; and
WHEREAS, the Company and the Executive desire to enter into this Agreement to memorialize the terms and conditions of the Executive’s employment with the Company.
NOW, THEREFORE, in consideration of the foregoing, of the mutual promises contained herein and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:
1.POSITION AND DUTIES.
(a)During the Employment Term (as defined in Section 2 hereof), the Executive shall serve as the President and Chief Executive Officer of the Company. In these capacities, the Executive shall (i) have all of the duties, authorities and responsibilities customarily exercised by an individual serving as the president and chief executive officer of a company the size and nature of the Company, and (ii) have such other duties, authorities and responsibilities, consistent with the foregoing, as may reasonably be assigned to the Executive from time to time by the Board of Directors of the Company (the “Board”). The Executive shall also serve as a member of the Board and, if requested, as an officer or director of any subsidiary of the Company. The Executive will work from an office in the Executive’s residence in Atlanta, Georgia; provided, that the Executive understands and agrees that his duties and responsibilities will require travel for business purposes. The Executive shall report directly to the Board.
(b)During the Employment Term, the Executive shall devote substantially all of the Executive’s business time, energy, business judgment, knowledge and skill and the Executive’s best efforts to the performance of the Executive’s duties with the Company, provided that the foregoing shall not prevent the Executive from (i) serving on the Board of Directors of Nice Systems Ltd. or the boards of directors of non-profit organizations and, with the prior written approval of the Board, other for profit companies, (ii) participating in charitable, civic, educational, professional, community or industry affairs, and (iii) managing the Executive’s passive personal investments, so long as such activities in the aggregate do not materially interfere or conflict with the Executive’s duties hereunder or create a potential business or fiduciary conflict.
2.EMPLOYMENT TERM. The Company agrees to employ the Executive pursuant to the terms of this Agreement, and the Executive agrees to be so employed, for a term commencing on the Effective Date and ending on December 31, 2016 (the “Initial Term”). On each January 1 following the Initial Term, the term of this Agreement shall be automatically extended for successive one-year periods (each, a “Renewal Term”); provided, however, that either party hereto may elect not to extend this Agreement by giving written notice to the other party at least ninety (90) days prior to the end of the Initial Term or any Renewal Term. Notwithstanding the foregoing, the Executive’s employment hereunder may be earlier terminated in accordance with Section 6 hereof, subject to Section 7 hereof. The period of time between the Effective

Date and the termination of the Executive’s employment hereunder shall be referred to herein as the “Employment Term.”
3.BASE SALARY. The Company agrees to pay the Executive a base salary at an annual rate of not less than $650,000, payable in accordance with the regular payroll practices of the Company, but not less frequently than monthly. The Executive’s base salary shall be subject to annual review by the Board (or a committee thereof), which may increase (but not decrease) the base salary, in its sole discretion. The base salary as determined herein and adjusted from time to time in accordance herewith shall constitute “Base Salary” for purposes of this Agreement.
4.ANNUAL BONUS. During the Employment Term, the Executive shall be eligible to receive an annual incentive payment under the Company’s annual bonus plan as may be in effect from time to time (any such annual bonus, an “Annual Bonus”) with a target bonus opportunity equal to 100% of the Executive’s Base Salary (the “Target Bonus”). The Executive shall be eligible to receive this Annual Bonus for each performance year during the Employment Term upon the attainment of threshold performance of one or more pre-established performance goals established by the Board (or a committee thereof) in its reasonable discretion after consultation with the Executive, with greater or lesser amounts of the Executive’s Base Salary (including zero) paid for performance above and below threshold (such greater and lesser amounts to be determined by a formula established in good faith by the Board (or a committee thereof) for that year when it establishes the objectively determinable and reasonably attainable targets and performance criteria for that year). Any Annual Bonus payable hereunder shall be paid in the calendar year following the fiscal year to which such bonus relates at the same time annual bonuses are paid to other senior executives of the Company, subject to the Executive’s continued employment at the time of payment (except as otherwise provided in Section 7 hereof).
5.EMPLOYEE BENEFITS.
(a)BENEFIT PLANS. During the Employment Term, the Executive shall be entitled to participate in any employee benefit plan that the Company has adopted or may adopt, maintain or contribute to or for the benefit of its employees generally, subject to satisfying the applicable eligibility requirements, and except to the extent such plans are duplicative of the benefits otherwise provided hereunder. The Executive’s participation will be subject to the terms of the applicable plan documents and generally applicable Company policies. Notwithstanding the foregoing, the Company may modify or terminate any employee benefit plan at any time.
(b)BUSINESS EXPENSES. Upon presentation of reasonable substantiation and documentation as the Company may specify from time to time, the Executive shall be reimbursed in accordance with the Company’s expense reimbursement policy, for all reasonable out-of-pocket business expenses incurred and paid by the Executive during the Employment Term and in connection with the performance of the Executive’s duties hereunder and the Company’s policies with regard thereto.
(c)PAID TIME OFF. During the Employment Term, the Executive shall be entitled to paid vacation in accordance with the Company’s policy on accrual and use applicable to employees as in effect from time to time, except that the Executive shall be entitled to the maximum number of days of paid vacation available to any employee of the Company.
(d)PERQUISITES. The Company shall pay the Executive an additional $3,000 per month as a housing and automobile allowance. The Company shall reimburse the Executive’s reasonable attorney’s fees (up to $7,000) incurred in connection with the negotiation of this Agreement and the Executive’s related equity documents.
6.TERMINATION. The Executive’s employment and the Employment Term shall terminate on the first of the following to occur (the date of any such termination, the “Date of Termination”):
(a)DISABILITY. Upon ten (10) days’ prior written notice by the Company to the Executive of a termination due to Disability. For purposes of this Agreement, “Disability” shall be defined as the failure of the Executive to have performed the Executive’s material duties hereunder due to a physical or mental injury, infirmity or incapacity for one hundred eighty (180) days (including weekends and holidays)

in any three hundred, sixty-five (365)-day period, as determined by the Board in its reasonable discretion. The Executive (or the Executive’s representative) shall cooperate in all respects with the Company if a question arises as to whether the Executive has become Disabled (including, without limitation, submitting to reasonable examinations by one or more medical doctors and other health care specialists selected by the Company and authorizing such medical doctors and other health care specialists to discuss the Executive’s condition with the Company).
(b)DEATH. Automatically upon the date of death of the Executive.
(c)CAUSE. Immediately upon written notice by the Company to the Executive of a termination for Cause. “Cause” shall mean:
(i)the Executive’s willful misconduct or gross neglect in the performance of the Executive’s duties to the Company that has or should reasonably be expected to have a demonstrably adverse effect on the Company;
(ii)the Executive’s willful failure to follow the lawful and reasonable directives of the Board (other than as a result of death or Disability);
(iii)the Executive’s conviction of, or pleading of guilty or nolo contendere to, a felony or any crime involving moral turpitude:
(iv)the Executive’s willful failure to perform the Executive’s duties to the Company (other than as a result of death or Disability) that continues after a written notice from the Board requesting such performance;
(v)any material act of theft, embezzlement, fraud, malfeasance, dishonesty or misappropriation by the Executive against the Company’s property:
(vi)the Executive’s failure to cooperate in any audit or investigation of the business or financial practices of the Company or any of its subsidiaries;
(vii)or a material breach by the Executive of this Agreement or any other material agreement with the Company, or a violation by the Executive of the Company’s code of conduct or other material written policy.
Any determination of Cause by the Company will be made by a resolution approved by the Board, provided that no such determination may be made until the Executive has been given written notice detailing the specific Cause event and a period of thirty (30) days following receipt of such notice to cure such event (if susceptible to cure) to the reasonable satisfaction of the Board: and provided, further, that no such determination may be made until the Executive has been given the opportunity to appear before the Board (with or without counsel) prior to such determination being made and after the expiration of such 30-day cure period, if any, to discuss the circumstances associated therewith. Notwithstanding anything to the contrary contained herein, the Executive’s right to cure shall not apply if there are habitual or repeated breaches by the Executive.
(d)WITHOUT CAUSE. Immediately upon written notice by the Company to the Executive of an involuntary termination without Cause (other than for death or Disability).
(e)GOOD REASON. Upon written notice by the Executive to the Company of a termination for Good Reason. “Good Reason” shall mean the occurrence of any of the following events, without the express written consent of the Executive, unless such events are fully corrected in all material respects by the Company within thirty (30) days following written notification by the Executive to the Company of the occurrence of one of the reasons set forth below:
(i)any diminution in the Executive’s Base Salary or Target Bonus opportunity, other than pursuant to and consistent with across-the-board reductions of base salary or bonus opportunities applicable to all senior executives of the Company;
(ii)any material diminution or material adverse change in the Executive’s titles, duties, authorities or responsibilities (other than (i) temporarily while physically or mentally incapacitated, (ii) as required by applicable law, or (iii) the removal of temporarily assigned duties);

(iii)a requirement that the Executive no longer report to the Board; or
(iv)any material breach by the Company of this Agreement or of any of its material obligations to the Executive.
The Executive shall provide the Company with a written notice detailing the specific circumstances alleged to constitute Good Reason within ninety (90) days after the first occurrence of such circumstances, and actually terminate employment within thirty (30) days following the expiration of the Company’s cure period as set forth above. Otherwise, any claim of such circumstances as “Good Reason” shall be deemed irrevocably waived by the Executive.
(f)WITHOUT GOOD REASON. Upon thirty (30) days’ prior written notice by the Executive to the Company of the Executive’s voluntary termination of employment without Good Reason (which the Company may, in its sole discretion, make effective earlier than the end of such (30)-day period).
(g)NON-EXTENSION OF AGREEMENT. Upon the expiration of the Initial Term or Renewal Term, as applicable, due to a non-extension of the Agreement by the Company or the Executive pursuant to the provisions of Section 2 hereof.
7.CONSEQUENCES OF TERMINATION.
(a)DEATH. In the event that the Executive’s employment and the Employment Term ends on account of the Executive’s death, the Executive or the Executive’s estate, as the case may be, shall be entitled to the following (with the amounts due under Sections 7(a)(i) through 7(a)(iii) hereof to be paid within sixty (60) days following termination of employment, or such earlier date as may be required by applicable law):
(i)any earned and unpaid Base Salary, and any accrued but unused vacation clays, in each case through the date of termination, and any accrued but unpaid Annual Bonus for any year prior to the year in which the termination occurs:
(ii)reimbursement for any unreimbursed business expenses incurred through the date of termination; and
(iii)all other payments, benefits, rights and entitlements to which the Executive is entitled under the terms of any plan, program, agreement, corporate governance document or arrangement of the Company (“Company Arrangement”) (collectively, Sections 7(a)(i) through 7(a)(iii) hereof shall be hereafter referred to as the “Accrued Benefits”).
(b)DISABILITY. In the event that the Executive’s employment and the Employment Term ends on account of the Executive’s Disability, the Company shall pay or provide the Executive with the Accrued Benefits.
(c)TERMINATION FOR CAUSE OR WITHOUT GOOD REASON OR AS A RESULT OF NON-EXTENSION OF THIS AGREEMENT BY THE EXECUTIVE. If the Executive’s employment is terminated (x) by the Company for Cause, (y) by the Executive without Good Reason, or (z) as a result of non-extension of the Agreement by the Executive pursuant to Section 2 hereof, the Company shall pay or provide the Executive with the Accrued Benefits.
(d)TERMINATION WITHOUT CAUSE OR FOR GOOD REASON OR AS A RESULT OF NON-EXTENSION OF THIS AGREEMENT BY THE COMPANY. If the Executive’s employment by the Company is terminated (x) by the Company other than for Cause (and, for the avoidance if doubt, the non-extension of the Agreement by the Company pursuant to Section 2 above shall be deemed a termination by the Company without Cause), or (y) by the Executive for Good Reason, the Company shall pay or provide the Executive with the following:
(i)the Accrued Benefits;
(ii)subject to the Executive’s continued compliance with the obligations in Sections 8, 9 and 10 hereof, an amount equal to the sum of the Executive’s Base Salary and Target Bonus, paid in accordance with the Company’s payroll practices in effect on the Date of Termination for a period of twelve (12) months following such termination, provided that to the extent that the payment of any amount constitutes “nonqualified deferred compensation” for purposes of “Code Section 409A” (as defined in Section 22 hereof), any such payment scheduled to occur during the first sixty (60) days following such termination shall not be paid until the first regularly scheduled pay period following the sixtieth (60th) day following such termination and shall include payment of any amount that was otherwise scheduled to be paid prior thereto;
(iii)a pro-rata portion of the Executive’s Annual Bonus for the fiscal year in which the Executive’s termination occurs based on actual results for such year (determined by multiplying the amount of such bonus which would be due for the full fiscal year by a fraction, the numerator of which is the number of days during the fiscal year of termination that the Executive is employed by the Company and the denominator of which is 365) payable at the same time bonuses for such year are paid to other senior executives of the Company: and
(iv)subject to (A) the Executive’s timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), (B) the Executive’s continued copayment of premiums at the same level and cost to the Executive as if the Executive were an employee of the Company (excluding, for purposes of calculating cost, an employee’s ability to pay premiums with pre-tax dollars), and (C) the Executive’s continued compliance with the obligations in Sections 8, 9 and 10 hereof, continued participation by the Executive and his eligible dependents in the Company’s group health plan (to the extent permitted under applicable law and the terms of such plan) for a period of eighteen (18) months at the Company’s expense; provided that the Executive is eligible and remains eligible for COBRA coverage; and provided, further, that in the event that the Executive obtains other employment that offers group health benefits, such payments (but not the ability to continue COBRA coverage at the Executive’s sole expense) by the Company under this Section 7(d)(iv) shall immediately cease when the Executive becomes eligible to participate in such group health benefit plan.
Payments and benefits provided in this Section 7(d) shall be in lieu of any termination or severance payments or benefits for which the Executive may be eligible under any of the plans, policies or programs of the Company or under the Worker Adjustment Retraining Notification Act of 1988 or any similar state statute or regulation.
(e)CODE SECTION 280G. To the extent that any amount payable to the Executive hereunder, as well as any other “parachute payment,” as such term is defined under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), payable to the Executive in connection with the Executive’s employment by the Company, exceed the limitations of Section 280G of the Code such that an excise tax will be imposed under Section 4999 of the Code (the “Excise Tax”), the Company shall, with respect to such payments, use its reasonable best efforts to obtain a vote satisfying the requirements of Section 280G(b)(5) of the Code, such that no portion of the payments or benefits that are treated as contingent on a change of ownership or control of the Company (or in the ownership of a substantial portion of the assets of the Company) will be subject to the Excise Tax. In the event that a vote satisfying the requirements of Section 280G(b)(5) of the Code is not obtained for any reason, then such payments shall be either (x) reduced to the minimum extent necessary to avoid application of the Excise Tax or (y) provided to the Executive in full, whichever of the foregoing amounts, when taking into account applicable federal, state, local and foreign income and employment taxes, the Excise Tax and any other applicable taxes, results in the receipt by the Executive, on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under the Excise Tax. In the event of a reduction in benefits hereunder, the reduction shall occur in the following order: (i) benefits valued as parachute payments, (ii) any cash severance based on a multiple of Base Salary or Annual Bonus, (iii) any other cash amounts payable to the Executive, and (iv) acceleration of vesting of any equity awards.

(f)OTHER OBLIGATIONS. Upon any termination of the Executive’s employment with the Company, the Executive shall promptly resign from any position as an officer, director or fiduciary of the Company and any Company-related entity.
(g)EXCLUSIVE REMEDY. The amounts payable to the Executive following termination of employment and the Employment Term hereunder pursuant to Sections 6 and 7 hereof shall be in full and complete satisfaction of the Executive’s rights under this Agreement and any other claims that the Executive may have in respect of the Executive’s employment with the Company or any of its affiliates, and the Executive acknowledges that such amounts are fair and reasonable, and are the Executive’s sole and exclusive remedy, in lieu of all other remedies at law or in equity, with respect to the termination of the Executive’s employment hereunder or any breach of this Agreement.
8.RELEASE; NO MITIGATION. Any and all amounts payable and benefits or additional rights provided pursuant to this Agreement beyond the Accrued Benefits shall only be payable if the Executive executes, delivers to the Company, and does not revoke a release of claims in substantially the form of Exhibit A attached hereto within sixty (60) days following the Date of Termination. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned by the Executive as a result of employment by a subsequent employer, except as provided in Section 7(d)(iv) hereof
9.RESTRICTIVE COVENANTS.
(a)CONFIDENTIALITY. During the course of the Executive’s employment with the Company, the Executive will learn confidential information on behalf of the Company and its subsidiaries and affiliates (the “Company Group”). The Executive agrees that the Executive shall not, directly or indirectly, use, make available, sell, disclose or otherwise communicate to any person, other than in the course of the Executive’s assigned duties and for the benefit of the Company Group, either during the period of the Executive’s employment or at any lime thereafter, any business and technical information or trade secrets, nonpublic, proprietary or confidential information, knowledge or data relating to the Company Group or received from third parties subject to a duty on the Company Group’s part to maintain the confidentiality of such information and to use it only for certain limited purposes, in each case which shall have been obtained by the Executive during the Executive’s employment by the Company Group or any predecessor (“Confidential Information”). The foregoing shall not apply to information that (i) was known to the public prior to its disclosure to the Executive; (ii) becomes generally known to the public subsequent to disclosure to the Executive through no wrongful act of the Executive or any representative of the Executive; or (iii) the Executive is required to disclose by applicable law, regulation or legal process (provided that the Executive provides the Company with prior notice of the contemplated disclosure and cooperates with the Company Group at its expense in seeking a protective order or other appropriate protection of such information). The terms and conditions of this Agreement shall remain strictly confidential, and the Executive hereby agrees not to disclose the terms and conditions hereof to any person or entity, other than immediate family members, legal advisors or personal tax or financial advisors, or prospective future employers solely for the purpose of disclosing the limitations on the Executive’s conduct imposed by the provisions of this Section 9 who, in each case, shall agree to keep such information confidential.
(b)NONCOMPETITION. The Executive acknowledges that the Executive performs services of a unique nature for the Company Group that are irreplaceable, and that the Executive’s performance of such services to a competing business will result in irreparable harm to the Company and its subsidiaries. Accordingly, to the extent permitted by applicable law, during the Executive’s employment hereunder and for a period of twelve (12) months thereafter, the Executive agrees that the Executive will not, directly or indirectly, own, manage, operate, control, be employed by (whether as an employee, consultant, independent contractor or otherwise, and whether or not for compensation) or render services to any person, firm, corporation or other entity, in whatever form, engaged in competition with the Company or any of its subsidiaries or in any other material business in which the Company or any of its subsidiaries is engaged on the Date of Termination or in which they have planned, on or prior to such date, to be engaged in on or after such date of which the Executive has or should have had actual knowledge, in any locale of any country in which the Company or its subsidiaries conducts business. Notwithstanding the foregoing, nothing herein shall prohibit the Executive from being a passive owner of equity interests in a pooled investment vehicle or less than two percent (2%) of the stock of a publicly traded corporation whose stock is traded on a national securities exchange or in the over-the-counter market.
(c)NONSOLICITATION; NONINTERFERENCE. During the Executive’s employment hereunder and a period of twelve (12) months thereafter, the Executive agrees that the Executive shall not, except in the furtherance of the Executive’s duties hereunder, directly or indirectly, individually or on behalf of any other person, firm, corporation or other entity unaffiliated with the Company Group, (i) solicit, aid or induce any customer of the Company Group to purchase goods or services then sold by the Company Group from another person, firm, corporation or other entity or assist or aid any other persons or entity in identifying or soliciting any such customer, (ii) solicit, aid or induce any employee, representative or agent of the Company Group to leave such employment or retention or to accept employment with or render services to or with any other person, firm, corporation or other entity unaffiliated with the Company Group or hire or retain any such employee, representative or agent, or take any action to materially assist or aid any other person, firm, corporation or other entity in identifying, hiring or soliciting any such employee, representative or agent: provided that responses by any employee, representative or agent of the Company Group to advertisements or general solicitations by the Executive or any other person, firm, corporation or other entity unaffiliated with the Company Group in the ordinary course of business shall not, by themselves, be deemed a violation of this provision, or (iii) interfere, or aid or induce any other person or entity in interfering, with the relationship between the Company Group and any of their respective vendors, joint ventures or licensors. An employee, representative or agent shall be deemed covered by this Section 9(c) while so employed or retained and for a period of six (6) months thereafter.
(d)NON-DISPARAGEMENT. The Executive shall not make negative comments or otherwise disparage the Company Group or Apax Partners, L.P. or any of their respective officers, directors, employees, shareholders, partners, members, agents or products. None of the Company Group, Apax Partners, L.P. or any executive officers of the Company or Apax Partners, L.P. shall make negative comments or otherwise disparage the Executive. The foregoing shall not be violated by truthful statements in response to legal process, required governmental testimony or filings, or administrative or arbitral proceedings (including, without limitation, depositions in connection with such proceedings), and the foregoing limitation on the Company Group, Apax Partners, L.P., and their applicable executive officers shall not be violated by statements internal to any member of the Company Group or Apax Partners, L.P. that they in good faith believe are necessary or appropriate to make in connection with performing their respective duties and obligations to any member of the Company Group or Apax Partners, L.P., as the case may be.
(e)INVENTIONS.
(i)The Executive acknowledges and agrees that all ideas, methods, inventions, discoveries, improvements, work products, developments or works of authorship (“Inventions”), whether patentable or unpatentable, (A) that relate to the Executive’s work with the Company Group, made or conceived by the Executive, solely or jointly with others, during the Employment Term, or (B) suggested by any work that the Executive performs in connection with the Company Group, either while performing the Executive’s duties with the Company Group or on the Executive’s own time, but only insofar as the Inventions are related to the Executive’s work as an employee or other service provider to the Company Group, shall belong exclusively to the Company Group (or its designee), whether or not patent applications are filed thereon. The Executive will keep full and complete written records (the “Records”) in the manner prescribed by the Company Group, of all Inventions, and will promptly disclose all Inventions completely and in writing to the Company. The Records shall be the sole and exclusive property of the Company Group, and the Executive will surrender them upon the termination of the Employment Term, or upon the Company Group’s request. The Executive will assign to the Company the Inventions and all patents that may issue thereon in any and all countries, whether during or subsequent to the Employment Term, together with the right to file, in the Executive’s name or in the name of the Company (or its designee), applications for patents and equivalent rights (the “Applications”). The Executive will, at any time during and subsequent to the Employment Term, make such applications, sign such papers, take all rightful oaths, and perform all acts as may be reasonably requested from time to time by the Company Group with respect to the Inventions. The Executive will also execute assignments to the Company Group (or its designee) of the Applications, and give the Company Group and its attorneys all reasonable assistance (including the giving of testimony) to obtain the Inventions for the Company Group’s benefit, all without additional compensation to the Executive from the Company Group, but entirely at the Company Group’s expense.
(ii)In addition, the Inventions will be deemed Work for Hire, as such term is defined under the copyright laws of the United States, on behalf of the Company Group, and the Executive agrees that the Company Group will be the sole owner of the Inventions and all underlying rights therein in all media now known or hereinafter devised throughout the universe and in perpetuity without any further obligations to the Executive. If the Inventions, or any portion thereof, are deemed not to be Work for Hire, the Executive hereby irrevocably conveys, transfers and assigns to the Company, all rights, in all media now known or hereinafter devised, throughout the universe and in perpetuity, in and to the Inventions, including, without limitation, all of the Executive’s right, title and interest in the copyrights (and all renewals, revivals and extensions thereof) to the Inventions, including, without limitation, all rights of any kind or any nature now or hereafter recognized, including, without limitation, the unrestricted right to make modifications, adaptations and revisions to the Inventions, to exploit and allow others to exploit the Inventions and all rights to sue at law or in equity for any infringement, or other unauthorized use or conduct in derogation of the Inventions, known or unknown, after the date hereof, including, without limitation, the right to receive all proceeds and damages therefrom. In addition, the Executive hereby waives any so-called “moral rights” with respect to the Inventions. To the extent that the Executive has any rights in the results and proceeds of the Executive’s service to the Company Group that cannot be assigned in the manner described herein, the Executive agrees to unconditionally waive the enforcement of such rights. The Executive hereby waives any and all currently existing and future monetary rights in and to the Inventions and all patents that may issue thereon, including, without limitation, any rights that would otherwise accrue to the Executive’s benefit by virtue of the Executive being an employee of or other service provider to the Company Group.
(f)RETURN OF COMPANY PROPERTY. On the date of the Executive’s termination of employment with the Company for any reason (or at any time prior thereto at the Company Group’s request), the Executive shall return all property belonging to the Company Group (including, but not limited to, any Company Group-provided laptops, computers, cell phones, wireless electronic mail devices or other equipment, or documents and property belonging to the Company Group, but excluding the Executive’s contact list, rolodex or electronic equivalent, and documents pertaining to his personal entitlements and obligations).
(g)REASONABLENESS OF COVENANTS. In signing this Agreement, the Executive gives the Company Group and Apax Partners, L.P. assurance that the Executive has carefully read and considered all of the terms and conditions of this Agreement, including the restraints imposed under this Section 9. The Executive agrees that these restraints are necessary for the reasonable and proper protection of the Company Group and Apax Partners, L.P. and their respective trade secrets and confidential information and that each and every one of the restraints is reasonable in respect of subject matter, length of time and geographic area, and that these restraints, individually or in the aggregate, will not prevent the Executive from obtaining other suitable employment during the period in which the Executive is bound by the restraints. The Executive acknowledges that each of these covenants has a unique, very substantial and immeasurable value to the Company Group and Apax Partners, L.P. and that the Executive has sufficient assets and skills to provide a livelihood while such covenants remain in force. The Executive further covenants that the Executive will not challenge the reasonableness or enforceability of any of the covenants set forth in this Section 9. Notwithstanding the foregoing, in the event the Company ceases paying or providing any of the amounts or benefits due under Section 7 above, if payable, other than as a result of the Executive’s post-employment violation of any of the covenants set forth in this Section 9, then the Executive may provide the Company with written notice specifying that such cessation of payment has occurred and provide the Company with a period of not less than thirty (30) days to cure such cessation. In the event the Company does not cure such cessation of payment within the thirty (30) day cure period, then the Executive shall cease to be subject to the post-employment restrictions set forth in Sections 9(b) and (c) above. It is also agreed that each member of the Company Group will have the right to enforce all of the Executive’s obligations to that member under this Agreement, including without limitation pursuant to this Section 9, and that the Executive will have the right to enforce all of the obligations of each member of the Company Group and Apax Partners, L.P. to the Executive against the Company, including without limitation pursuant to this Section 9.
(h)REFORMATION. If it is determined by a court of competent jurisdiction in any state that any restriction in this Section 9 is excessive in duration or scope or is unreasonable or unenforceable under applicable law, it is the intention of the parties that such restriction may be modified or amended by the court to render it enforceable to the maximum extent permitted by the laws of that state.
(i)TOLLING. In the event of any violation of the provisions of this Section 9 the Executive acknowledges and agrees that the post-termination restrictions contained in this Section 9 shall be extended by a period of time equal to the period of such violation, it being the intention of the parties hereto that the running of the applicable post-termination restriction period shall be tolled during any period of such violation.
(j)SURVIVAL OF PROVISIONS. The entitlements and obligations contained in this Agreement that are intended to survive the termination or expiration of the Employment Term and the Executive’s employment with the Company shall survive the termination or expiration of the Employment Term and the Executive’s employment with the Company Group in accordance with their terms and shall be fully enforceable in accordance with their terms thereafter.
(k)NO OTHER POST-EMPLOYMENT RESTRICTIONS. Except as otherwise agreed to in writing between the Company and the Executive and except as otherwise specified in any applicable equity award granted to the Executive, there shall be no contractual, or similar, restrictions on the Executive’s postemployment activities, other than those expressly set forth in this Agreement. In the event of any inconsistency between any provision of this Agreement and any provision of any employee handbook, personnel manual, program, policy, or arrangement of the Company or any of its affiliates, the provisions of this Agreement shall control unless the Executive otherwise agrees in a signed writing that expressly refers to the provision the control of which the Executive is waiving.
(l)PERMITTED STATEMENTS. Nothing in this Agreement shall restrict either party from making truthful statements (i) when required by law, subpoena, court order or the like; (ii) when requested by a governmental, regulatory, or similar body or entity; or (iii) in confidence to a professional advisor for the purpose of securing professional advice.
10.COOPERATION. Upon the receipt of reasonable notice from the Company Group (including outside counsel), the Executive agrees that while employed by the Company and thereafter, the Executive will respond and provide information with regard to matters in which the Executive has knowledge as a result of the Executive’s employment with the Company Group, and will provide reasonable assistance to the Company Group and its respective representatives in defense of all claims that may be made against the Company Group, and will provide reasonable assistance to the Company Group in the prosecution of all claims that may be made by the Company Group, to the extent that such claims may relate to the period of the Executive’s employment with the Company Group. The Executive agrees to promptly inform the Company if the Executive becomes aware of any lawsuit involving such claims that may be filed or threatened against the Company Group. The Executive also agrees to promptly inform the Company (to the extent that the Executive is legally permitted to do so) if the Executive is asked to assist in any investigation of the Company Group (or their actions), regardless of whether a lawsuit or other proceeding has then been filed against the Company Group with respect to such investigation, and shall not do so unless legally required. Upon presentation of appropriate documentation, the Company shall pay or reimburse the Executive for all reasonable and documented out-of-pocket expenses (including but not limited to reasonable meals, lodging, travel, duplicating and telephonic expenses) incurred by the Executive in complying with this Section 10.
11.EQUITABLE RELIEF AND OTHER REMEDIES. The Executive acknowledges and agrees that the Company Group’s remedies at law for a breach or threatened breach of any of the provisions of Section 9 or Section 10 hereof would be inadequate and, in recognition of this fact, the Executive agrees that, in the event of such a breach or threatened breach, in addition to any remedies at law, the Company Group, without posting any bond, shall be entitled to obtain equitable relief in the form of specific performance, a temporary restraining order, a temporary or permanent injunction or any other equitable remedy which may then be available, without the necessity of showing actual monetary damages or the posting of a bond or other security. In the event of a violation by the Executive of Sections 9 or 10 hereof, any severance being paid to the Executive pursuant to this Agreement or otherwise shall immediately cease and any severance previously paid to the Executive shall be immediately repaid to the Company provided that in no event shall the foregoing apply in any way to any portion of such severance consisting of the Accrued Benefits.
12.NO ASSIGNMENTS. This Agreement is personal to each of the parties hereto. Except as provided in this Section 12 hereof, no party may assign or delegate any rights or obligations hereunder without first obtaining the written consent of the other party hereto. The Company may assign this Agreement to any successor to all or substantially all of the business and/or assets of the Company, provided that the Company shall require such successor to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, “Company” shall mean the Company and any successor to its business and/or assets, which assumes and agrees to perform the duties and obligations of the Company under this Agreement by operation of law or otherwise.
13.NOTICE. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given (a) on the date of delivery, if delivered by hand, (b) on the date of transmission, if delivered by confirmed facsimile or electronic mail, (c) on the first business day following the date of deposit, if delivered by guaranteed overnight delivery service, or (d) on the fourth business day following the date delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:
If to the Executive:
At the address (or to the facsimile number) shown in the books and records of the Company.
If to the Company:

Attention: General Counsel
or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.
14.SECTION HEADINGS; INCONSISTENCY. The section headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement. In the event of any inconsistency between the terms of this Agreement and any Company Arrangement, the terms of this Agreement shall govern and control.

15.SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.
16.COUNTERPARTS. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.
17.LIABILITY INSURANCE; INDEMNIFICATION. The Company shall cover the Executive under directors’ and officers’ liability insurance both during and, while potential liability exists, after the term of this Agreement in the same amount and to the same extent as the Company covers its other officers and directors. In addition, the Company shall indemnify the Executive on the same basis as members of the Board. The tights of indemnification shall not be deemed exclusive under applicable law, the Company’s Certificate of Incorporation, the Company’s Bylaws, any agreement, a vote of stockholders, a resolution of directors or otherwise, of the Company.
18.GOVERNING LAW. This Agreement, the rights and obligations of the parties hereto, and any claims or disputes relating thereto, shall be governed by and construed in accordance with the laws of the State of Delaware (but not including any choice of law rule thereof that would cause the laws of another jurisdiction to apply).
19.DISPUTE RESOLUTION. Each of the parties agrees that any dispute between the parties shall be resolved only in the courts of the State of Delaware or the United States District Court for the District of Delaware and the appellate courts having jurisdiction of appeals in such courts. In that context, and without limiting the generality of the foregoing, each of the parties hereto irrevocably and unconditionally (a) submits in any proceeding relating to this Agreement or the Executive’s employment by the Company, or for the recognition and enforcement of any judgment in respect thereof (a “Proceeding”), to the exclusive jurisdiction of the courts of the State of Delaware, the court of the United States of America for the District of Delaware, and appellate courts having jurisdiction of appeals from any of the foregoing, and agrees that all claims in respect of any such Proceeding shall be heard and determined in such Delaware State court or, to the extent permitted by law, in such federal court, (b) consents that any such Proceeding may and shall be brought in such courts and waives any 10 objection that the Executive or the Company Group may now or thereafter have to the venue or jurisdiction of any such Proceeding in any such court or that such Proceeding was brought in an inconvenient court and agrees not to plead or claim the same, (c) WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY PROCEEDING (WHETHER BASED ON CONTRACT, TORT OR OTHERWISE) ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE EXECUTIVE’S EMPLOYMENT BY THE COMPANY, OR THE EXECUTIVE’S OR THE COMPANY’S PERFORMANCE UNDER, OR THE ENFORCEMENT OF, THIS AGREEMENT, (d) agrees that service of process in any such Proceeding may be effected by mailing a copy of such process by registered or certified mail (or any substantially similar form of mail), postage prepaid, to such party at the Executive’s or the Company’s address as provided in Section 13 hereof, and (e) agrees that nothing in this Agreement shall affect the right to effect service of process in any other manner permitted by the laws of the State of Delaware. Each party shall be responsible for its own legal fees incurred in connection with any dispute hereunder.
20.MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or director as may be designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of; or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement together with all exhibits hereto sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes any and all prior agreements or understandings between the Executive and the Company with respect to the subject matter hereof. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

21.REPRESENTATIONS. Each party represents and warrants (a) subject to Section 1(b)(i), that such party is not subject to any contract, arrangement, agreement, policy or understanding, or to any statute, governmental rule or regulation, that in any way limits such party’s ability to enter into and fully perform such party’s obligations under this Agreement; (b) that such party is not otherwise unable to enter into and fully perform such party’s obligations under this Agreement; and (c) that, upon the execution and delivery of this Agreement by both parties, this Agreement shall be such party’s valid and binding obligation, enforceable against such party in accordance with its terms, except to the extent that enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting the enforcement of creditors’ rights generally. The Company represents and warrants that it is fully authorized to enter into this Agreement and to perform its obligations under it.
22.TAX MATTERS.
(a)WITHHOLDING. The Company may withhold from any and all amounts payable under this Agreement or otherwise such federal, state and local taxes as may be required to be withheld pursuant to any applicable law or regulation.
(b)SECTION 409A COMPLIANCE.
(i)The intent of the parties is that payments and benefits under this Agreement comply with Internal Revenue Code Section 409A and the regulations and guidance promulgated thereunder (collectively “Code Section 409A”) and, accordingly, to the maximum extent permitted, this Agreement shall be interpreted to be in compliance therewith. To the extent that any provision hereof is modified in order to comply with Code Section 409A, such modification shall be made in good faith and shall, to the maximum extent reasonably possible, maintain the original intent and economic benefit to the Executive and the Company of the applicable provision without violating the provisions of Code Section 409A. In no event whatsoever shall the Company Group be liable for any additional tax, interest or penalty that may be imposed on the Executive by Code Section 409A or damages for failing to comply with Code Section 409A.
(ii)A termination of employment shall not be deemed to have occurred for purposes of any provision of this Agreement providing for the payment of any amount or benefit upon or following a termination of employment unless such termination is also a “separation from service” within the meaning of Code Section 409A and, for purposes of any such provision of this Agreement, references to a “termination,” “termination of employment” or like terms shall mean “separation from service." If the Executive is deemed on the date of 11 termination to be a “specified employee” within the meaning of that term under Code Section 409A(a)(2)(B), then with regard to any payment or the provision of any benefit that is considered “nonqualified deferred compensation” under Code Section 409A payable on account of a “separation from service,” such payment or benefit shall be made or provided at the date which is the earlier of (A) the expiration of the six (6)-month period measured from the date of such “separation from service” of the Executive, and (B) the date of the Executive’s death, to the extent required under Code Section 409A. Upon the expiration of the foregoing delay period, all payments and benefits delayed pursuant to this Section 0 (whether they would have otherwise been payable in a single sum or in installments in the absence of such delay) shall be paid or reimbursed to the Executive in a lump sum and all remaining payments and benefits due under this Agreement shall be paid or provided in accordance with the normal payment dates specified for them herein.
(iii)To the extent that reimbursements or other in-kind benefits under this Agreement constitute “nonqualified deferred compensation” for purposes of Code Section 409A, (A) all expenses or other reimbursements hereunder shall be made on or prior to the last day of the taxable year following the taxable year in which such expenses were incurred by the Executive, (B) any right to reimbursement or in-kind benefits shall not be subject to liquidation or exchange for another benefit, and (C) no such reimbursement, expenses eligible for reimbursement, or in-kind benefits provided in any taxable year shall in any way affect the expenses eligible for reimbursement, or in-kind benefits to be provided, in any other taxable year.

(iv)For purposes of Code Section 409A, the Executive’s right to receive installment payments pursuant to this Agreement shall be treated as a right to receive a series of separate and distinct payments. Whenever a payment under this Agreement specifies a payment period with reference to a number of days, the actual date of payment within the specified period shall be within the sole discretion of the Company.
(v)Notwithstanding any other provision of this Agreement to the contrary, in no event shall any payment or benefit under this Agreement that constitutes “nonqualified deferred compensation” for purposes of Code Section 409A be subject to offset by any other amount unless otherwise permitted by Code Section 409A.
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

EPICOR SOFTWARE CORPORATION
By: /s/
Name: Kathleen M. Crusco
Title: EVP, CFO

A-5
C:

.docx (56094)
C:

.docx (56094)
EXHIBIT A

RELEASE
I, Joseph L. Cowan, in consideration of and subject to the performance by Epicor Software Corporation (together with its subsidiaries, the “Company”), of its obligations under the Employment Agreement, dated as of October __, 2013 (the “Employment Agreement”), do hereby release and forever discharge as of the date hereof the Company and its respective affiliates and subsidiaries and all their present, former and future directors, officers, agents, representatives, employees, successors and assigns of the Company and/or its respective affiliates and subsidiaries and direct or indirect owners (collectively, the “Released Parties”) to the extent provided herein. The Released Parties are intended third-party beneficiaries of this Release, and this Release may be enforced by each of them in accordance with the terms hereof in respect of the rights granted to such Released Parties hereunder. Terms used herein but not otherwise defined shall have the meanings given to them in the Employment Agreement.
1.I understand that any payments or benefits paid or granted to me under Section 7 of the Agreement represent, in part, consideration for signing this Release and, in part, are not salary, wages or benefits to which I was already entitled. I understand and agree that I will not receive certain of the payments and benefits specified in Section 7 of the Employment Agreement unless I execute this Release and do not revoke this Release within the time period permitted hereafter or breach this Release. Such payments and benefits will not be considered compensation for purposes of any employee benefit plan, program, policy or arrangement maintained or hereafter established by the Company or its affiliates.
2.Except as provided in paragraphs 4, 5, 6 and 14 below, and except for the provisions of the Employment Agreement which expressly survive the termination of my employment with the Company, I knowingly and voluntarily (for myself, my heirs, executors, administrators and assigns) release and forever discharge the Company and the other Released Parties from any and all claims, suits, controversies, actions, causes of action, cross-claims, counter-claims, demands, debts, compensatory damages, liquidated damages, punitive or exemplary damages, other damages, claims for costs and attorneys’ fees, or liabilities of any nature whatsoever in law and in equity, both past and present (through the date this Release becomes effective and enforceable) and whether known or unknown, suspected, or claimed against the Company and/or any of the Released Parties which I, my spouse, or any of my heirs, executors, administrators or assigns, ever had, now have or may have by reason of any matter, cause, or thing whatsoever, from the beginning of my initial dealings with the Company to the date of this Release, and particularly, but without limitation of the foregoing general terms, any claims arising from or relating in any way to my employment relationship with Company, the terms and conditions of that employment relationship, and the termination of that employment relationship (including, but not limited to, any allegation, claim or violation, arising under: Title VII of the Civil Rights Act of 1964, as amended; the Civil Rights Act of 1991; the Age Discrimination in Employment Act of 1967, as amended (including the Older Workers Benefit Protection Act); the Equal Pay Act of 1963, as amended: the Americans with Disabilities Act of 1990; the Family and Medical Leave Act of 1993; the Worker Adjustment Retraining and Notification Act; the Employee Retirement Income Security Act of 1974; any applicable Executive Order Programs; the Fair Labor Standards Act; or their state or local counterparts; or under any other federal, state or local civil or human rights law, or under any other local, state, or federal law, regulation or ordinance: or under any public policy, contract or tort, or under common law; or arising under any policies, practices or procedures of the Company; or any claim for wrongful discharge, breach of contract, infliction of emotional distress, defamation: or any claim for costs, fees, or other expenses, including attorneys’ fees incurred in these matters) (all of the foregoing collectively referred to herein as the “Claims”). I understand and intend that no reference herein to a specific form of claim, statute or type of relief is intended to limit the scope of this Release.
3.I represent that I have made no assignment or transfer of any right, claim, demand, cause of action, or other matter covered by paragraph 2 above.

4.Notwithstanding the release in paragraph 2 above, I am not releasing the following: (a) any rights or claims for defense and indemnification I may have pursuant to any written and fully signed indemnification agreement with the Company to which I am a party, the Company’s Certificate of Incorporation, the Company’s Bylaws, the Company’s insurance policies, or under applicable law; (b) any rights or claims which are not waivable as a matter of law; (c) any right to payment in respect of vested equity awards or units issued under the Restricted Unit Agreement, dated as of [] NTD: To be updated based on the date of agreement., 2013, by and between Eagle Topco LP and me, and the Partnership Agreement (as defined therein); (d) any claims for breach of the Employment Agreement arising after the date that I sign this Release; and (e) any claims for breach of this Release.
5.I agree that this Release does not waive or release any rights or claims that I may have under the Age Discrimination in Employment Act of 1967 which arise after the date I execute this Release. I acknowledge and agree that my separation from employment with the Company in compliance with the terms of the Employment Agreement shall not serve as the basis for any claim or action (including, without limitation, any claim under the Age Discrimination in Employment Act of 1967).
6.Except as provided in paragraphs 4 and 5 above, this paragraph 6 and paragraph 14 below, and except for the provisions of the Employment Agreement which expressly survive the termination of my employment with the Company, I agree that I hereby waive all rights to sue or obtain equitable, remedial or punitive relief from any or all Released Parties of any kind whatsoever, including, without limitation, reinstatement, back pay, front pay, and any form of injunctive relief. Notwithstanding the foregoing, I acknowledge that I am not waiving and am not being required to waive any right that cannot be waived under law, including the right to file an administrative charge or participate in an administrative investigation or proceeding; provided, however, that I disclaim and waive any right to share or participate in any monetary award resulting from the prosecution of such charge or investigation or proceeding.
7.In signing this Release, I acknowledge and intend that it shall be effective as a bar to each and every one of the Claims hereinabove mentioned or implied. I expressly consent that this Release shall be given full force and effect according to each and all of its express terms and provisions, including those relating to unknown and unsuspected Claims (notwithstanding any state or local statute that expressly limits the effectiveness of a general release of unknown, unsuspected and unanticipated Claims), if any, as well as those relating to any other Claims hereinabove mentioned or implied. I acknowledge and agree that this waiver is an essential and material term of this Release and that without such waiver the Company would not have agreed to the terms of the Employment Agreement. I further agree that in the event that I should bring a Claim seeking damages against the Company, or in the event that I should seek to recover against the Company in any Claim brought by a governmental agency on my behalf, this Release shall serve as a complete defense to such Claims to the maximum extent permitted by law. I further agree that I am not aware of any pending claim or of any facts that could give rise to a claim of the type described in paragraph 2 above as of the execution of this Release.
8.I agree that neither this Release, nor the furnishing of the consideration for this Release, shall be deemed or construed at any time to be an admission by the Company, any Released Party or myself of any improper or unlawful conduct.
9.I agree that I will forfeit all amounts payable by the Company pursuant to the Employment Agreement on or after the termination of my employment if I challenge the validity of this Release. I also agree that if I violate this Release by suing the Company or the other Released Parties, I will pay all costs and expenses of defending against the suit incurred by the Released Parties, including reasonable attorneys’ fees, and return all payments received by me pursuant to the Employment Agreement on or after the termination of my employment.
10.I agree that this Release and the Employment Agreement are confidential and agree not to disclose any information regarding the terms of this Release or the Employment Agreement, except to my immediate family and any tax, legal or other counsel that I have consulted regarding the meaning or effect hereof or as required by law, and I will instruct each of the foregoing not to disclose the same to anyone.

11.Any non-disclosure provision in this Release does not prohibit or restrict me (or my attorney) from responding to any inquiry about this Release or its underlying facts and circumstances by the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), or any other self-regulatory organization or any governmental entity.
12.I hereby acknowledge that Sections 7, 8, 9, 10, 11, 13, 15, 16, 17, 18, 19, 20, and 22 of the Employment Agreement shall survive my execution of this Release.
13.I represent that I am not aware of any Claim by me, and I acknowledge that I may hereafter discover claims or facts in addition to or different than those which I now know or believe to exist with respect to the subject matter of the release set forth in paragraph 2 above and which, if known or suspected at the time of entering into this Release, may have materially affected this Release and my decision to enter into it.
14.Notwithstanding anything in this Release to the contrary, this Release shall not relinquish, diminish, or in any way affect any rights or claims arising out of any breach by the Company or by any Released Party of the Employment Agreement after the date hereof.
15.Whenever possible, each provision of this Release shall be interpreted in, such manner as to be effective and valid under applicable law, but if any provision of this Release is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision or any other jurisdiction, but this Release shall be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein.
16.I UNDERSTAND THAT THIS AGREEMENT INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS OTHER THAN CLAIMS SPECIFICALLY RETAINED HEREUNDER. In giving this Release, which includes claims which may be unknown to me at present, I acknowledge that I have read and understand Section 1542 of the California Civil Code, which states: “A general release does not extend to claims which the creditor does not know or suspect to exist in his or her favor at the time of executing the release, which if known by him or her must have materially affected his or her settlement with the debtor." I hereby expressly waive and relinquish all rights and benefits under that section and any law of any jurisdiction of similar effect with respect to my release of any unknown or unsuspected claims I may have against the Released Parties.
BY SIGNING THIS RELEASE, I REPRESENT AND AGREE THAT:

1.	I HAVE READ IT CAREFULLY:

2.
I UNDERSTAND ALL OF ITS TERMS AND KNOW THAT I AM GIVING UP IMPORTANT RIGHTS, INCLUDING BUT NOT LIMITED TO, RIGHTS UNDER THE AGE DISCRIMINATION IN EMPLOYMENT ACT OF 1967, AS AMENDED, TITLE VII OF THE CIVIL RIGHTS ACT OF 1964, AS AMENDED; THE EQUAL PAY ACT OF 1963, THE AMERICANS WITH DISABILITIES ACT OF 1990, AND THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED;

3.	I VOLUNTARILY CONSENT TO EVERYTHING IN IT:

4.	I HAVE BEEN ADVISED TO CONSULT WITH AN ATTORNEY BEFORE EXECUTING IT AND I HAVE DONE SO OR. AFTER CAREFUL READING AND CONSIDERATION I HAVE CHOSEN NOT TO DO SO OF MY OWN VOLITION:

5.
I HAVE HAD AT LEAST [21][45] DAYS FROM THE DATE OF MY RECEIPT OF THIS RELEASE TO CONSIDER IT AND THE CHANGES MADE SINCE MY RECEIPT OF THIS RELEASE ARE NOT MATERIAL OR WERE MADE AT MY REQUEST AND WILL NOT RESTART THE REQUIRED [21][45]-DAY PERIOD;

6.	I UNDERSTAND THAT I HAVE SEVEN (7) DAYS AFTER THE EXECUTION OF THIS RELEASE TO REVOKE IT AND THAT THIS RELEASE SHALL NOT BECOME EFFECTIVE OR ENFORCEABLE UNTIL THE REVOCATION PERIOD HAS EXPIRED;

7.	I HAVE SIGNED THIS RELEASE KNOWINGLY AND VOLUNTARILY AND WITH THE ADVICE OF ANY COUNSEL RETAINED TO ADVISE ME WITH RESPECT TO IT; AND

8.	I AGREE THAT THE PROVISIONS OF THIS RELEASE MAY NOT BE AMENDED, WAIVED, CHANGED OR MODIFIED EXCEPT BY AN INSTRUMENT IN WRITING SIGNED BY AN AUTHORIZED REPRESENTATIVE OF THE COMPANY AND BY ME.
SIGNED:         DATED:

Exhibit 10.13

November 6, 2013

Kathy Crusco
Epicor Software Corporation
Chief Financial Officer and Exec. Vice-President

Re:     Relocation Agreement

Dear Kathy,

I am pleased to provide you with this letter summarizing our discussions related to your relocation from the Company’s Dublin, California office to the Company’s Austin, Texas office. As we have discussed, the following considerations are being offered to you as part of this agreement.

To confirm, we have agreed upon the following:

1.	Title and Transfer Date

Your current title of Chief Financial Officer and Executive Vice-President as well as your compensation package will remain the same. You will continue to report directly to the Company CEO and President. You will be headquartered in the Austin, TX office. Your Effective Transfer Date will be no later than January 6, 2014.

2.	Compensation

•
Base Pay - There is no change to your current base salary of US $410,000 per year, less applicable withholding, earned and payable semi-monthly. You will continue to be paid by US payroll on the fifteenth (15th) and the last day of each month.

•	Incentive Bonus - There are no changes to the terms of your current Incentive Bonus Plan participation.

•	Restricted Units - There are no changes to your prior grants or terms pertaining to your Series B or C Restricted Units.

•	Classification - your classification as Full-time, salaried, exempt from paid overtime will remain the same.

•	PTO and Benefits - all current accruals and elections will remain the same. You will be sent a new medical card to cover the change in plan number for out of state Blue Cross coverage.

•	For purposes of state tax deductions, your state tax code will be transferred from California to the Texas state tax code as soon as your transfer is completed.

3.	Severance
Your entitlement to Severance under the Epicor Executive Severance Plan for Qualified Termination as defined therein shall be twelve (12) months of base pay and 12 months of 100% on-target bonus payable to you according to the terms and conditions of that Plan. During that 12 month period, you shall also continue to be entitled to participate in the Company's employee group health benefit plans under COBRA, and the premiums shall be paid by the Company, subject to your election to participate.

4.	Relocation/Moving Allowance to Austin.

The Company agrees to pay to you a conditional one-time $100,000 net payment bonus on January 6, 2014 in order to assist you for the expenses incurred by you in moving and relocating your family and household to Austin, Texas from California. Such bonus shall only be payable provided you have completed such move by January 5, 2014 and may be used by you for any costs or expenses reasonably associated with or related to your move to Austin. To the extent necessary, the Company shall provide you with a gross up for any taxes incurred by Executive on any taxable portion of such bonus paid to you by the Company pursuant to this section. In the event that you should voluntarily terminate your position as Company CFO (and not as a result of or following a change of control) before the end of the three (3) year period following your move to Austin, you shall be required to promptly pay the bonus back to the Company on a pro-rated basis calculated over the remainder of the 3 year period, i.e. $33,333 per year. Notwithstanding anything in this section to the contrary, any gross up that the Company provides to you for any taxes incurred by you on any taxable relocation funds paid by the Company pursuant to this section will be paid no later than the end of your taxable year following the taxable year in which you remit the taxes owed on any taxable reimbursements. The gross up described in the preceding sentence is intended to comply with Treasury Regulation Section 1.409A-3(i)(1)(v).
The Company shall also pay you for the reasonable airfare and lodging expense for one trip for you and your husband to Austin for house hunting/closing purposes. You shall submit receipts for all such claimed expenses for reimbursement in accordance with Company policy.

5.	Relocation To California from Austin upon Qualified Termination.
Following your relocation to Austin and upon the occurrence of a Qualified Termination at any time during your Employment, regardless of whether or not such Qualified Termination occurs in connection with a change of control of the Company, and if following such Termination you choose to relocate your residence and family back to California from Austin, the Company agrees that it shall reimburse you (a) for your actual closing and related seller’s costs incurred by you in connection with the sale of your Austin home up to a total of $60,000, and (b) for your reasonable moving expenses incurred in moving and relocating your family and household from Austin to California up to a total of $40,000 (USD). All such expenses must be incurred no later than the last day of the second calendar year following the year in which your Involuntary Termination occurs. Such reimbursement shall only pertain to actual closing costs and moving related expenses, such as for household goods, automobiles, etc., and will not include any costs or expenses associated with the purchase of a residence in California such as points on loans. The Company shall provide you with a gross up for any taxes incurred by you on any taxable relocation funds paid to you by the Company pursuant to this section. You agree that you will submit all such reimbursable expenses to the Company with appropriate documentation, including proper receipts, as such expenses are incurred. In no event will reimbursements be made later than the end of the third calendar year following the year of your termination. The reimbursements described in this Section are intended to comply with the “limited payment” and/or “reasonable moving expense” exceptions in Treasury Regulation Section 1.409A-1(b)(9)(v)(A). Notwithstanding anything in this section to the contrary, any gross up that the Company provides to you for any taxes incurred by you on any taxable relocation funds paid by the Company pursuant to this section will be paid no later than the end of your taxable year following the taxable year in which you remit the taxes owed on the taxable reimbursements. The gross up described in the preceding sentence is intended to comply with Treasury Regulation Section 1.409A-3(i)(1)(v).

Your employment with Epicor remains at the mutual consent of you and the Company and while the company has every hope that the employment relationship with you will continue to be mutually beneficial and rewarding, your employment with the Company remains “At-Will” and nothing in this Agreement changes this fact or that you and the Company retain the right to terminate your employment relationship “At-Will”, at any time, with or without cause or prior notice.

Please let me know if you have any questions regarding this transfer. Otherwise, I ask that you please return a signed copy of this letter signifying your agreement with these terms and conditions.

Kathy, we have a great opportunity to take the Company to a new level of performance. Your past experience and skills are and will continue to be a great fit with Epicor and we look forward to working with you from your new Austin location.

Sincerely,

Epicor Software Corporation

Juanita Lott
CHRO and Senior Vice-President

I have read the above terms and conditions, I understand them and I expressly agree to them:

___________________________________________
Kathy Crusco                    Date

                                Exhibit 12.1

Statement Regarding Computation of Ratio of Earnings to Fixed Charges

			Inception	Predecessor
	Year Ended	Year Ended	to	October 1, 2010
	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011	FY2010	FY2009
Earnings
Pre-tax income (loss) from continuing operations	$(45,135)	$(50,621)	$(82,688)	$(12,877)	$32,688	$(67,740)
Fixed charges	98,485	95,558	38,750	34,309	31,341	41,197
Total Earnings as Defined	$53,350	$44,937	$(43,938)	$21,432	$64,029	$(26,543)

Fixed charges

Interest whether expensed or capitalized (and from both continuing and discontinued operations)	$85,844	$85,231	$34,068	$23,804	$28,195	$38,030
Amortization of premiums or discounts	1,380	1,019	494	—	—	—
Amortization of capitalized expenses related to indebtedness	5,445	4,233	2,081	9,265	2,232	2,370
Estimated interest component of rental expense	2,001	1,888	779	340	614	697
Estimated interest component of uncertain tax positions	3,815	3,187	1,328	900	300	100

Total Fixed Charges as Defined	$98,485	$95,558	$38,750	$34,309	$31,341	$41,197

Ratio of Earnings to Fixed Charges	N/A	N/A	N/A	N/A	2.04x	N/A

Coverage Deficiency	$45,135	$50,621	$82,688	$12,877	$—	$67,740

The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. For purposes of calculating the ratios, "earnings" consists of income before income taxes plus fixed charges. "Fixed charges" consists of interest expense, amortization of debt issuance costs, the portion of rental expense representative of interest expense and interest related to uncertain tax positions. The interest portion of rent expense was calculated as 10% of rent expense, whcih is an estimate of our incremental borrowing rate.

Ex. 31.1
CERTIFICATION PURSUANT TO
FORM OF RULE 13a-14(a)
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Joseph L. Cowan, certify that:

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

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 11, 2013	By:	/s/ Joseph L. Cowan
Joseph L. Cowan Chief Executive Officer and Director

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

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 11, 2013	By:	/s/ Kathleen Crusco
Kathleen Crusco Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 11, 2013	By:	/s/ Joseph L. Cowan
Joseph L. Cowan Chief Executive Officer and Director
The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 11, 2013	By:	/s/ Kathleen Crusco
Kathleen Crusco Chief Financial Officer
The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.