Form 10-Q
period 2013-12-31
Epicor Software Corp
filed 2014-02-11
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2013

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒ As a voluntary filer, not subject to the filing requirements, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 11, 2014, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q ("Report"), the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Report contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined and stand-alone basis;

•	our ability to generate additional revenue from our current customer base;

•	the impact of new accounting pronouncements, legal or regulatory requirements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement and senior note indenture, our ability to comply with the covenants therein, and the terms of any future credit or debt agreements;

•	the impact of our parent company's PIK Toggle Notes on our liquidity;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our legal proceedings;

•	our forward or other hedging contracts and practices; and

•	our tax expense and tax rate.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under "Part I, Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as elsewhere herein and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$66,435	$82,902
Accounts receivable, net of allowances of $14,522 and $13,725 at December 31, 2013 and September 30, 2013, respectively	129,048	136,640
Inventories, net	3,111	3,951
Deferred tax assets	21,227	21,497
Income tax receivable	10,709	10,941
Prepaid expenses and other current assets	33,100	37,026
Total current assets	263,630	292,957
Property and equipment, net	65,791	64,931
Intangible assets, net	697,089	730,510
Goodwill	1,297,457	1,301,913
Deferred financing costs	28,134	29,514
Other assets	8,895	10,117
Total assets	$2,360,996	$2,429,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,524	$29,625
Payroll related accruals	35,458	39,704
Deferred revenue	155,132	157,247
Current portion of long-term debt	2,150	22,100
Accrued interest payable	6,684	16,711
Accrued expenses and other current liabilities	64,787	66,243
Total current liabilities	291,735	331,630
Long-term debt, net of unamortized discount of $5,858 and $6,182 at December 31, 2013 and September 30, 2013, respectively	1,297,057	1,290,283
Deferred income tax liabilities	248,572	246,919
Loan from affiliate	1,218	2,206
Other liabilities	46,050	47,095
Total liabilities	1,884,632	1,918,133
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2013 and September 30, 2013. Net of dividends (Note 4)	628,500	647,000
Additional paid-in capital	14,717	13,081
Accumulated deficit	(149,365)	(135,427)
Accumulated other comprehensive loss (Note 13)	(17,488)	(12,845)
Total stockholder’s equity	476,364	511,809
Total liabilities and stockholder’s equity	$2,360,996	$2,429,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Revenues:
Software and software related services:
Software license	$37,404	$29,686
Software and cloud subscriptions	21,280	19,460
Software support	106,358	101,657
Total software and software related services	165,042	150,803
Professional services	56,304	55,179
Hardware and other	23,664	22,472
Total revenues	245,010	228,454
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	36,905	34,068
Cost of professional services revenues[1]	44,412	44,414
Cost of hardware and other revenues[1]	18,299	17,585
Sales and marketing	43,052	40,051
Product development	27,771	23,812
General and administrative	21,921	18,801
Depreciation and amortization	40,857	39,718
Acquisition-related costs	1,904	1,452
Restructuring costs	115	1,844
Total operating expenses	235,236	221,745
Operating income	9,774	6,709
Interest expense	(22,785)	(24,042)
Other income, net	1,029	285
Loss before income taxes	(11,982)	(17,048)
Income tax expense (benefit)[2]	1,956	(3,485)
Net loss	$(13,938)	$(13,563)
Comprehensive loss:
Net loss	$(13,938)	$(13,563)
Other comprehensive loss (Note 13):
Unrealized loss on cash flow hedges, net of taxes	(157)	(93)
Realized loss on cash flow hedge reclassified into net loss, net of taxes[2]	568	—
Unrealized gain (loss) on pension plan liabilities	(17)	51
Foreign currency translation adjustment	(5,037)	(2,166)
Total other comprehensive loss, net of taxes	(4,643)	(2,208)
Comprehensive loss	$(18,581)	$(15,771)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.

(2)	Realized loss of $940 on cash flow hedge reclassified into interest expense, net of tax benefit of $372 reclassified into income tax expense (benefit).
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Operating activities:
Net loss	$(13,938)	$(13,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	2,098	1,535
Depreciation and amortization	40,857	39,718
Amortization of deferred financing costs and original issue discount	1,704	1,924
Changes in operating assets and liabilities and other	(7,071)	(11,889)
Net cash provided by operating activities	23,650	17,725
Investing activities:
Purchases of property and equipment	(3,649)	(2,788)
Capitalized computer software and database costs	(2,866)	(2,719)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(6,515)	(156,897)
Financing activities:
Proceeds from revolving facilities, net	—	69,000
Payment to affiliate	(1,438)	—
Payments on long-term debt	(13,500)	(2,175)
Payment of dividend	(18,500)	—
Net cash provided by (used in) financing activities	(33,438)	66,825
Effect of exchange rate changes on cash	(164)	(296)
Net change in cash and cash equivalents	(16,467)	(72,643)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$66,435	$58,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION

Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013, the unaudited condensed consolidated statements of comprehensive loss for the three months ended December 31, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2013 and 2012 represent our financial position, results of operations and cash flows as of and for the periods then ended. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at December 31, 2013 and September 30, 2013, the results of our operations for the three months ended December 31, 2013 and 2012, and our cash flows for the three months ended December 31, 2013 and 2012, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 11, 2013.

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

In the three months ended December 31, 2013, we elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning with the three months ended December 31, 2013, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While our management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2013, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2014.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2012 and 2013 relate to our fiscal years ended September 30, 2012 and 2013, respectively. References to future years also relate to our fiscal years ending September 30.

Revenue Recognition Policy

Our primary sources of revenue are comprised of: Software and Software Related Services, Professional Services, and Hardware and Other.

Software and Software Related Services consists of:

Software license revenues - Revenues from the granting of perpetual licenses to customers to use our software and application offerings.

Software and cloud subscriptions - Revenues from recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a Software as a Service (“SaaS”) model.

Software Support revenues - Revenues earned primarily from providing customers with technical support services, as well as unspecified software upgrades (when and if available) and release updates and patches.

Professional Services:

Consists primarily of revenues generated from implementation contracts to install (software and hardware), configure and deploy our software products. Our professional services revenues also include business and technical consulting, integration services, custom software development and product training and educational services regarding the use of our software products. Additionally, we provide managed services for customers hosted at our data center facilities, partner data centers or physically on-premise at customer facilities.

Hardware and Other:

Consists primarily of revenues generated from the sale of servers, POS and storage product offerings, hardware maintenance fees and the sale of business products.

Our revenue recognition for software elements is based on ASC 985-605 - Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services and professional services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence (VSOE) of the fair value of those elements, with the residual of the arrangement fee allocated to the software license components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the software support is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

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

Software License Revenues: Amounts allocated to software license revenues that do not require significant customization are recognized at the time of delivery of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance of the undelivered element(s) has occurred or when VSOE is established for the undelivered element(s). If support or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Software and Cloud Subscriptions: We recognize revenue for our software and cloud subscriptions ratably over the contract term primarily commencing with the date the services are made available to customers and all other revenue recognition criteria have been satisfied. Most of our software and cloud subscriptions customer base is on monthly terms and accordingly we bill for these services monthly.

Software Support: Support fees are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Professional Services: Professional services are sold on a fixed fee and time-and-materials basis. Consulting engagements can last anywhere from one day to several months and are based strictly on the customer’s requirements and complexities. Our software, as delivered, can typically be used by the customer. Our professional services are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code.

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

Our revenue recognition for non-software elements is based on ASC 605-Revenue Recognition. Revenue for sales of hardware products and other are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

Hardware and Other: Hardware equipment revenue is recognized based upon the accounting guidance contained in ASC 605. Hardware maintenance contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements.

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

Components of Cost of Software and Software Related Revenues

The components of our cost of software and software related revenues were as follows (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
Components of cost of software and software related services revenues:
Software license	$4,847	$3,479
Software and cloud subscriptions	7,557	6,636
Software support	24,501	23,953
Total	$36,905	$34,068

Non-Cash Investing Activities on Statement of Cash Flows

During the three months ended December 31, 2013, we installed $2.4 million of leasehold improvements which were paid directly by our landlord. We have reduced Purchases of Property and Equipment on our unaudited condensed consolidated statement of cash flows to reflect this non-cash investing activity.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-02), which requires companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments are effective for public companies for fiscal years beginning after 15 December 2013 (our fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2013-05 on our results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires companies to disclose information about reclassifications out of accumulated other comprehensive income and changes in the balance of accumulated other comprehensive income. The disclosures can be presented on the face of the financial statements or in the footnotes. We adopted ASU 2013-02 prospectively in the first quarter of fiscal 2014. We have added a total for other comprehensive loss on the face of our unaudited condensed consolidated statements of comprehensive loss. Additionally, we have added a footnote disclosure to roll forward the balances of each component of accumulated other comprehensive loss, separately disclosing the tax effect of all activity. We have also disclosed the effect on net loss of reclassifications out of other comprehensive loss into net loss. See Note 13 - Accumulated Other Comprehensive Loss.

NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS

Fiscal 2013 Acquisitions

Acquisition of Solarsoft Business Systems, Inc.

On October 12, 2012, we acquired 100% of the equity of Solarsoft Business Systems, Inc. ("Solarsoft") for$155.0 million in cash plus $6.6 million cash on hand reduced by $2.2 million of agreed-upon liabilities assumed. Additionally, the purchase agreement included a clause to account for estimates that were made at the time of closing. The purchase price allocation for Solarsoft was finalized as of September 30, 2013.

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

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in our unaudited condensed consolidated statement of comprehensive loss for the three months ended December 31, 2012 are as follows (in millions).

Three Months Ended
December 31, 2012
(unaudited)
Revenue	$17.2
Net loss	$(4.1)

Solarsoft has been integrated into our operations, accordingly we have not presented revenue and net loss attributable to Solarsoft products for the three months ended December 31, 2013.
NOTE 3 — GOODWILL
We account for goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, in accordance with relevant authoritative accounting principles. The determination of the value of goodwill requires management to make estimates and assumptions that affect our unaudited condensed consolidated financial statements, and this valuation process includes Level 3 fair value measurements.
We perform a goodwill impairment test on each of our reporting units on an annual basis on July 1. Additionally, on a quarterly basis, we review for impairment indicators which could impact the fair value of our reporting units. Conditions which could indicate that the fair value of a reporting unit has declined include the following:

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
We did not note any indicators that goodwill was impaired as of December 31, 2013. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.

NOTE 4 — DEBT
Total debt consisted of the following (in thousands):

	December 31, 2013	September 30, 2013
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $5.9 million and $6.2 million, respectively	$834,192	$847,368
Senior Notes due 2019	465,000	465,000
Convertible Senior Notes	15	15
Total debt	1,299,207	1,312,383
Current portion (1)	2,150	22,100
Total long-term debt, net of discount	$1,297,057	$1,290,283

(1) As of December 31, 2013, current portion of long-term debt includes the December 31, 2014 principal payment for our term loan. As of December 31, 2013, no principal payments were due on the term loan for the remainder of fiscal 2014. In January 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement (described in more detail below). As a result of Amendment No. 3, we are required to make quarterly principal payments on the term loan throughout fiscal 2014, and accordingly, beginning March 31, 2014, the current portion of long-term debt will be $8.4 million.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, and January 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $840.1 million (before $5.9 million unamortized original issue discount) as of December 31, 2013 and a revolving credit facility with a borrowing capacity of $88.0 million. As of December 31, 2013, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.25% or a Base Rate as defined in the 2011 Credit Agreement. As of December 31, 2013, the interest rate applicable to the term loans was 4.5%. As of December 31, 2013, the term loan required that we repay $8.6 million per year with the balance to be repaid at maturity in May 2018. However as a result of the $13.5 million mandatory prepayment made in December 2013, no further principal payments were required during fiscal 2014 as of December 31, 2013. Accordingly, as of December 31, 2013, the current portion of long-term debt is comprised of the December 2014 principal payment of $2.2 million. The revolving credit facility matures in May 2016. The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 1 provided for the refinancing of the then outstanding balance of $857.0 million of our existing Term B Loans under the 2011 Credit Agreement with $860.0 million of Term B-1 Loans. The interest rate on the Term B-1 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.25% per annum, with a LIBOR floor of 1.25%, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.25% per annum. Additionally, the annual principal payments were reduced from $8.7 million per annum to $8.6 million per annum through fiscal 2017. The Term B-1 Loans were scheduled to mature on the same date as the original maturity date of the Term B Loans.

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

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of our existing $840.1 million of Term B-1 Loans under the 2011 Credit Agreement with $840.1 million of new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.0% per annum, with a LIBOR floor of 1.0% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.0% per annum. Amendment No. 3 will increase our required principal payments by $6.3 million for the remainder of fiscal 2014, decrease our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and will decrease our payments during fiscal 2018 from $814.3 million to $808.6 million. The Term B-2 Loans will mature on the same date as the original maturity date of the Term B and Term B-1 Loans. Additionally, the Amendment No. 3 removed the restriction on the Company's ability to repurchase its $465.0 million of Senior Notes due 2019.

The 2011 Credit Agreement originated in May 2011 and provided for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility (the "revolving credit facility") that permitted revolving loans in an aggregate amount of up to $75.0 million, which increased to $88.0 million as a result of the September 20, 2013 amendment, and which included a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 Credit Agreement provided for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain First Lien Senior Secured Leverage Ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million. The term loan was amended on March 7, 2013, September 20, 2013, and January 17, 2014, as noted above. The remaining components of the 2011 Credit Agreement have not been amended.

The original interest rate under the 2011 Credit Agreement was equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the corporate base rate of the administrative agent, (2) the fed funds rate plus 0.5 percent per annum and (3) the Eurocurrency rate for an interest period of one month plus 1%, or (b) a Eurocurrency rate for interest periods of one, two, three or six months, and to the extent agreed by the administrative agent nine and twelve months; provided, however that the minimum Eurocurrency rate for any interest period may be no less than 1.25% per annum in the case of the term loans. The initial applicable margin for term loans and borrowings under the revolving credit facility was 2.75% with respect to base rate borrowings and 3.75% with respect to Eurodollar rate borrowings, which in the case of borrowings under the revolving credit facility, may be reduced subject to our attainment of certain First Lien Senior

Secured Leverage Ratios. As a result of Amendment No. 1 on March 7, 2013, the applicable margin for term loans was 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar rate borrowings.

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

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 Credit Agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27 million of excess cash flow during the year ended September 30, 2013, and as a result, we paid a mandatory prepayment of $13.5 million in December 2013.

The 2011 Credit Agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40.0 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the 2011 Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the term loan. In December 2013, we made a dividend payment of $18.5 million to fund the December 2013 interest payment for the Midco Notes. We intend to continue utilizing permitted dividend payments to voluntarily fund interest on debt issued by our indirect parent company, Eagle Midco Inc. ("EGL Midco"). See "Parent Company PIK Toggle Notes" below for a description of the debt issued by EGL Midco.

Pursuant to the terms of the 2011 Credit Agreement, the December 2013 mandatory prepayment effectively prepaid the $8.6 million of principal payments that would have otherwise been due during fiscal 2014 under the term loan. As a result, as of December 31, 2013, the current portion of long-term debt includes only the $2.2 million principal payment due on our term loan on December 31, 2014. As the 2011 Credit Agreement was refinanced in January 2014, however, we will be required to pay quarterly principal payments of $2.1 million on the refinanced term loan. Had Amendment No. 3 taken place prior to December 31, 2013, the current portion of long-term debt included in our December 31, 2013 unaudited condensed consolidated balance sheet would have been $8.4 million.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At December 31, 2013, the applicable ratio is 4.00 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At December 31, 2013 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Convertible Senior Notes

In May 2011, we acquired Epicor Software Corporation ("Legacy Epicor") which had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 20, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of December 31, 2013, $15 thousand in principal amount of notes remained outstanding.

Future Maturities of Long Term Debt

As of December 31, 2013, maturities of long term debt were none for the remainder of fiscal 2014, $8.6 million per year from 2015 through 2017, $814.3 million in 2018 and $465.0 million in 2019. In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement, which requires us to pay quarterly principal payments of $2.1 million on the refinanced term loan for the remainder of fiscal 2014 beginning March 31, 2014. Had we entered into Amendment No. 3 prior to December 31, 2013, maturities of long term debt as of December 31, 2013 would have been $6.3 million for the remainder of fiscal 2014, $8.4 million per year from 2015 through 2017, $808.6 million in 2018 and $465.0 million in 2019. See "2011 Senior Secured Credit Agreement" above for more information regarding Amendment No. 3 to the 2011 Credit Agreement.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that we do not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our unaudited condensed consolidated financial statements for the quarter ended December 31, 2013.

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
Interest on the Midco Notes will be required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million. For the semiannual interest period ended December 15, 2013, the Minimum Cash Interest payable on the Midco Notes was equal to the full cash interest payment of $18.5 million.

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

On December 15, 2013, we paid an $18.5 million dividend to EGL Midco to fund the December 15, 2013 interest payment applicable to EGL Midco's PIK Toggle Notes. We recorded the dividend payment as a reduction to common stock on our balance sheet. This dividend payment is reflected in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2013.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2014 and $36 million per year from fiscal 2015 through fiscal 2018. To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. We believe that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Caps and Swaps

Our objective in using interest rate caps or swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We may use interest rate caps or swaps as part of our interest rate risk management strategy. Interest rate caps are option-based hedge instruments which do not qualify as cash flow hedges and limit our floating interest rate exposure to a specified cap level. If the floating interest rate exceeds the cap, then the counterparty will pay the incremental interest expense above the cap on the notional amount protected, thereby offsetting that incremental interest expense on our debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counter-party in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. The first component was an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and was settled quarterly on the last business day of each of March, June, September and December, which began December 30, 2011 and ended March 31, 2013. As of December 31, 2013, the interest rate cap had expired. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of December 31, 2013, the notional amount of the swap was $432.9 million.

In March 2013, we entered into Amendment No. 1 to our 2011 Credit Agreement to reduce the interest rate margin applicable to the term loan contained in the 2011 Credit Agreement. Our interest rate swap was initially planned to hedge the floating interest rate applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. As a result, Amendment No. 1 did not impact the effectiveness of our interest rate swap, and we continue to apply cash flow hedge accounting. See Note 4 - Debt for more information on Amendment No. 1 to our 2011 Credit Agreement.

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on the term loan contained in the 2011 Credit Agreement. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We expect that Amendment No. 3 to our 2011 Credit Agreement will reduce the effectiveness of our interest rate swap, and we will record the impact of Amendment No. 3 on the swap in the second quarter of fiscal 2014. See Note 4 - Debt for more information on Amendment No. 3 to our 2011 Credit Agreement.

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

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying unaudited condensed consolidated statements of comprehensive loss and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three months ended December 31, 2013 and December 31, 2012, we recorded net foreign currency gains of $0.7 million and less than $0.1 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our unaudited condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2013	September 30, 2013
Foreign currency forward contracts	Prepaid expenses and other current assets	$644	$150

	Liability Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2013	September 30, 2013
Interest rate swap	Other liabilities	$(4,896)	$(5,613)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(187)	(28)
Total liability derivatives		$(5,083)	$(5,641)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our unaudited condensed consolidated statements of comprehensive loss (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended
	December 31, 2013	December 31, 2012
Loss recognized in other comprehensive loss on derivative (effective portion)	$(254)	$(153)
Gain (loss) recognized in income on derivative (ineffective portion)	31	(5)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(7)	(9)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(940)	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three months ended December 31, 2013, we made a $1.0 million interest payment for the swap, and in connection with that payment, we reclassified $0.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining losses reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015. We expect to reclassify approximately $3.1 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our unaudited condensed consolidated statements of comprehensive loss (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended
	December 31, 2013	December 31, 2012
Included in other income, net	$318	$(6)

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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of December 31, 2013, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$644	$—	$644
Deferred compensation plan assets (2)	—	3,919	—	3,919
Post-retirement insurance plan assets (2)	—	745	—	745
Liabilities:
Foreign currency forward contracts (3)	—	(187)	—	(187)
Interest rate swap (4)	—	(4,896)	—	(4,896)
Deferred compensation plan liabilities (4)	—	(4,458)	—	(4,458)
Total	$—	$(4,233)	$—	$(4,233)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

(2)	Included in other assets in our unaudited condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of December 31, 2013, the term loan contained in our 2011 Credit Agreement had a fair value of $856.8 million, which represented approximately 102% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. As of December 31, 2013, the fair value of our Senior Notes was approximately $506.9 million based on a trading price of approximately 109% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the condensed consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement. The fair value of the term loan contained in our 2011 Credit Agreement is determined by reference to interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement.

The fair value of foreign currency forward contract assets and liabilities, deferred compensation plan assets and liabilities, post-retirement insurance plan assets, and interest rate swap liabilities were as follows, by category of inputs, as of September 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$150	$—	$150
Deferred compensation plan assets (2)	—	3,746	—	3,746
Post-retirement insurance plan assets (2)	—	713	—	713
Liabilities:
Foreign currency forward contracts (3)		(28)		(28)
Interest rate swap (4)	—	(5,613)	—	(5,613)
Deferred compensation plan liabilities (4)	—	(3,916)	—	(3,916)
Total	$—	$(4,948)	$—	$(4,948)

(1)	Included in prepaid expenses and other current assets in our condensed consolidated balance sheet.

(2)	Included in other assets in our condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

(4)	Included in other liabilities in our condensed consolidated balance sheet.

NOTE 7 — INCOME TAXES

The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded income tax expense of $2.0 million, or 16.3% of pre-tax loss, during the three months ended December 31, 2013 compared to an income tax benefit of $3.5 million, or 20.4% of pre-tax loss, during the three months ended December 31, 2012.

Our income tax rate for the three months ended December 31, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the three months ended December 31, 2012 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deducible expense.

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

There are three categories of Series C Units which vest based on a combination of service, performance and market conditions. Annual Units vest ratably over 3 to 4 years based on the holder’s continued employment with the Company. Performance Units vest ratably over 3 to 4 years based upon employee service and attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Exit Units vest based upon attaining thresholds for return on partnership capital. We recognize share based compensation expense using the accelerated expense attribution period, which separately recognizes compensation expense for each vesting tranche over its vesting period.

During the three months ended December 31, 2013 and 2012, we granted 5.3 million and 0.6 million Series C Units, respectively, to certain employees as compensation for their services. In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units may be settled in cash upon call by the Company in certain circumstances. We record changes in the value of Series B Units as compensation expense. During the three months ended December 31, 2013, we recorded $0.4 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.2 million to settle Series B Units. As of December 31, 2013, 0.4 million Series B Units were outstanding with an aggregate value of $1.3 million.

The following table summarizes our share-based compensation expense and its allocation within our unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
Cost of revenues:
Software and software related services	$26	$36
Professional services	86	75
Hardware and other	12	4
Operating expenses:
Sales and marketing	642	481
Product development	181	174
General and administrative	1,151	765
Total share-based compensation expense	$2,098	$1,535

NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, our management approved a restructuring plan as we identified synergies and began to focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the three months ended December 31, 2012, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive loss as they are incurred.
Our restructuring liability at December 31, 2013, was approximately $6.1 million and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance at September 30, 2013	New Charges	Payments	Adjustments	Balance at December 31, 2013

Facility consolidations	$7,825	$(484)	$(2,354)	$68	$5,055
Employee severance, benefits and related costs	916	599	(488)	(4)	1,023
Total	$8,741	$115	$(2,842)	$64	$6,078

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

All restructuring charges were recorded in “Restructuring costs” in our unaudited condensed consolidated statements of comprehensive loss.
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
In May 2011, we entered into a Services Agreement with the beneficial owner of all of our capital stock, Apax Partners, L.P. ("Apax"), which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended December 31, 2013 and 2012, we recorded expense related to the advisory fee of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. At September 2013, the balance of the loans was $2.2 million. In October 2013, we increased the balance of the loans recorded on our unaudited condensed consolidated balance sheet by $0.4 million to record the change in value of Series B Units in Eagle Topco. In December 2013, we repaid $1.4 million of loans from Eagle Topco in connection with the settlement of Series B Units in Eagle Topco. At December 2013, the balance of the loans was $1.2 million. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013.
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

During the three months ended December 31, 2013, we paid an $18.5 million dividend to EGL Midco to fund EGL Midco's December 2013 interest payment on the Midco Notes.

We intend to continue funding cash interest payments on the Midco Notes through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2014, and approximately $36 million per year from fiscal 2015 through fiscal 2018. See Note 4 - Debt for further information regarding the Midco Notes.

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

•
Retail Distribution segment - The Retail Distribution segment supports small to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

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

Reportable segment revenue by category is as follows (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
ERP revenues:
Software and software related services:
Software license	$29,184	$20,886
Software and cloud subscriptions	5,374	3,943
Software support	76,315	72,611
Total software and software related services	110,873	97,440
Professional services	39,036	37,418
Hardware and other	4,662	5,323
Total ERP revenues	154,571	140,181

Retail Solutions revenues:
Software and software related services:
Software license	2,396	3,752
Software and cloud subscriptions	2,131	1,810
Software support	10,610	10,137
Total software and software related services	15,137	15,699
Professional services	10,779	11,942
Hardware and other	6,663	6,740
Total Retail Solutions revenues	32,579	34,381

Retail Distribution revenues:
Software and software related services:
Software license	5,824	5,048
Software and cloud subscriptions	13,775	13,707
Software support	19,433	18,909
Total software and software related services	39,032	37,664
Professional services	6,489	5,819
Hardware and other	12,339	10,409
Total Retail Distribution revenues	57,860	53,892

Total revenues:
Software and software related services:
Software license	37,404	29,686
Software and cloud subscriptions	21,280	19,460
Software support	106,358	101,657
Total software and software related services	165,042	150,803
Professional services	56,304	55,179
Hardware and other	23,664	22,472
Total revenues	$245,010	$228,454

Reportable segment contribution margin is as follows (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
ERP	$50,695	$43,525
Retail Solutions	7,888	10,388
Retail Distribution	17,729	16,144
Total segment contribution margin	$76,312	$70,057

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended
	December 31, 2013	December 31, 2012
Segment contribution margin	$76,312	$70,057
Corporate and unallocated costs	(21,564)	(18,799)
Share-based compensation expense	(2,098)	(1,535)
Depreciation and amortization	(40,857)	(39,718)
Acquisition-related costs	(1,904)	(1,452)
Restructuring costs	(115)	(1,844)
Interest expense	(22,785)	(24,042)
Other expense, net	1,029	285
Loss before income taxes	$(11,982)	$(17,048)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

We are currently involved in various claims and legal proceedings which are discussed below. Each quarter we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. If the potential loss is material and considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants. As of December 31, 2013, we have recorded a $7.8 million liability which is included in our unaudited consolidated balance sheet within accrued expenses and other current liabilities, which represents our portion of the settlement.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents a summary of activity in accumulated other comprehensive loss for the three months ended December 31, 2013 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)
Unrealized loss on cash flow hedge, before tax	—	(254)	—	(254)
Tax benefit of unrealized loss on cash flow hedge	—	97	—	97
Realized loss on cash flow hedge reclassified into interest expense, before tax		940		940
Tax benefit of loss on cash flow hedge reclassified into income tax benefit		(372)		(372)
Amortization of actuarial loss on pension plans (1)			(17)	(17)
Change in foreign currency translation adjustments (1)	(5,037)			(5,037)
Total other comprehensive loss	(5,037)	411	(17)	(4,643)
Balance at December 31, 2013	$(13,779)	$(2,840)	$(869)	$(17,488)

(1) During the three months ended December 31, 2013, there was no tax effect of the amortization of actuarial loss on pension plans or foreign currency translation adjustments. Our pension plan resides in the United Kingdom, where we have a net operating loss carryforward with a full valuation allowance. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the three months ended December 31, 2013, we reclassified realized losses on our cash flow hedge into interest expense upon paying our December 2013 swap payment, resulting in a $0.9 million increase in interest expense. During the three months ended December 31, 2013, we also reclassified the realized tax benefit of the swap payment into income tax benefit, which decreased our income tax expense by $0.4 million.

NOTE 14 — DEPARTURE OF CHIEF EXECUTIVE OFFICER
On October 4, 2013, we announced the departure of our former Chief Executive Officer Pervez Qureshi. As a result of Mr. Qureshi's departure, Mr. Qureshi was entitled to receive (i) 3.0 times his annual base salary in effect at the time of departure, (ii) four days of prorated fiscal 2014 target bonus and (iii) continued participation by Mr. Qureshi and his eligible dependents in the Company’s group health plans for 18 months at the Company’s expense, subject to certain limitations and continued eligibility.

In December 2013, we recorded an expense of $2.0 million representing 3.0 times Mr. Qureshi's annual base salary in effect at the time of departure plus four days of prorated fiscal 2014 target bonus and 18 months of employee benefits. We recorded this payment within general and administrative expenses in the quarter ended December 31, 2013. In addition, we paid a cash payment of $1.2 million to Mr. Qureshi in settlement of Mr. Qureshi's Series B Units in EGL Topco. See Note 8 - Share Based Compensation for more information regarding Series B Units in EGL Topco.

On October 4, 2013, we appointed Joseph L. Cowan as our President and Chief Executive Officer. Additionally, on November 4, 2013, Mr. Cowan was appointed by the Board as a Director of the Company. Mr. Cowan's employment agreement was filed as Exhibit 10.12 to our Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 11, 2013.
NOTE 15 — GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of December 31, 2013 and September 30, 2013, the unaudited condensed consolidating statements of comprehensive loss for the three months ended December 31, 2013 and 2012, and the unaudited condensed consolidating statements of cash flows for the three months ended December 31, 2013 and 2012.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	December 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$20,096	$3,087	$43,252	$—	$66,435
Accounts receivable, net	66,293	5,422	57,333	—	129,048
Inventories, net	1,966	342	803	—	3,111
Deferred tax assets	17,942	861	2,424	—	21,227
Income tax receivable	9,297	—	1,412	—	10,709
Prepaid expenses and other current assets	10,018	542	22,540	—	33,100
Total current assets	125,612	10,254	127,764	—	263,630
Property and equipment, net	41,084	1,626	23,081	—	65,791
Intangible assets, net	581,493	1,336	114,260	—	697,089
Goodwill	861,530	74,291	361,636	—	1,297,457
Deferred financing costs	28,134	—	—	—	28,134
Other assets	551,214	121,585	83,428	(747,332)	8,895
Total assets	$2,189,067	$209,092	$710,169	$(747,332)	$2,360,996
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$20,735	$517	$6,272	$—	$27,524
Payroll related accruals	22,778	814	11,866	—	35,458
Deferred revenue	89,268	1,537	64,327	—	155,132
Current portion of long-term debt	2,150	—	—	—	2,150
Accrued interest payable	6,684	—	—	—	6,684
Accrued expenses and other current liabilities	19,346	1,840	43,601	—	64,787
Total current liabilities	160,961	4,708	126,066	—	291,735
Long-term debt, net of unamortized discount	1,297,057	—	—	—	1,297,057
Deferred income tax liabilities	220,475	(744)	28,841	—	248,572
Loan from affiliate	1,218	—	—	—	1,218
Other liabilities	32,992	107	12,951	—	46,050
Total liabilities	1,712,703	4,071	167,858	—	1,884,632
Total stockholder’s equity	476,364	205,021	542,311	(747,332)	476,364
Total liabilities and stockholder’s equity	$2,189,067	$209,092	$710,169	$(747,332)	$2,360,996

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three months ended December 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Software and software related services	$106,657	$3,350	$55,035	$—	$165,042
Professional services	29,365	2,733	24,206	—	56,304
Hardware and other	15,397	4,383	3,884	—	23,664
Total revenues	151,419	10,466	83,125	—	245,010
Operating expenses:
Cost of software and software related services revenues	20,445	2,033	14,427	—	36,905
Cost of professional services revenues	27,657	2,269	14,486	—	44,412
Cost of hardware and other revenues	14,019	2,812	1,468	—	18,299
Sales and marketing	27,564	958	14,530	—	43,052
Product development	15,574	760	11,437	—	27,771
General and administrative	12,311	153	9,457	—	21,921
Depreciation and amortization	20,793	211	19,853	—	40,857
Acquisition-related costs	1,684	—	220	—	1,904
Restructuring costs	514	—	(399)	—	115
Total operating expenses	140,561	9,196	85,479	—	235,236
Operating income (loss)	10,858	1,270	(2,354)	—	9,774
Interest expense	(22,679)	—	(106)	—	(22,785)
Equity in earnings (loss) of subsidiaries	(813)	4,085	—	(3,272)	—
Other income, net	896	—	133	—	1,029
Income (loss) before income taxes	(11,738)	5,355	(2,327)	(3,272)	(11,982)
Income tax expense (benefit)	2,200	(221)	(23)	—	1,956
Net income (loss)	(13,938)	5,576	(2,304)	(3,272)	(13,938)
Other comprehensive loss	(4,643)	(2,889)	(5,016)	7,905	(4,643)
Total comprehensive income (loss)	$(18,581)	$2,687	$(7,320)	$4,633	$(18,581)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months ended December 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Software and software related services	$99,317	$3,385	$48,101	$—	$150,803
Professional services	25,671	3,303	26,205	—	55,179
Hardware and other	13,464	4,926	4,082	—	22,472
Total revenues	138,452	11,614	78,388	—	228,454
Operating expenses:
Cost of software and software related services revenues	27,406	348	6,314	—	34,068
Cost of professional services revenues	22,725	48	21,641	—	44,414
Cost of hardware and other revenues	10,969	3,188	3,428	—	17,585
Sales and marketing	24,554	565	14,932	—	40,051
Product development	12,871	453	10,488	—	23,812
General and administrative	10,050	4,332	4,419	—	18,801
Depreciation and amortization	36,736	203	2,779	—	39,718
Acquisition-related costs	1,354	—	98	—	1,452
Restructuring costs	93	—	1,751	—	1,844
Total operating expenses	146,758	9,137	65,850	—	221,745
Operating income (loss)	(8,306)	2,477	12,538	—	6,709
Interest expense	(23,947)	—	(95)	—	(24,042)
Equity in earnings of subsidiaries	10,985	—	—	(10,985)	—
Other income (expense), net	1,035	2	(752)	—	285
Income (loss) before income taxes	(20,233)	2,479	11,691	(10,985)	(17,048)
Income tax expense (benefit)	(6,670)	—	3,185	—	(3,485)
Net income (loss)	(13,563)	2,479	8,506	(10,985)	(13,563)
Other comprehensive loss	(2,208)	—	(2,162)	2,162	(2,208)
Total comprehensive income (loss)	$(15,771)	$2,479	$6,344	$(8,823)	$(15,771)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,792	$58	$(20,200)	$—	$23,650
Investing activities:
Purchases of property and equipment	(3,085)	(11)	(553)	—	(3,649)
Capitalized computer software and database costs	(2,866)	—	—	—	(2,866)
Net cash used in investing activities	(5,951)	(11)	(553)	—	(6,515)
Financing activities:
Payment to affiliate	(1,438)	—	—	—	(1,438)
Payments on long-term debt	(13,500)	—	—	—	(13,500)
Payment of dividend	(18,500)	—	—	—	(18,500)
Net cash used in financing activities	(33,438)	—	—	—	(33,438)
Effect of exchange rate changes on cash	—	—	(164)	—	(164)
Change in cash and cash equivalents	4,403	47	(20,917)	—	(16,467)
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$20,096	$3,087	$43,252	$—	$66,435

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$48,186	$(9,476)	$(20,985)	$—	$17,725
Investing activities:
Purchases of property and equipment	(2,390)	(15)	(383)	—	(2,788)
Capitalized computer software and database costs	(2,719)	—	—	—	(2,719)
Acquisition of businesses, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—	—	1,440
Net cash used in investing activities	(156,499)	(15)	(383)	—	(156,897)
Financing activities:
Proceeds from revolving facilities, net	69,000	—	—	—	69,000
Payments on long-term debt	(2,175)	—	—	—	(2,175)
Net cash provided by financing activities	66,825	—	—	—	66,825
Effect of exchange rate changes on cash	—	—	(296)	—	(296)
Change in cash and cash equivalents	(41,488)	(9,491)	(21,664)	—	(72,643)
Cash and cash equivalents, beginning of period	54,371	12,193	64,112	—	130,676
Cash and cash equivalents, end of period	$12,883	$2,702	$42,448	$—	$58,033

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Systems, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired them.
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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with over 4,600 employees worldwide as of December 31, 2013. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
In the three months ended December 31, 2013, the Company elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning with the three months ended December 31, 2013, within revenues and cost of revenues, we will present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.

General Business Trends
Demand for our systems and services offerings has generally been correlated with the overall macroeconomic conditions.  We continue to evaluate the economic situation, the business environment and our outlook for changes. While we anticipate that the global economic environment will remain challenging, we believe that our customers and prospective customers will invest in IT products and services that deliver value, reduce their operating costs and achieve strong return on investment. We believe that our product and service offerings position us to remain competitive. Additionally, we continue ongoing management of our cost structure.

Our ERP business unit has performed well in recent quarters driven by solid growth in software license and SaaS revenues in our America’s region and continued recovery in our EMEA region, partially offset by unfavorable foreign exchange rate impacts in our APAC region. Our Retail Solutions segment performance continues to be driven by longer sales cycles as well as by the number and timing of large strategic deals. Our Retail Distribution segment has also performed well in recent quarters driven by software license and hardware revenues which have been favorably impacted by improvements in consumer confidence and the residential housing market recovery. All of our reporting segments continue to see strong customer retention rates.
Recently we have enhanced our capabilities and marketplace experience with additions to our management team. In October 2013, Joseph L. Cowan became our new President and Chief Executive Officer. Additionally, during the fourth quarter of fiscal 2013, Noel Goggin was appointed as General Manager of Retail Solutions, and Donna Troy was appointed as General Manager of ERP Americas.
Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our software and software related services, professional services and hardware and other to customers that operate in three segments - ERP, Retail Solutions and Retail Distribution.

•
ERP segment - Our ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, food and beverage, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, food and beverage, medical devices, printing, packaging, automotive, aerospace and defense, energy and high tech; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analysis and reporting necessary to support the complex requirements of serviced-based companies in the consulting, banking, financial services, not-for-profit and software sectors.

•
Retail Solutions segment - Our Retail Solutions segment supports (1) large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, CRM, loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) small- to mid-sized retailers with our Epicor Software as a Service for retail which provides a preconfigured, full suite retail solution, including the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support, as a subscription service. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - Our Retail Distribution segment supports small- to mid-sized, independent or affiliated retailers that require integrated POS or ERP offerings. Our Retail Distribution segment primarily supports independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty hardlines retailers, as well as customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America as well as the United Kingdom and Ireland, including several retail chains in North America.

Within each segment, we generate revenues from software and software related services, professional services, and hardware and other products

Software and Software Related Services consist of:

•	Software license revenues - Revenues from the granting of perpetual licenses to customers to use our software and application offerings.

•
Software and cloud subscriptions – Recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a Software as a Service (“SaaS”) model.

•
Software Support revenues – Revenues earned primarily for providing customers with technical support services, as well as unspecified software upgrades (when and if available) and release updates and patches.

Professional Services revenues:

Consist primarily of revenues generated from implementation contracts to install (software and hardware), configure and deploy our software products. Our professional services revenues also include business and technical consulting, integration services, custom software development and product training and educational services regarding the use of our software products. Additionally, we provide managed services for customers hosted at our data center facilities, partner data centers or physically on-premise at customer facilities.

Hardware and Other revenues:

Consist primarily of revenues generated from the sale of servers, POS and storage product offerings, hardware maintenance fees and the sale of business products.

Operating Expenses
Our operating expenses consist primarily of cost of software and software related services revenues, cost of professional services revenues, cost of hardware and other revenues, sales and marketing, product development, general and administrative expenses, acquisition-related costs and restructuring costs as well as non-cash expenses, including depreciation and amortization. We allocate overhead expenses including facilities and information technology costs to all departments based on headcount. As such, overhead expenses are included in cost of revenues and each operating expense category. All operating expenses are allocated to segments, except as otherwise noted below.

•
Cost of software and software related services revenues - Cost of software and software related services revenues consists primarily of direct costs of software duplication and delivery, third-party royalty fees, third party maintenance costs, channel partner referral fees and other costs associated with product updates and providing support services, as well as material and production costs associated with our automotive catalog and other software and cloud subscription and allocated overhead expenses.

•
Cost of professional services revenues - Cost of professional services revenues consists primarily of salary related costs, third party consulting fees, travel costs and allocated overhead expenses associated with providing customers' system installation and integration, custom modification and training services. Additionally the cost of professional services includes salary related costs, outside services costs, travel costs and allocated overhead expenses associated with providing our hosting and managed services offerings.

•
Cost of hardware and other revenues - Cost of hardware and other revenues consists primarily of hardware equipment costs, our logistics organization, third party hardware maintenance contracts and the cost of business products.

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

Results of Operations
The following discussion of the Company's revenues and expenses has been prepared by comparing our consolidated results of operations for the three months ended December 31, 2013 to the three months ended December 31, 2012.
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Total revenues
Our total revenues were $245.0 million and $228.5 million for the three months ended December 31, 2013 and 2012, respectively. Total revenues increased by $16.5 million, or 7%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to growth in software license revenues, SaaS, hosting revenues, and support revenues as well as a $2.7 million decrease in deferred revenue purchase accounting adjustments as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other for the three months ended December 31, 2013 and 2012, and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	December 31, 2013	December 31, 2012	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$29,184	$20,886	$8,298	40%
Software and cloud subscriptions	5,374	3,943	1,431	36%
Software support	76,315	72,611	3,704	5%
Total software and software related services	110,873	97,440	13,433	14%
Professional services	39,036	37,418	1,618	4%
Hardware and other	4,662	5,323	(661)	(12)%
Total ERP revenues	154,571	140,181	14,390	10%

Retail Solutions revenues:
Software and software related services:
Software license	2,396	3,752	(1,356)	(36)%
Software and cloud subscriptions	2,131	1,810	321	18%
Software support	10,610	10,137	473	5%
Total software and software related services	15,137	15,699	(562)	(4)%
Professional services	10,779	11,942	(1,163)	(10)%
Hardware and other	6,663	6,740	(77)	(1)%
Total Retail Solutions revenues	32,579	34,381	(1,802)	(5)%

Retail Distribution revenues:
Software and software related services:
Software license	5,824	5,048	776	15%
Software and cloud subscriptions	13,775	13,707	68	—%
Software support	19,433	18,909	524	3%
Total software and software related services	39,032	37,664	1,368	4%
Professional services	6,489	5,819	670	12%
Hardware and other	12,339	10,409	1,930	19%
Total Retail Distribution revenues	57,860	53,892	3,968	7%

Total revenues:
Software and software related services:
Software license	37,404	29,686	7,718	26%
Software and cloud subscriptions	21,280	19,460	1,820	9%
Software support	106,358	101,657	4,701	5%
Total software and software related services	165,042	150,803	14,239	9%
Professional services	56,304	55,179	1,125	2%
Hardware and other	23,664	22,472	1,192	5%
Total revenues	$245,010	$228,454	$16,556	7%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues during the three months ended December 31, 2013. This compares to the three months ended

December 31, 2012, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 61%, 15% and 24%, respectively, of our revenues.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Segment revenues excluding the impact of deferred revenue purchase accounting adjustments do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Three Months Ended			Three Months Ended
(in thousands)	December 31, 2013			December 31, 2012
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$110,958	$(85)	$110,873	$99,226	$(1,786)	$97,440
Professional services	39,039	(3)	39,036	37,520	(102)	37,418
Hardware and other	4,662	—	4,662	5,323	—	5,323
Total ERP revenues	154,659	(88)	154,571	142,069	(1,888)	140,181

Retail Solutions revenues:
Software and software related services	15,137	—	15,137	15,705	(6)	15,699
Professional services	10,850	(71)	10,779	12,087	(145)	11,942
Hardware and other	6,663	—	6,663	6,740	—	6,740
Total Retail Solutions revenues	32,650	(71)	32,579	34,532	(151)	34,381

Retail Distribution revenues:
Software and software related services	39,076	(44)	39,032	38,426	(762)	37,664
Professional services	6,489	—	6,489	5,883	(64)	5,819
Hardware and other	12,443	(104)	12,339	10,512	(103)	10,409
Total Retail Distribution revenues	58,008	(148)	57,860	54,821	(929)	53,892

Total revenues:
Software and software related services	165,171	(129)	165,042	153,357	(2,554)	150,803
Professional services	56,378	(74)	56,304	55,490	(311)	55,179
Hardware and other	23,768	(104)	23,664	22,575	(103)	22,472
Total revenues	$245,317	$(307)	$245,010	$231,422	$(2,968)	$228,454

The following amounts are stated net of deferred revenue purchase accounting adjustments.

•	ERP revenues - ERP revenues increased by $14.4 million, or 10%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

◦
ERP software and software related services revenues increased by $13.4 million, or 14%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily attributable to an $8.3 million increase in software license revenues which was driven by growth in all our geographic regions. Our America's region led the year over year growth as a result of revenues from a large strategic customer and additional revenues from sales of our Epicor ERP platform. Software and cloud subscriptions revenues increased by $1.4 million primarily due to growth in SaaS revenues. Software support revenues increased by $3.7 million, which was primarily attributable to a $1.9 million increase in support revenues attributable to the addition of new customer software support and support price increases, partially offset by attrition, as well as a $1.8 million decrease in deferred revenue purchase accounting adjustments.

◦
ERP professional services revenues increased by $1.6 million, or 4%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 driven by our America’s and EMEA regions as a result of increased software license revenue in the previous quarters.

◦
ERP hardware and other revenues decreased by $0.6 million, or 12%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease was primarily attributable to lower hardware equipment sales in our America’s region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $1.8 million, or 5%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Software and software related services revenues decreased by $0.6 million and professional services revenues decreased by $1.2 million. The decrease in software and software related services revenue was predominantly attributable to a $1.4 million decrease in software license revenues due to a lower level of strategic sales transactions in the current year as well as timing of revenue recognition on current quarter transactions, partially offset by a $0.3 million increase in software and cloud subscriptions revenues driven by increased SaaS revenues and a $0.5 million increase in software support revenues primarily as a result of the addition of new customer software support and support price increases, partially offset by attrition. The decrease in professional services revenues was driven primarily by lower software license revenues in the preceding quarters. Hardware and other revenues were relatively flat quarter over quarter.

•
Retail Distributions revenues - Retail Distribution revenues increased by $4.0 million, or 7%, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Software and software related services revenues increased by $1.4 million, professional services revenues increased by $0.7 million and hardware and other revenues increased by $1.9 million. The increase in software and software related services revenues was primarily due to an $0.8 million increase in software license revenues driven by increased revenues from both new customers and existing customers as well as a decrease in deferred revenue purchase accounting adjustments and a $0.5 million increase in software support revenues driven primarily by a decrease in deferred revenue purchase accounting adjustments. The increase in professional services revenues was primarily attributable to increases in hosting and network support revenues. The increase in hardware and other revenues was primarily attributable to an increase in demand for customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	December 31, 2013	December 31, 2012	Variance $	Variance %
Cost of software and software related services revenue	$36,905	$34,068	$2,837	8%
Cost of professional services revenue	44,412	44,414	(2)	—%
Cost of hardware and other revenue	18,299	17,585	714	4%
Total cost of revenue	99,616	96,067	3,549	4%
Sales and marketing	43,052	40,051	3,001	7%
Product development	27,771	23,812	3,959	17%
General and administrative	21,921	18,801	3,120	17%
Depreciation and amortization	40,857	39,718	1,139	3%
Acquisition-related costs	1,904	1,452	452	31%
Restructuring costs	115	1,844	(1,729)	(94)%
Total other operating expenses	135,620	125,678	9,942	8%
Interest expense	(22,785)	(24,042)	1,257	(5)%
Other income, net	1,029	285	744	261%
Income tax expense (benefit)	1,956	(3,485)	5,441	(156)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $2.8 million, or 8%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily attributable to a $2.2 million increase in royalty costs as a result of increased software license revenues and higher compensation expenses in software support as a result of annual merit increases and higher benefits costs.

•
Cost of professional services revenues - Cost of professional services revenues remained flat to the prior year. Increased compensation expenses driven by increased professional services revenues were offset by increased compensation recoveries through the Investissement Quebec Credit Program.

•
Cost of hardware and other revenues - Cost of hardware and other revenues increased by $0.7 million, or 4%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily attributable to a $0.8 million increase in hardware equipment costs driven by an increase in hardware equipment revenues.

Total other operating expenses increased by $9.9 million, or 8%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in total other operating expenses was driven primarily by increased compensation costs due to increased headcount, as well as increased sales commission costs and increased incentive bonus costs, both due to higher revenues. The discussion below compares the components of operating expenses for the three months ended December 31, 2013 to the three months ended December 31, 2012.

•
Sales and marketing - Sales and marketing expenses increased by $3.0 million, or 7%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily the result of a $1.6 million increase in commission costs due to increased software license revenues, a $1.7 million increase in employee related costs due primarily to increased incentive bonus and employee benefits costs and a $0.4 million increase in allocated costs, partially offset by a $0.8 million decrease in marketing related expenses.

•
Product development - Product development expenses increased by $4.0 million, or 17%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily the result of a $3.5 million increase in employee related costs and a $0.8 million increase in allocated costs both as a result of increased headcount, partially offset by a $0.3 million increase in capitalized software costs.

•
General and administrative - General and administrative expenses increased by $3.1 million, or 17%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily the result of a one-time $2.0 million severance cost related to the departure of our former President and CEO, a $0.8 million increase in bad debt expense and a $0.6 million increase in incentive comp expense.

•
Depreciation and amortization - Depreciation and amortization expense was $40.9 million for the three months ended December 31, 2013 compared to $39.7 million for the three months ended December 31, 2012, an increase of $1.2 million. The increase was primarily the result of $0.5 million of increased amortization recorded on development costs placed in service and $0.7 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs.

•
Acquisition-related costs - Acquisition-related costs were $1.9 million for the three months ended December 31, 2013 compared to $1.5 million for the three months ended December 31, 2012. Acquisition-related costs for the three months ended December 31, 2013 consisted primarily of acquisition costs for integration activities, such as consolidating the Company's information systems and accounting back office functions, as well as fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. Acquisition-related costs for the three months ended December 31, 2012 consisted primarily of acquisition integration related activities, such as consolidating the Company's information systems and consolidating the Solarsoft acquisition back office functions.

•
Restructuring costs - During the three months ended December 31, 2013, we incurred $0.1 million of management-approved restructuring costs, primarily related to the acquisition of Solarsoft, to eliminate certain employee positions, partially offset by adjustments related to facility restructuring accruals. During the three months ended December 31, 2012, we incurred $1.8 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended December 31, 2013 was $22.8 million compared to $24.0 million for the three months ended December 31, 2012. The decrease in interest expense was attributed primarily to a $1.4 million decrease in term loan interest due to primarily to the 0.5% interest rate reduction as a result of refinancing the term loan in March 2013 as well as a $0.6 million decrease due to decreased borrowings against our revolving credit facility and a $0.1 million decrease in effective interest amortization of deferred financing costs, partially offset by $0.9 million of interest expense reclassified from other comprehensive loss for our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other income, net
Other income for the three months ended December 31, 2013 was $1.0 million compared to $0.3 million for the three months ended December 31, 2012. Other income, net for the three months ended December 31, 2013 included $0.7 million of foreign exchange gains as well as $0.2 million of income from marketable securities and $0.1 million of interest income. Other income for the three months ended December 31, 2012 consisted primarily of $0.1 million of interest income and $0.2 million of recoveries from sales tax audits.
Income tax expense (benefit)

We recorded income tax expense of $2.0 million, or 16.3% of pre-tax loss, during the three months ended December 31, 2013 compared to an income tax benefit of $3.5 million, or 20.4% of pre-tax loss, during the three months ended December 31, 2012. Our income tax rate for the three months ended December 31, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the three months ended December 31, 2012 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deducible expense.

See Note 7 - Income Taxes in our unaudited condensed consolidated financial statements for additional information about income taxes.

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
See Note 11 - Segment Reporting in our unaudited condensed consolidated financial statements for a description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation of contribution margin to loss before income taxes.
Contribution margin for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended
(in thousands, except percentages)	December 31, 2013	December 31, 2012	Variance $	Variance %
ERP	$50,695	$43,525	$7,170	16%
Retail Solutions	7,888	10,388	(2,500)	(24)%
Retail Distribution	17,729	16,144	1,585	10%
Total segment contribution margin	$76,312	$70,057	$6,255	9%

•
ERP contribution margin - Contribution margin for ERP increased by $7.2 million, or 16%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily the result of a $10.6 million increase in software and software related services margins (driven by a $6.9 million increase in software license margins as a result of increased software license revenues, a $1.0 million increase in software and cloud subscriptions margins driven by increased revenues and a $2.7 million increase in software support margins as a result of a $1.8 million reduction in the deferred revenue purchase accounting adjustments and $0.9 million increase due to new customer software support revenues and support price increases), a $1.1 million increase in professional services margins driven by increased professional services revenues as well as a $0.7 million decrease in marketing related expenses partially offset by a $2.5 million increase in sales and marketing and product development employee related expenses, a $1.5 million increase in commission expense as a result of increased software license revenues, a $0.8 million increase in bad debt expense and a $0.8 million increase in allocated costs.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $2.5 million, or 24%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease was primarily as a result of a $0.4 million reduction in software and software related services margins (due to lower software license revenues partially offset by increased software support margins), a $0.7 million decrease in professional services margins due to lower professional services revenues as well as a $1.3 million increase in sales and marketing and product development employee related expenses primarily relating to increased headcount and a $0.2 million increase in allocated costs.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $1.6 million, or 10%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was primarily as a result of a $1.1 million increase in software and software related services margins driven by higher software license revenues and increased software support margins (including a $0.6 million decrease in deferred revenue purchase accounting adjustments), a $0.6 million increase in professional services margins and a $0.4 million increase in hardware and other margins as a result of increased revenues, as well as a $0.3 million increase in capitalized software and database costs, partially offset by a $0.8 million increase in sales and marketing and product development employee related costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Credit Agreement and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $88.0 million of borrowing capacity available under the revolving credit facility contained in our 2011 Credit Agreement will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional cash to fund our operations as a result of these factors or in order to execute our strategy, we would either borrow additional amounts under our 2011 Credit Agreement, incur other indebtedness, undertake additional equity financings or a combination of the foregoing. However, we may be unable to obtain any such additional financing on terms acceptable to us or at all.

As of December 31, 2013, our total indebtedness was $1,305.1 million ($1,299.2 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $88.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the three months ended December 31, 2013 was $22.8 million. In addition to servicing our debt, in December 2013, we paid an $18.5 million dividend to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 interest payment on EGL Midco's $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $18 million for the remainder of fiscal 2014 and $36 million per year thereafter. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt obligations (2)	$1,305,065	$—	$8,600	$8,600	$8,600	$814,250	$465,015
Operating lease obligations	61,314	12,979	13,513	9,912	8,731	8,666	7,513
Interest obligations (3)	393,397	51,812	81,748	78,555	77,549	63,514	40,219
Pension benefit payments	3,012	158	331	237	257	292	1,737
Total	$1,762,788	$64,949	$104,192	$97,304	$95,137	$886,722	$514,484

(1) This table excludes obligations for uncertain tax positions with a carrying value of $9.2 million as of December 31, 2013 because the Company is unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco. We expect to make dividend payments of approximately $18 million for the remainder of fiscal 2014 and approximately $36 million per year from fiscal 2015 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of December 31, 2013. In January 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to reduce the interest rate applicable to borrowings under the term loan contained in the 2011 Credit Agreement. As a result of Amendment No. 3, we anticipate that our annual interest payments will be reduced by approximately $4 million per year. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.25% LIBOR floor contained in our term loan as of December 31, 2013.

In addition to the contractual obligations and commercial commitments listed above, we expect capital expenditures from fiscal 2014 through fiscal 2017 to range from three to four percent of revenues.

In December 2013, we paid an $18.5 million dividend to our indirect parent company, EGL Midco, to fund the December 2013 interest payment on the Midco Notes. Additionally, we paid a $13.5 million mandatory prepayment on the term loan contained in our 2011 Credit Agreement.

2011 Senior Secured Credit Agreement

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of our existing Term B-1 Loans under the 2011 Credit Agreement with new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3% per annum, with a LIBOR floor of 1% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2% per annum. Amendment No. 3 will increase our required principal payments by $6.3 million for the remainder of fiscal 2014, decrease our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and will decrease our principal payment at maturity from $810.0 million to $804.3 million. Amendment No. 3 did not affect the maturity date or the outstanding principal amount of the term loan contained in the 2011 Credit Agreement.

The borrowings under the 2011 Credit Agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of December 31, 2013, we had $840.1 million outstanding under the amended term loan, no borrowings outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 4.5%.

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

For more information, see Note 4 - Debt in the unaudited condensed consolidated financial statements included elsewhere in this filing.

Calculation of Excess Cash Flow and Mandatory Prepayments

The 2011 Credit Agreement requires us to make certain mandatory prepayments when we generate excess cash flow. Excess cash flow under the 2011 Credit Agreement is calculated as net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments less the sum of debt principal repayments, capital expenditures, and other adjustments. The calculated excess cash flow may be reduced based on our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement), all as defined in the 2011 Credit Agreement. Pursuant to the terms of the 2011 Credit Agreement, excess cash flow is measured on an annual basis. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27 million of excess cash flow during fiscal 2013. As a result, we paid a mandatory prepayment of $13.5 million in December 2013 in accordance with the 2011 Credit Agreement.

Current Portion of Long-Term Debt

Pursuant to the terms of the 2011 Credit Agreement, the December 2013 mandatory prepayment effectively prepaid the $8.6 million of principal payments which would have otherwise been due during fiscal 2014 under the term loan. As a result, as of December 31, 2013, the current portion of long-term debt includes only the $2.2 million principal payment due on our term loan on December 31, 2014. However, in January 2014 we entered into Amendment No. 3 of the 2011 Credit Agreement which requires us to pay quarterly principal payments of $2.1 million on the refinanced term loan for the remainder of fiscal 2014. Had Amendment No. 3 been in effect as of December 31, 2013, the current portion of long-term debt included in our December 31, 2013 unaudited condensed consolidated balance sheet would have been $8.4 million.

Senior Notes

As of December 31, 2013, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 4 - Debt in the unaudited condensed consolidated financial statements included elsewhere in this filing.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. Interest on the Midco Notes will be payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding the Midco Notes.

We intend to fund cash interest payments through cash dividends to EGL Midco. In December 2013, we paid an $18.5 million dividend to fund the December 2013 interest payment on the Midco Notes. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2014 and $36 million per year from fiscal 2015 through fiscal 2018.

To the extent we do not fund interest with cash, interest obligations will be satisfied by issuing additional notes (PIK Interest.) If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $614 million.

Our voluntary servicing of the Midco Notes could affect our liquidity by utilizing cash resources which might otherwise be used to service our debt or fund other investments in our business. Furthermore, we may borrow against our revolving credit facility to service the Midco Notes. If we carry an outstanding balance on our revolving credit facility, we are required to meet the First Lien Senior Secured Leverage Ratio covenant in our 2011 Credit Agreement. See "Covenant Compliance" below for further details on our First Lien Senior Secured Leverage Ratio covenant. We continue to believe, however, that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of December 31, 2013.

Cash Flows

Operating Activities

Cash provided by operating activities consists of our net loss adjusted for certain non-cash items (primarily amortization, depreciation, deferred income taxes, provision for doubtful accounts and share-based compensation) and the effect of changes in working capital and other activities. Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their maintenance agreements. We also generate significant cash from new software license revenues as well as revenues from our professional services and sales of hardware. Our primary uses of cash from operating activities are for employee related expenditures, third party royalties and maintenance, the cost of hardware products, and payment of interest on our debt.

Cash provided by operating activities was $23.7 million and $17.7 million for the three months ended December 31, 2013 and 2012, respectively. Cash provided by operating activities increased by $5.9 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Our net loss plus non-cash items provided

$30.7 million and $29.6 million for the three months ended December 31, 2013 and 2012, respectively. This year over year increase was primarily driven by increased gross margins due primarily to revenue growth partially offset by increased operating expenses primarily related to employee related expenses as well as a reduction in cash paid for interest due to lower interest rates paid on our term loan and lower borrowings on our revolving credit facility. Changes in operating assets and liabilities used $7.1 million and $11.9 million of cash for the three months ended December 31, 2013 and 2012, respectively. The change in operating assets and liabilities in the three months ended December 31, 2013 was primarily due to reductions in accrued interest payable and payroll related accruals, partially offset by reductions in accounts receivable. The change in operating assets and liabilities in the three months ended December 31, 2012 was primarily due to reductions in accrued interest payable and an increase in accounts receivable.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from sale of short-term investments.

Cash used in investing activities was $6.5 million for the three months ended December 31, 2013, and included $3.6 million used for purchases of property and equipment, and $2.9 million used for capitalized computer software and database costs.

Cash used in investing activities was $156.9 million for the three months ended December 31, 2012, and included $152.8 million used for the purchase of Solarsoft, $2.8 million used for purchases of property and equipment, and $2.7 million used for capitalized computer software and database costs, partially offset by $1.4 million provided by sales of short-term investments.

Financing Activities

Our primary sources of cash from financing activities include the proceeds of equity investments from funds managed by Apax Partners, LP, which funds are the beneficial owner of all of our capital stock, the proceeds from issuance of debt, and the proceeds of loans from affiliates as a result of employee contributions to partnership equity. Our primary uses of cash for financing activities include payments on long-term debt, payments of financing fees, repayments of loans to affiliates and payments of dividends to our indirect parent company, EGL Midco, to fund interest payments on EGL Midco's PIK Toggle Notes.

Cash used in financing activities was $33.4 million for the three months ended December 31, 2013, and included $13.5 million of payments on long-term debt as well as $18.5 million used for the payment of a dividend to our indirect parent company, EGL Midco and $1.4 million used for payments to affiliates for share-based liabilities. Cash provided by financing activities was $66.8 million for the three months ended December 31, 2012, and included $69.0 million of net proceeds from our revolving credit facility used to partially finance the Solarsoft acquisition, partially offset by $2.2 million of payments on long-term debt.

Cash Held in Foreign Jurisdictions

As of December 31, 2013, we held $41.4 million of cash outside of the U.S. Approximately 42% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 58% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2013, the applicable ratio is 4.00:1.00, which ratio incrementally steps down to 3.25:1.00 over the term of the revolving credit facility.
At December 31, 2013, we had no outstanding borrowings under the revolving credit facility, and as such, we were not subject to the First Lien Senior Secured Leverage Ratio requirement.
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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of December 31, 2013, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Twelve Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(40,748)	$(35,226)
Interest expense	91,412	92,066
Income tax expense (benefit)	679	(8,882)
Depreciation and amortization	162,004	144,958
EBITDA	213,347	192,916
Acquisition-related costs	9,013	8,067
Restructuring costs	3,161	2,980
Deferred revenue and other purchase accounting adjustments	3,582	9,327
Share-based compensation expense	5,336	9,197
Management fees paid to Apax	2,018	1,942
Other	13,263	4,269
Adjusted EBITDA	$249,720	$228,698

First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of December 31, 2013, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended December 31, 2013.
The First Lien Senior Secured Leverage Ratio covenant is calculated using Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at December 31, 2013 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of December 31, 2013.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	4.00x	3.10x

Amendment to Credit Agreement

In January 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to reduce the interest rate applicable to borrowings under the term loan contained in the 2011 Credit Agreement. Amendment No. 3 did not affect the covenants contained in the 2011 Credit Agreement.

Recently Issued Accounting Pronouncements

See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Updates to Critical Accounting Policies
There were no updates to our critical accounting policies during the three months ended December 31, 2013. For a full list of our accounting policies, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2013.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At December 31, 2013, under the 2011 Credit Agreement, we had $840.1 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.25% LIBOR floor (as at December 31, 2013). The revolving credit facility bears interest at floating rates.

As of December 31, 2013, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (also subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning March 31, 2013 through September 30, 2015. As of December 31, 2013, the notional amount of the interest rate swap was $432.9 million.

As of December 31, 2013, the 3-month LIBOR rate was 0.24%. Because the term loan and the swap both had a 1.25% LIBOR floor at December 31, 2013, changes in the 3-month LIBOR will only affect interest payments on the term loan and the swap if the 3-month LIBOR exceeds 1.25%. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.2 million annually, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap. At December 31, 2013, a hypothetical 0.25% increase in the 3-month LIBOR rate would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of December 31, 2013, a hypothetical 0.25% increase in the 3-month LIBOR rate would not affect our interest expense.

In January 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to reduce the interest rate applicable to borrowings under the term loan contained in the 2011 Credit Agreement. As a result of Amendment No. 3, we anticipate that the annual interest expense related to the term loan will decrease by approximately $4 million per year. Amendment No. 3 decreased the interest rate margin contained in the term loan from 3.25% to 3.0%. Additionally, Amendment No. 3 reduced the LIBOR floor contained in the term loan from 1.25% to 1.0%. Subsequent to Amendment No. 3, changes in the 3-month LIBOR will affect interest payments on the term loan if the 3-month LIBOR exceeds 1.0%, and changes in the 3-month LIBOR will affect interest payments on the interest rate swap if the 3-month LIBOR exceeds 1.25%. We anticipate that Amendment No. 3 will impact the effectiveness of our interest rate swap. As a result, a larger portion of the change in the fair value of our interest rate swap will be recorded through interest expense as opposed to other comprehensive loss.

See Note 5 - Derivative Instruments and Hedging Activities in our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three months ended December 31, 2013, we recorded a net foreign currency gain of approximately $0.7 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

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

During the three months ended December 31, 2013, the Company announced the resignation of its former Chief Executive Officer Pervez Qureshi, and the appointment of Joseph L. Cowan as Chief Executive Officer and Director.

PART II — OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

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

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants. As of December 31, 2013, we have recorded a $7.8 million liability which is included in our unaudited consolidated balance sheet within accrued expenses and other current liabilities, which represents our portion of the settlement.

Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In November 2013, certain employees were granted 5,256,873 Series C restricted units. See Note 8 — Share Based Compensation in our unaudited condensed consolidated financial statements included elsewhere herein and see Note 10 - Share Based Compensation in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: February 11, 2014	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director

Date: February 11, 2014	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1	Employment Agreement, dated as of October 4, 2013 between the Company and Joseph L. Cowan (1).

10.2	Relocation Agreement, dated as of November 6, 2013 between the Company and Kathleen Crusco (1).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files - The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on February 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive loss, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

(1) Incorporated by reference to annual report on Form 10-K for the fiscal year ended September 30, 2013 (file no. 333-178959), as filed with the Securities and Exchange Commission on December 11, 2013.