Form 10-Q
period 2014-03-31
Epicor Software Corp
filed 2014-05-08
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from              to
Commission File Number 333-178959
Epicor Software Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-1478440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Las Cimas Parkway Austin, TX	78746
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☒ As a voluntary filer, the registrant is not required to submit Interactive Data Files pursuant to Rule 405 of Regulation S-T. The registrant has submitted all Interactive Data Files that would be required under Rule 405 of Regulation S-T for the preceding 12 months.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2014, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$113,302	$82,902
Accounts receivable, net of allowances of $12,225 and $13,725 at March 31, 2014 and September 30, 2013, respectively	118,185	136,640
Inventories, net	3,833	3,951
Deferred tax assets	20,966	21,497
Income tax receivable	9,764	10,941
Prepaid expenses and other current assets	38,460	37,026
Total current assets	304,510	292,957
Property and equipment, net	62,744	64,931
Intangible assets, net	663,460	730,510
Goodwill	1,293,874	1,301,913
Deferred financing costs	26,355	29,514
Other assets	9,051	10,117
Total assets	$2,359,994	$2,429,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$26,941	$29,625
Payroll related accruals	42,616	39,704
Deferred revenue	164,234	157,247
Current portion of long-term debt	8,401	22,100
Accrued interest payable	16,711	16,711
Accrued expenses and other current liabilities	58,192	66,243
Total current liabilities	317,095	331,630
Long-term debt, net of unamortized discount of $6,666 and $6,182 at March 31, 2014 and September 30, 2013, respectively	1,287,899	1,290,283
Deferred income tax liabilities	239,264	246,919
Loan from affiliate	1,218	2,206
Other liabilities	43,904	47,095
Total liabilities	1,889,380	1,918,133
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2014 and September 30, 2013. Net of dividends (Note 4)	628,500	647,000
Additional paid-in capital	16,615	13,081
Accumulated deficit	(152,615)	(135,427)
Accumulated other comprehensive loss (Note 13)	(21,886)	(12,845)
Total stockholder’s equity	470,614	511,809
Total liabilities and stockholder’s equity	$2,359,994	$2,429,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues:
Software and software related services:
Software license	$32,288	$31,700	$69,692	$61,386
Software and cloud subscriptions	21,340	20,412	42,620	39,872
Software support	107,583	103,343	213,941	205,000
Total software and software related services	161,211	155,455	326,253	306,258
Professional services	59,288	60,215	115,592	115,394
Hardware and other	22,254	22,881	45,918	45,353
Total revenues	242,753	238,551	487,763	467,005
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	36,132	37,001	73,037	71,069
Cost of professional services revenues[1]	45,518	45,734	89,930	90,148
Cost of hardware and other revenues[1]	16,317	18,425	34,616	36,010
Sales and marketing	40,388	41,397	83,440	81,448
Product development	26,721	25,862	54,492	49,674
General and administrative	15,464	18,501	37,385	37,302
Depreciation and amortization	42,167	40,818	83,024	80,536
Acquisition-related costs	2,064	2,392	3,968	3,844
Restructuring costs	1,497	1,649	1,612	3,493
Total operating expenses	226,268	231,779	461,504	453,524
Operating income	16,485	6,772	26,259	13,481
Interest expense	(21,632)	(22,947)	(44,417)	(46,989)
Other expense, net	(1,276)	(709)	(247)	(424)
Loss before income taxes	(6,423)	(16,884)	(18,405)	(33,932)
Income tax benefit	(3,173)	(4,080)	(1,217)	(7,565)
Net loss	$(3,250)	$(12,804)	$(17,188)	$(26,367)
Comprehensive loss:
Net loss	$(3,250)	$(12,804)	$(17,188)	$(26,367)
Other comprehensive loss (Note 13):
Unrealized loss on cash flow hedges, net of taxes	(125)	(94)	(282)	(187)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	475	—	1,043	—
Unrealized gain on pension plan liabilities	354	54	337	105
Foreign currency translation adjustment	(5,102)	(4,576)	(10,139)	(6,742)
Total other comprehensive loss, net of taxes	(4,398)	(4,616)	(9,041)	(6,824)
Comprehensive loss	$(7,648)	$(17,420)	$(26,229)	$(33,191)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Operating activities:
Net loss	$(17,188)	$(26,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3,996	3,194
Depreciation and amortization	83,024	80,536
Amortization of deferred financing costs and original issue discount and loss on extinguishment of debt	3,925	3,624
Changes in operating assets and liabilities and other	7,026	5,554
Net cash provided by operating activities	80,783	66,541
Investing activities:
Purchases of property and equipment	(6,452)	(6,619)
Capitalized computer software and database costs	(5,973)	(5,552)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(12,425)	(163,561)
Financing activities:
Proceeds from revolving facilities, net	—	44,000
Payment to affiliate	(1,438)	—
Payments on long-term debt	(15,599)	(4,325)
Payment of dividend	(18,500)	—
Proceeds from issuance of senior secured term loan	—	3,050
Payments of financing fees	(1,326)	(1,598)
Net cash provided by (used in) financing activities	(36,863)	41,127
Effect of exchange rate changes on cash	(1,095)	(1,407)
Net change in cash and cash equivalents	30,400	(57,300)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$113,302	$73,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION
Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding segments under GAAP (as defined below).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheets as of March 31, 2014 and September 30, 2013, the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2014 and 2013 represent our financial position, results of operations and cash flows as of and for the periods then ended. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to fairly present our financial position at March 31, 2014 and September 30, 2013, the results of our operations for the three and six months ended March 31, 2014 and 2013, and our cash flows for the six months ended March 31, 2014 and 2013, respectively.

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

Beginning in fiscal 2014, we elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2014, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2014.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2012 and 2013 relate to our fiscal years ended September 30, 2012 and 2013, respectively. References to future years also relate to our fiscal years ending September 30 of the applicable year.

Revenue Recognition Policy

Our primary sources of revenue are comprised of: Software and Software Related Services, Professional Services, and Hardware and Other as described below:

Software and Software Related Services:

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

Hardware and Other:

Consists primarily of revenues generated from the re-sale of servers, POS and storage product offerings, hardware maintenance fees and the sale of business products.

Our revenue recognition for software elements is based on Accounting Standards Codification Section 985-605 - Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

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

Components of Cost of Software and Software Related Revenues

The components of our cost of software and software related revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Components of cost of software and software related services revenues:
Software license	$4,471	$5,365	$9,318	$8,844
Software and cloud subscriptions	7,201	7,105	14,758	13,742
Software support	24,460	24,531	48,961	48,483
Total	$36,132	$37,001	$73,037	$71,069

Non-Cash Investing Activities on Statement of Cash Flows

During the six months ended March 31, 2014, we installed $2.4 million of leasehold improvements which were paid directly by the landlord for our facility in Bensalem, Pennsylvania. We have excluded these leasehold improvements from Purchases of Property and Equipment in our unaudited condensed consolidated statement of cash flows as they represent a non-cash investing activity.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which requires companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments are effective for public companies for fiscal years beginning after 15 December 2013 (our fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2013-05 on our results of operations.

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

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in our unaudited condensed consolidated statement of comprehensive loss for the three and six months ended March 31, 2013 are as follows (in millions).

	Three Months Ended	Six Months Ended
	March 31, 2013	March 31, 2013
	(unaudited)	(unaudited)
Revenue	$20.9	$38.1
Net loss	$(3.1)	$(7.2)

As of fiscal 2014, Solarsoft has been integrated into our operations, accordingly we have not presented revenue and net loss attributable to Solarsoft products for the three and six months ended March 31, 2014.
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
We did not note any indicators that goodwill was impaired as of March 31, 2014. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
NOTE 4 — DEBT
Total debt in the periods presented consisted of the following (in thousands):

	March 31, 2014	September 30, 2013
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $6,666 and $6,182, respectively	$831,285	$847,368
Senior Notes due 2019	465,000	465,000
Convertible Senior Notes	15	15
Total debt	1,296,300	1,312,383
Current portion	8,401	22,100
Total long-term debt, net of discount	$1,287,899	$1,290,283

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, and January 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $838.0 million (before $6.7 million unamortized original issue discount) as of March 31, 2014 and a revolving credit facility with a borrowing capacity of $88.0 million. As of March 31, 2014, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of March 31, 2014, the interest rate applicable to the term loans was 4.0%.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 1 provided for the refinancing of the then outstanding balance of $857.0 million of our existing Term B Loans under the 2011 Credit Agreement with $860.0 million of Term B-1 Loans. The interest rate on the Term B-1 Loans was based, at our option, on a LIBOR rate, plus a margin of 3.25% per annum, with a LIBOR floor of 1.25%, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.25% per annum. Additionally, the annual principal payments were reduced from $8.7 million per annum to $8.6 million per annum through fiscal 2017. The Term B-1 Loans were scheduled to mature on the same date as the original maturity date of the Term B Loans.
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

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of our existing $840.1 million of Term B-1 Loans under the 2011 Credit Agreement with $840.1 million of new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.0% per annum, with a LIBOR floor of 1.0% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.0% per annum. Amendment No. 3 increased our required principal payments by $6.3 million for the remainder of fiscal 2014, decreased our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and decreased our payments during fiscal 2018 from $814.3 million to $808.6 million. The Term B-2 Loans mature on the same date as the original maturity date of the Term B and Term B-1 Loans. Additionally, the Amendment No. 3 removed the restriction on the Company's ability to repurchase its $465.0 million of Senior Notes due 2019.

We incurred $1.3 million of fees in connection with Amendment No. 3. We are amortizing $1.2 million of the fees to interest expense over the remaining term of the 2011 Credit Agreement, and we recorded $0.1 million of the fees directly to interest expense in accordance with GAAP. Additionally, we recorded a $0.5 million loss on extinguishment of debt to write off deferred financing costs and original issue discount allocable to lenders whose balances were transferred to other lenders in connection with Amendment No. 3. The loss on extinguishment of debt is included within other expense, net in our unaudited condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2014. The remainder of the unamortized deferred financing costs and original issue discount were allocable to lenders whose term loan balances were deemed to be modified. We are continuing to amortize the remaining unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

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

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 Credit Agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27.0 million of excess cash flow during the year ended September 30, 2013, and as a result, we paid a mandatory prepayment of $13.5 million in December 2013.

The 2011 Credit Agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40.0 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the 2011 Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the term loan. We utilize permitted dividend payments to voluntarily fund interest on debt issued by our indirect parent company, Eagle Midco Inc. ("EGL Midco"). EGL Midco has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). In December 2013, we made a dividend payment of $18.5 million to fund the December 2013 interest payment for the Midco Notes. We intend to continue utilizing permitted dividend payments to voluntarily fund interest on the Midco Notes. See "Parent Company PIK Toggle Notes" below for a description of the Midco Notes.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At March 31, 2014, the applicable ratio is 3.75 to 1.00, which ratio incrementally steps down to 3.25 to 1.00 over the term of the revolving credit facility.

At March 31, 2014 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Convertible Senior Notes

In May 2011, we acquired Epicor Software Corporation ("Legacy Epicor") which had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus interest accrued through June 19, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. As of March 31, 2014, fifteen thousand dollars in principal amount of convertible senior notes remained outstanding.

Future Maturities of Long Term Debt

As of March 31, 2014, maturities of long term debt were $4.2 million for the remainder of fiscal 2014, $8.4 million per year from 2015 through 2017, $808.6 million in 2018 and $465.0 million in 2019.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, EGL Midco has issued the Midco Notes in the principal amount of $400 million. The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that we do not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 or any period presented.

Interest on the Midco Notes is payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2013. Subject to conditions in the indenture for the Midco Notes, EGL Midco is required to pay interest on the Midco Notes in cash or through issuing additional notes or increasing the principal amount of the Midco Notes ("PIK Interest"). The interest rate on the Midco Notes is 9.0% per annum for interest paid in cash or 9.75% per annum for PIK Interest. PIK Interest is paid by issuing additional notes having the same terms as the Midco Notes or by increasing the outstanding principal amount of the Midco Notes.

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco is and will continue to be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash. Interest on the Midco Notes is required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million. For the semiannual interest period ended December 15, 2013, the Minimum Cash Interest payable on the Midco Notes was equal to the full cash interest payment of $18.5 million.

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

On December 15, 2013, we paid an $18.5 million dividend to EGL Midco to fund the December 15, 2013 interest payment applicable to the Midco Notes. We recorded the dividend payment as a reduction to common stock on our balance sheet. This dividend payment is reflected in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2014.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18.0 million for the remainder of fiscal 2014 and $36 million per year from fiscal 2015 through fiscal 2018. To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. We believe that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.
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

In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. The first component was an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and was settled quarterly on the last business day of each of March, June, September and December, which began September 30, 2011 and ended March 31, 2013. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of March 31, 2014, the notional amount of the swap was $431.3 million.

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

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on our term loan. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We did not amend the 1.25% LIBOR floor contained in our interest rate swap, and accordingly, we incorporated the change to our hedged interest payments into our analysis and measurement of hedge effectiveness, noting that our interest rate swap remained highly effective as of March 31, 2014. See Note 4 - Debt for more information on Amendment No. 3 to our 2011 Credit Agreement.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying unaudited condensed consolidated statements of comprehensive loss and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three and six months ended March 31, 2014, we recorded net foreign currency losses of $0.8 million and $0.1 million, respectively. During the three and six months ended March 31, 2013, we recorded net foreign currency losses of $0.9 million and $0.9 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our unaudited condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2014	September 30, 2013
Foreign currency forward contracts	Prepaid expenses and other current assets	$248	$150

	Liability Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2014	September 30, 2013
Interest rate swap	Other liabilities	$(4,049)	$(5,613)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(320)	(28)
Total liability derivatives		$(4,369)	$(5,641)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our unaudited condensed consolidated statements of comprehensive loss (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Loss recognized in other comprehensive loss on derivative (effective portion)	$(242)	$(153)	$(496)	$(306)
Gain (loss) recognized in income on derivative (ineffective portion)	172	(5)	203	(9)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(6)	(8)	(13)	(17)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(917)	—	(1,857)	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three and six months ended March 31, 2014, we made interest payments of $0.9 million and $1.9 million for the swap, and in connection with those payments, we reclassified $0.9 million and $1.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining losses reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015. We expect to reclassify approximately $2.9 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our unaudited condensed consolidated statements of comprehensive loss (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Included in other expense, net	$(979)	$(831)	$(661)	$(837)
NOTE 6 — FAIR VALUE
We measure fair value based on authoritative accounting guidance under GAAP, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements.

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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of March 31, 2014, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of March 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$248	$—	$248
Deferred compensation plan assets (2)	—	4,468	—	4,468
Post-retirement insurance plan assets (2)	—	745	—	745
Liabilities:
Foreign currency forward contracts (3)	—	(320)	—	(320)
Interest rate swap (4)	—	(4,049)	—	(4,049)
Deferred compensation plan liabilities (4)	—	(4,547)	—	(4,547)
Total	$—	$(3,455)	$—	$(3,455)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

(2)	Included in other assets in our unaudited condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of March 31, 2014, the term loan contained in our 2011 Credit Agreement had a fair value of $842.5 million, which represented approximately 101% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement. As of March 31, 2014, the fair value of our Senior Notes was approximately $506.9 million based on a trading price of approximately 109% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the unaudited condensed consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement.

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
NOTE 7 — INCOME TAXES
The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $3.2 million, or 49.4% of pre-tax loss, during the three months ended March 31, 2014 compared to an income tax benefit of $4.1 million, or 24.2% of pre-tax loss, during the three months ended March 31, 2013.

Our income tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to release of uncertain tax position liabilities from lapse of statute of limitations, off-set by non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deductible expenses.

We recorded an income tax benefit of $1.2 million, or 6.6% of pre-tax loss, during the six months ended March 31, 2014 compared to an income tax benefit of $7.6 million, or 22.3% of pre-tax loss, during the six months ended March 31, 2013.

Our income tax rate for the six months ended March 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the six months ended March 31, 2013 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deductible expenses.

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

During the six months ended March 31, 2014 and 2013, we granted 6.8 million and 1.2 million Series C Units, respectively, to certain employees as compensation for their services. In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units may be settled in cash upon call by the Company in certain circumstances. We record changes in the value of Series B Units as compensation expense. During the six months ended March 31, 2014, we recorded $0.4 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.4 million to settle Series B Units. As of March 31, 2014, $0.3 million Series B Units were outstanding with an aggregate value of $1.0 million.

The following table summarizes our share-based compensation expense and its allocation within our unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Cost of revenues:
Software and software related services	$10	$35	$36	$70
Professional services	32	99	118	175
Hardware and other	10	6	22	10
Operating expenses:
Sales and marketing	568	350	1,210	831
Product development	173	227	354	401
General and administrative	1,105	942	2,256	1,707
Total share-based compensation expense	$1,898	$1,659	$3,996	$3,194
NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, our management approved a restructuring plan as we identified synergies and began to focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During the three months ended March 31, 2013, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive loss as they are incurred. During the three months ended March 31, 2014, our management approved a restructuring plan to more properly align our personnel and facilities costs with our projected future revenue streams at certain locations and business units.

Our restructuring liability at March 31, 2014, was approximately $6.7 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at September 30, 2013	New Charges	Payments	Adjustments	Balance at March 31, 2014

Facility consolidations	$7,825	$(324)	$(2,490)	$32	$5,043
Employee severance, benefits and related costs	916	1,936	(1,172)	(1)	1,679
Total	$8,741	$1,612	$(3,662)	$31	$6,722

Our restructuring liability at March 31, 2013, was approximately $9.3 million and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments	Balance at March 31, 2013

Facility consolidations	$8,874	$720	$(1,277)	$(86)	$8,231
Employee severance, benefits and related costs	941	2,773	(2,570)	(84)	1,060
Total	$9,815	$3,493	$(3,847)	$(170)	$9,291

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
In May 2011, we entered into a Services Agreement with the beneficial owner of all of our capital stock, Apax Partners, L.P. ("Apax"), which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended March 31, 2014 and 2013, we recorded expense related to the advisory fee of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss. During the six months ended March 31, 2014 and 2013, we recorded expense related to the advisory fee of approximately $1.0 million and $1.0 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. At September 2013, the balance of the loans was $2.2 million. In October 2013, we increased the balance of the loans recorded on our unaudited condensed consolidated balance sheet by $0.4 million to record the change in value of Series B Units in Eagle Topco. In

December 2013, we repaid $1.4 million of loans from Eagle Topco in connection with the settlement of Series B Units in Eagle Topco. At March 31, 2014, the balance of the loans was $1.2 million. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2014 and September 30, 2013.
Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 4 - Debt, our indirect parent company, EGL Midco, has issued the Midco Notes in the principal amount of $400 million. The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

In December 2013, we paid an $18.5 million dividend to EGL Midco to fund EGL Midco's December 2013 interest payment on the Midco Notes.

We intend to continue funding cash interest payments on the Midco Notes through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2014, and approximately $36 million per year from fiscal 2015 through fiscal 2018. See Note 4 - Debt for further information regarding the Midco Notes.
NOTE 11 — SEGMENT REPORTING
We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. We aggregate our ERP Americas, ERP EMEA and ERP APAC operating segments into one ERP reportable segment because the various geographical units have similar economic characteristics. These segments are determined in accordance with how our management views and evaluates our business and based on the criteria as outlined in authoritative accounting guidance regarding segments under GAAP. We believe these segments accurately reflect the manner in which our management views and evaluates the business.

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

Reportable segment revenue by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
ERP revenues:
Software and software related services:
Software license	$22,259	$23,759	$51,443	$44,645
Software and cloud subscriptions	5,295	4,498	10,669	8,439
Software support	77,733	74,072	154,048	146,683
Total software and software related services	105,287	102,329	216,160	199,767
Professional services	40,309	40,493	79,345	77,911
Hardware and other	4,193	4,762	8,855	10,086
Total ERP revenues	149,789	147,584	304,360	287,764

Retail Solutions revenues:
Software and software related services:
Software license	3,470	2,833	5,866	6,584
Software and cloud subscriptions	2,091	1,932	4,222	3,742
Software support	10,460	10,005	21,070	20,144
Total software and software related services	16,021	14,770	31,158	30,470
Professional services	11,060	12,249	21,839	24,191
Hardware and other	5,100	7,809	11,763	14,549
Total Retail Solutions revenues	32,181	34,828	64,760	69,210

Retail Distribution revenues:
Software and software related services:
Software license	6,559	5,108	12,383	10,157
Software and cloud subscriptions	13,954	13,982	27,729	27,691
Software support	19,390	19,266	38,823	38,173
Total software and software related services	39,903	38,356	78,935	76,021
Professional services	7,919	7,473	14,408	13,292
Hardware and other	12,961	10,310	25,300	20,718
Total Retail Distribution revenues	60,783	56,139	118,643	110,031

Total revenues:
Software and software related services:
Software license	32,288	31,700	69,692	61,386
Software and cloud subscriptions	21,340	20,412	42,620	39,872
Software support	107,583	103,343	213,941	205,000
Total software and software related services	161,211	155,455	326,253	306,258
Professional services	59,288	60,215	115,592	115,394
Hardware and other	22,254	22,881	45,918	45,353
Total revenues	$242,753	$238,551	$487,763	$467,005

Reportable segment contribution margin is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
ERP	$50,258	$45,236	$100,953	$88,761
Retail Solutions	9,023	9,958	16,911	20,346
Retail Distribution	21,426	17,031	39,155	33,175
Total segment contribution margin	$80,707	$72,225	$157,019	$142,282

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Total segment contribution margin	$80,707	$72,225	$157,019	$142,282
Corporate and unallocated costs	(16,596)	(18,935)	(38,160)	(37,734)
Share-based compensation expense	(1,898)	(1,659)	(3,996)	(3,194)
Depreciation and amortization	(42,167)	(40,818)	(83,024)	(80,536)
Acquisition-related costs	(2,064)	(2,392)	(3,968)	(3,844)
Restructuring costs	(1,497)	(1,649)	(1,612)	(3,493)
Interest expense	(21,632)	(22,947)	(44,417)	(46,989)
Other expense, net	(1,276)	(709)	(247)	(424)
Loss before income taxes	$(6,423)	$(16,884)	$(18,405)	$(33,932)
NOTE 12 — COMMITMENTS AND CONTINGENCIES
We are currently involved in various claims and legal proceedings. Our significant legal matters are discussed below. Each quarter we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. If the potential loss is material and considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

State Court Shareholder Litigation

 In connection with the announcement of the proposed acquisition of Epicor Software Corporation ("Legacy Epicor") by funds advised by Apax in April 2011, four putative stockholder class action suits were filed in the Superior Court of California, Orange County, and two such suits were filed in Delaware Chancery Court. The actions filed in California were entitled Kline v. Epicor Software Corp. et al., (filed Apr. 6, 2011); Tola v. Epicor Software Corp. et al., (filed Apr. 8, 2011); Watt v. Epicor Software Corp. et al., (filed Apr. 11, 2011), and Frazer v. Epicor Software et al., (filed Apr. 15, 2011). The actions filed in Delaware were entitled Field Family Trust Co. v. Epicor Software Corp. et al., (filed Apr. 12, 2011) and Hull v. Klaus et al., (filed Apr. 22, 2011). Amended complaints were filed in the Tola and Field Family Trust actions on April 13, 2011 and April 14, 2011, respectively. Plaintiff Kline dismissed his lawsuit on April 18, 2011 and shortly thereafter filed an action in federal district court. Kline then dismissed his federal lawsuit on July 22, 2011.

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

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants. The Court has set a preliminary approval hearing for May 23, 2014. As of March 31, 2014, we have recorded a $7.8 million liability which is included in our unaudited consolidated balance sheet within accrued expenses and other current liabilities, which represents our portion of the settlement.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a summary of activity in accumulated other comprehensive loss for the three months ended March 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at December 31, 2013	$(13,779)	$(2,840)	$(869)	$(17,488)
Unrealized loss on cash flow hedge, before tax	—	(242)	—	(242)
Tax benefit of unrealized loss on cash flow hedge	—	117	—	117
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	917	—	917
Tax benefit of loss on cash flow hedge reclassified into income tax benefit	—	(442)	—	(442)
Unrealized gain on pension plan liabilities (1)	—	—	354	354
Change in foreign currency translation adjustments (1)	(5,102)	—	—	(5,102)
Total other comprehensive income (loss)	(5,102)	350	354	(4,398)
Balance at March 31, 2014	$(18,881)	$(2,490)	$(515)	$(21,886)

The following table presents a summary of activity in accumulated other comprehensive loss for the six months ended March 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)
Unrealized loss on cash flow hedge, before tax	—	(496)	—	(496)
Tax benefit of unrealized loss on cash flow hedge	—	214	—	214
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	1,857	—	1,857
Tax benefit of loss on cash flow hedge reclassified into income tax benefit	—	(814)	—	(814)
Unrealized gain on pension plan liabilities (1)	—	—	337	337
Change in foreign currency translation adjustments (1)	(10,139)	—	—	(10,139)
Total other comprehensive income (loss)	(10,139)	761	337	(9,041)
Balance at March 31, 2014	$(18,881)	$(2,490)	$(515)	$(21,886)

(1) During the three and six months ended March 31, 2014, there was no tax effect of the unrealized gain on pension plan liabilities or foreign currency translation adjustments because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the three and six months ended March 31, 2014, we reclassified realized losses on our cash flow hedge into interest expense upon paying our December 2013 and March 2014 swap payments, resulting in increased interest expense of $0.9 million and $1.9 million, respectively, for the three and six months ended March 31, 2014. During the three and six months ended March 31, 2014, we also reclassified the realized tax benefit of the swap payments into income tax benefit, which decreased our income tax expense by $0.4 million and $0.8 million, for the three and six months ended March 31, 2014.
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

In the quarter ended December 2013, we recorded an expense of $2.0 million representing 3.0 times Mr. Qureshi's annual base salary in effect at the time of departure plus four days of prorated fiscal 2014 target bonus and 18 months of employee benefits. We recorded this payment within general and administrative expenses in the quarter ended December 31, 2013. In addition, we paid a cash payment of $1.2 million to Mr. Qureshi in settlement of Mr. Qureshi's Series B Units in EGL Topco. See Note 8 - Share Based Compensation for more information regarding Series B Units in EGL Topco.

On October 4, 2013, we appointed Joseph L. Cowan as our President and Chief Executive Officer. Additionally, on November 4, 2013, Mr. Cowan was appointed by the Board as a Director of the Company. Mr. Cowan's employment agreement was filed as Exhibit 10.12 to our Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 11, 2013.
NOTE 15 — GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of March 31, 2014 and September 30, 2013, the unaudited condensed consolidating statements of comprehensive loss for the three and six months ended March 31, 2014 and 2013, and the unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2014 and 2013.

The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$37,030	$6,755	$69,517	$—	$113,302
Accounts receivable, net	62,602	4,351	51,232	—	118,185
Inventories, net	2,380	337	1,116	—	3,833
Deferred tax assets	17,942	861	2,163	—	20,966
Income tax receivable	9,297	—	467	—	9,764
Prepaid expenses and other current assets	13,836	622	24,002	—	38,460
Total current assets	143,087	12,926	148,497	—	304,510
Property and equipment, net	38,039	1,433	23,272	—	62,744
Intangible assets, net	552,334	1,336	109,790	—	663,460
Goodwill	782,745	74,291	436,838	—	1,293,874
Deferred financing costs	26,355	—	—	—	26,355
Other assets	661,214	86,996	(77,030)	(662,129)	9,051
Total assets	$2,203,774	$176,982	$641,367	$(662,129)	$2,359,994
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,745	$1,350	$6,846	$—	$26,941
Payroll related accruals	28,187	800	13,629	—	42,616
Deferred revenue	95,040	3,100	66,094	—	164,234
Current portion of long-term debt	8,401	—	—	—	8,401
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	28,748	4,077	25,367	—	58,192
Total current liabilities	195,832	9,327	111,936	—	317,095
Long-term debt, net of unamortized discount	1,287,899	—	—	—	1,287,899
Deferred income tax liabilities	211,712	548	27,004	—	239,264
Loan from affiliate	1,218	—	—	—	1,218
Other liabilities	36,499	106	7,299	—	43,904
Total liabilities	1,733,160	9,981	146,239	—	1,889,380
Total stockholder’s equity	470,614	167,001	495,128	(662,129)	470,614
Total liabilities and stockholder’s equity	$2,203,774	$176,982	$641,367	$(662,129)	$2,359,994

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$156,249	$9,028	$77,476	$—	$242,753
Operating expenses:
Total cost of revenues	55,924	5,935	36,108	—	97,967
Sales and marketing	25,696	892	13,800	—	40,388
Product development	13,684	750	12,287	—	26,721
General and administrative	11,536	433	3,495	—	15,464
Depreciation and amortization	34,332	198	7,637	—	42,167
Acquisition-related costs	1,808	—	256	—	2,064
Restructuring costs	660	85	752	—	1,497
Total operating expenses	143,640	8,293	74,335	—	226,268
Operating income	12,609	735	3,141	—	16,485
Interest expense	(21,543)	(1)	(88)	—	(21,632)
Equity in earnings (loss) of subsidiaries	2,092	(1,992)	—	(100)	—
Other expense, net	(186)	(2)	(1,088)	—	(1,276)
Income (loss) before income taxes	(7,028)	(1,260)	1,965	(100)	(6,423)
Income tax expense (benefit)	(3,778)	215	390	—	(3,173)
Net income (loss)	(3,250)	(1,475)	1,575	(100)	(3,250)
Other comprehensive loss	(4,398)	(3,029)	(5,226)	8,255	(4,398)
Total comprehensive loss	$(7,648)	$(4,504)	$(3,651)	$8,155	$(7,648)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$141,740	$10,358	$86,453	$—	$238,551
Operating expenses:
Total cost of revenues	60,461	6,581	34,118	—	101,160
Sales and marketing	26,667	537	14,193	—	41,397
Product development	13,770	573	11,519	—	25,862
General and administrative	13,525	540	4,436	—	18,501
Depreciation and amortization	33,737	204	6,877	—	40,818
Acquisition-related costs	2,204	—	188	—	2,392
Restructuring costs	(54)	—	1,703	—	1,649
Total operating expenses	150,310	8,435	73,034	—	231,779
Operating income (loss)	(8,570)	1,923	13,419	—	6,772
Interest expense	(22,848)	(9)	(90)	—	(22,947)
Equity in earnings of subsidiaries	10,031	—	—	(10,031)	—
Other income (expense), net	(1,163)	(4)	458	—	(709)
Income (loss) before income taxes	(22,550)	1,910	13,787	(10,031)	(16,884)
Income tax expense (benefit)	(9,746)	2	5,664	—	(4,080)
Net income (loss)	(12,804)	1,908	8,123	(10,031)	(12,804)
Other comprehensive loss	(4,616)	—	(4,347)	4,347	(4,616)
Total comprehensive income (loss)	$(17,420)	$1,908	$3,776	$(5,684)	$(17,420)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$307,837	$19,495	$160,431	$—	$487,763
Operating expenses:
Total cost of revenues	116,002	13,049	68,532	—	197,583
Sales and marketing	52,697	1,850	28,893	—	83,440
Product development	28,296	1,510	24,686	—	54,492
General and administrative	27,340	586	9,459	—	37,385
Depreciation and amortization	66,860	409	15,755	—	83,024
Acquisition-related costs	3,492	—	476	—	3,968
Restructuring costs	1,174	85	353	—	1,612
Total operating expenses	295,861	17,489	148,154	—	461,504
Operating income	11,976	2,006	12,277	—	26,259
Interest expense	(44,222)	(1)	(194)	—	(44,417)
Equity in earnings of subsidiaries	12,770	2,098	—	(14,868)	—
Other income (expense), net	710	(2)	(955)	—	(247)
Income (loss) before income taxes	(18,766)	4,101	11,128	(14,868)	(18,405)
Income tax expense (benefit)	(1,578)	(6)	367	—	(1,217)
Net income (loss)	(17,188)	4,107	10,761	(14,868)	(17,188)
Other comprehensive loss	(9,041)	(5,918)	(10,226)	16,144	(9,041)
Total comprehensive income (loss)	$(26,229)	$(1,811)	$535	$1,276	$(26,229)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six Months Ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$280,232	$21,971	$164,802	$—	$467,005
Operating expenses:
Total cost of revenues	118,992	14,063	64,172	—	197,227
Sales and marketing	51,222	1,102	29,124	—	81,448
Product development	26,641	1,027	22,006	—	49,674
General and administrative	26,367	972	9,963	—	37,302
Depreciation and amortization	66,594	407	13,535	—	80,536
Acquisition-related costs	3,557	—	287	—	3,844
Restructuring costs	40	—	3,453	—	3,493
Total operating expenses	293,413	17,571	142,540	—	453,524
Operating income (loss)	(13,181)	4,400	22,262	—	13,481
Interest expense	(46,818)	(9)	(162)	—	(46,989)
Equity in earnings of subsidiaries	17,776	—	—	(17,776)	—
Other income (expense), net	(560)	(4)	140	—	(424)
Income (loss) before income taxes	(42,783)	4,387	22,240	(17,776)	(33,932)
Income tax expense (benefit)	(16,416)	2	8,849	—	(7,565)
Net income (loss)	(26,367)	4,385	13,391	(17,776)	(26,367)
Other comprehensive income (loss)	(6,824)	—	4,340	(4,340)	(6,824)
Total comprehensive income (loss)	$(33,191)	$4,385	$17,731	$(22,116)	$(33,191)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$69,942	$3,723	$7,118	$—	$80,783
Investing activities:
Purchases of property and equipment	(5,769)	(8)	(675)	—	(6,452)
Capitalized computer software and database costs	(5,973)	—	—	—	(5,973)
Net cash used in investing activities	(11,742)	(8)	(675)	—	(12,425)
Financing activities:
Payment to affiliate	(1,438)	—	—	—	(1,438)
Payments on long-term debt	(15,599)	—	—	—	(15,599)
Payment of dividend	(18,500)	—	—	—	(18,500)
Payments of financing fees	(1,326)	—	—	—	(1,326)
Net cash used in financing activities	(36,863)	—	—	—	(36,863)
Effect of exchange rate changes on cash	—	—	(1,095)	—	(1,095)
Change in cash and cash equivalents	21,337	3,715	5,348	—	30,400
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$37,030	$6,755	$69,517	$—	$113,302

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$81,299	$(8,652)	$(6,106)	$—	$66,541
Investing activities:
Purchases of property and equipment	(6,221)	(15)	(383)	—	(6,619)
Capitalized computer software and database costs	(5,552)	—	—	—	(5,552)
Acquisition of businesses, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—	—	1,440
Net cash used in investing activities	(163,163)	(15)	(383)	—	(163,561)
Financing activities:
Proceeds from revolving facilities, net	44,000	—	—	—	44,000
Payments on long-term debt	(4,325)	—	—	—	(4,325)
Proceeds from issuance of senior secured term loan	3,050	—	—	—	3,050
Payments of financing fees	(1,598)	—	—	—	(1,598)
Net cash provided by financing activities	41,127	—	—	—	41,127
Effect of exchange rate changes on cash	—	—	(1,407)	—	(1,407)
Change in cash and cash equivalents	(40,737)	(8,667)	(7,896)	—	(57,300)
Cash and cash equivalents, beginning of period	54,371	12,193	64,112	—	130,676
Cash and cash equivalents, end of period	$13,634	$3,526	$56,216	$—	$73,376

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us” and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries. Unless the context requires otherwise, references to "Solarsoft" refer to Solarsoft Business Systems, Inc., which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired it.
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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,600 employees worldwide as of March 31, 2014. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
Beginning in fiscal 2014, the Company elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.

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

In the three months ended March 31, 2014, we had positive revenue growth primarily due to solid growth in Software as a Service ("SaaS") and hosting revenues as well as increased software license and software support revenues. These increases offset decreases in consulting services as well as in our hardware and other revenues.

Our ERP segment has performed well in fiscal 2014, driven by solid growth in revenues from software license, SaaS revenues and software support in our America’s (North, Central and South America) region and continued recovery in our EMEA (Europe, Middle East and Africa) region, partially offset by lower professional services revenues and unfavorable foreign exchange rate impacts in our APAC (Asia Pacific) region. Our Retail Solutions segment performance continues to be driven by longer sales cycles as well as by the number and timing of large strategic deals. Recent quarters of lower software license revenues in Retail Solutions have contributed to lower professional services revenues in fiscal 2014. Our Retail Distribution segment has also performed well in fiscal 2014, driven by software license and hardware revenues which have been favorably impacted by improvements in consumer confidence and the residential housing market recovery. All of our reporting segments continue to see strong customer retention rates.

Over the last year we have enhanced our capabilities and marketplace experience with additions to our management team. In October 2013, Joseph L. Cowan became our new President and Chief Executive Officer and during the second quarter of fiscal 2014, Janie West was appointed as Chief Product Officer. Additionally, during the fourth quarter of fiscal 2013, Noel Goggin was appointed as General Manager of Retail Solutions, and Donna Troy was appointed as General Manager of ERP Americas.
Components of Operations
The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our software and software related services, professional services and hardware and other to customers that are categorized into one of our three segments - ERP, Retail Solutions and Retail Distribution.

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

Within each segment, we generate revenues from software and software related services, professional services, and hardware and other products as described below.

Software and Software Related Services:

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

Hardware and Other revenues:

Consist primarily of revenues generated from the re-sale of servers, POS and storage product offerings, hardware maintenance fees and the sale of business products.

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

We sell market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of VARs, distributors, national account groups and referral partners who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.

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

•
Acquisition-related costs - Acquisition-related costs consists primarily of legal fees, investment banker fees, due diligence fees, costs to integrate acquired companies, and costs related to contemplated business combinations and acquisitions. Acquisition-related costs are not allocated to our segments.

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

Non-Operating Expenses
Our non-operating expenses consist of the following:

•
Interest expense - Interest expense represents interest on our outstanding debt, amortization of our original issue discount and deferred financing fees related to our outstanding debt, and interest recorded for our interest rate swap.

•
Other income (expense), net - Other income (expense), net consists primarily of interest income, other non-income based taxes, loss on extinguishment of debt, foreign currency gains or losses and gains or losses on marketable securities.

•
Income tax expense (benefit) - Income tax expense (benefit) is based on federal, state and foreign taxes owed in these jurisdictions in accordance with current enacted laws and tax rates. Our income tax provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.

Results of Operations
The following discussion of our revenues and expenses has been prepared by comparing our condensed consolidated results of operations for the comparable three and six-month periods ended March 31, 2014 and 2013.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Total revenues
Our total revenues were $242.8 million and $238.6 million for the three months ended March 31, 2014 and 2013, respectively. Total revenues increased by $4.2 million, or 2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to growth in software support, hosting and software and cloud subscriptions as well as a $1.3 million decrease in deferred revenue purchase accounting adjustments as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other revenues for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$22,259	$23,759	$(1,500)	(6)%
Software and cloud subscriptions	5,295	4,498	797	18%
Software support	77,733	74,072	3,661	5%
Total software and software related services	105,287	102,329	2,958	3%
Professional services	40,309	40,493	(184)	—%
Hardware and other	4,193	4,762	(569)	(12)%
Total ERP revenues	149,789	147,584	2,205	1%

Retail Solutions revenues:
Software and software related services:
Software license	3,470	2,833	637	22%
Software and cloud subscriptions	2,091	1,932	159	8%
Software support	10,460	10,005	455	5%
Total software and software related services	16,021	14,770	1,251	8%
Professional services	11,060	12,249	(1,189)	(10)%
Hardware and other	5,100	7,809	(2,709)	(35)%
Total Retail Solutions revenues	32,181	34,828	(2,647)	(8)%

Retail Distribution revenues:
Software and software related services:
Software license	6,559	5,108	1,451	28%
Software and cloud subscriptions	13,954	13,982	(28)	—%
Software support	19,390	19,266	124	1%
Total software and software related services	39,903	38,356	1,547	4%
Professional services	7,919	7,473	446	6%
Hardware and other	12,961	10,310	2,651	26%
Total Retail Distribution revenues	60,783	56,139	4,644	8%

Total revenues:
Software and software related services:
Software license	32,288	31,700	588	2%
Software and cloud subscriptions	21,340	20,412	928	5%
Software support	107,583	103,343	4,240	4%
Total software and software related services	161,211	155,455	5,756	4%
Professional services	59,288	60,215	(927)	(2)%
Hardware and other	22,254	22,881	(627)	(3)%
Total revenues	$242,753	$238,551	$4,202	2%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 13% and 25%, respectively, of our revenues during the three months ended March 31, 2014. This compares to the three months ended March

31, 2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Three Months Ended			Three Months Ended
(in thousands)	March 31, 2014			March 31, 2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$105,287	$—	$105,287	$103,063	$(734)	$102,329
Professional services	40,309	—	40,309	40,493	—	40,493
Hardware and other	4,193	—	4,193	4,762	—	4,762
Total ERP revenues	149,789	—	149,789	148,318	(734)	147,584

Retail Solutions revenues:
Software and software related services	16,021	—	16,021	14,770	—	14,770
Professional services	11,131	(71)	11,060	12,386	(137)	12,249
Hardware and other	5,100	—	5,100	7,809	—	7,809
Total Retail Solutions revenues	32,252	(71)	32,181	34,965	(137)	34,828

Retail Distribution revenues:
Software and software related services	39,920	(17)	39,903	38,925	(569)	38,356
Professional services	7,919	—	7,919	7,475	(2)	7,473
Hardware and other	13,072	(111)	12,961	10,413	(103)	10,310
Total Retail Distribution revenues	60,911	(128)	60,783	56,813	(674)	56,139

Total revenues:
Software and software related services	161,228	(17)	161,211	156,758	(1,303)	155,455
Professional services	59,359	(71)	59,288	60,354	(139)	60,215
Hardware and other	22,365	(111)	22,254	22,984	(103)	22,881
Total revenues	$242,952	$(199)	$242,753	$240,096	$(1,545)	$238,551

The following discussion is based upon our GAAP results of operations.

•	ERP revenues - ERP revenues increased by $2.2 million, or 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

◦
ERP software and software related services revenues increased by $3.0 million, or 3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to a $3.7 million increase in software support revenues (which consisted of a $3.0 million increase in support revenues primarily attributable to the addition of new customer software support and support price increases partially offset by attrition as well as a $0.7 million decrease in deferred revenue purchase accounting adjustments) and a $0.8 million increase in software and cloud subscriptions revenues primarily driven by growth in SaaS revenues, partially offset by a $1.5 million decrease in software license revenues due to several large strategic transactions in the prior year primarily in our Americas region.

◦
ERP professional services revenues decreased by $0.2 million or less than 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to lower professional services revenues in our APAC region as a result of lower revenues in Australia and New Zealand.

◦
ERP hardware and other revenues decreased by $0.6 million, or 12%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily attributable to lower hardware equipment sales in our America’s region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $2.6 million, or 8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily driven by a $2.7 million decrease in hardware and other revenues due to a large strategic transaction in the prior year and a $1.2 million decrease in professional services revenues attributable to a lower backlog as a result of software license revenues in preceding quarters, partially offset by a $1.3 million increase in software and software related services revenues. The increase in software and software related services revenues was driven by a $0.6 million increase in software license revenues primarily as a result of a strategic software license transaction and a $0.5 million increase in software support revenues as a result of new customer software support and support price increases partially offset by attrition, as well as a $0.2 million increase in software and cloud subscriptions revenues due to increased SaaS revenues.

•
Retail Distributions revenues - Retail Distribution revenues increased by $4.6 million, or 8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Software and software related services revenues increased by $1.5 million which was primarily attributed to an increase in software license revenues driven by an increased number of new customer software license transactions. Professional services revenues increased by $0.4 million primarily due to higher hosting and network support revenues. Hardware and other revenues increased by $2.7 million primarily attributable to an increase in demand for customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
Cost of software and software related services revenues	$36,132	$37,001	$(869)	(2)%
Cost of professional services revenues	45,518	45,734	(216)	—%
Cost of hardware and other revenues	16,317	18,425	(2,108)	(11)%
Sales and marketing	40,388	41,397	(1,009)	(2)%
Product development	26,721	25,862	859	3%
General and administrative	15,464	18,501	(3,037)	(16)%
Depreciation and amortization	42,167	40,818	1,349	3%
Acquisition-related costs	2,064	2,392	(328)	(14)%
Restructuring costs	1,497	1,649	(152)	(9)%
Total operating expenses	226,268	231,779	(5,511)	(2)%
Interest expense	(21,632)	(22,947)	1,315	(6)%
Other expense, net	(1,276)	(709)	(567)	80%
Income tax benefit	(3,173)	(4,080)	907	(22)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues decreased by $0.9 million, or 2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily attributable to a $1.0 million reduction in software license royalty costs.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $0.2 million, or less than 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily the result of lower salary related expenses due to lower headcount.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $2.1 million, or 11%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily attributable to a favorable mix of hardware equipment sold in the current year. Hardware equipment refresh revenues in our Retail Distribution segment were at lower cost than our ordinary mix of hardware, additionally the prior year included a large strategic hardware transaction in our Retail Solutions segment which was at a higher cost than our ordinary mix of hardware.

•
Sales and marketing - Sales and marketing expenses decreased by $1.0 million, or 2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily the result of a $1.1 million decrease in sales conference expense, partially offset by a $0.2 million increase in commissions as a result of higher software license and software and cloud subscription revenues.

•
Product development - Product development expenses increased by $0.9 million, or 3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily the result of a $1.4 million increase in employee related costs as a result of increased headcount and increased incentive compensation expense, partially offset by a $0.3 million increase in capitalized software costs and a $0.2 million decrease in outside services costs.

•
General and administrative - General and administrative expenses decreased by $3.0 million, or 16%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily the result of a $2.2 million one-time insurance recovery recorded in connection with our shareholder litigation case as well as a $1.1 million decrease in bad debt expense, partially offset by a $0.5 million increase in incentive compensation expense.

•
Depreciation and amortization - Depreciation and amortization expense was $42.2 million for the three months ended March 31, 2014 compared to $40.8 million for the three months ended March 31, 2013, an increase of $1.4 million. The increase was primarily the result of $1.0 million of increased amortization recorded on development costs placed in service and $1.1 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs, partially offset by a $0.7 million reduction on amortization of acquired intangible assets.

•
Acquisition-related costs - Acquisition-related costs were $2.1 million for the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013. Acquisition-related costs for the three months ended March 31, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and accounting back office functions, as well as fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. Acquisition-related costs for the three months ended March 31, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft.

•
Restructuring costs - During the three months ended March 31, 2014, we incurred $1.5 million of management-approved restructuring costs, primarily related to eliminating certain employee positions and exiting certain facilities. During the three months ended March 31, 2013, we incurred $1.6 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended March 31, 2014 was $21.6 million compared to $22.9 million for the three months ended March 31, 2013. The $1.3 million decrease in interest expense was attributed primarily to a $1.5 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of refinancing amendments in March 2013 and January 2014 and lower outstanding principal balances, a $0.5 million decrease due to decreased borrowings against our revolving credit facility, a $0.2 million decrease due to ineffectiveness recorded on our interest rate swap, partially offset by $0.9 million of interest expense reclassified from other comprehensive loss related to our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $1.3 million for the three months ended March 31, 2014 compared to $0.7 million for the three months ended March 31, 2013. Other expense, net for the three months ended March 31, 2014 consisted primarily of $0.8 million of foreign exchange losses as well as a $0.5 million of loss on extinguishment of debt recorded in connection with the refinancing of our term loan in January 2014. Other expense, net for the three months ended March 31, 2013 consisted primarily of $0.9 million of foreign exchange losses, partially offset by $0.2 million of interest income and gain on marketable securities.
Income tax benefit

We recorded an income tax benefit of $3.2 million, or 49.4% of pre-tax loss, during the three months ended March 31, 2014 compared to an income tax benefit of $4.1 million, or 24.2% of pre-tax loss, during the three months ended March 31, 2013. Our income tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to release of uncertain tax position liabilities from lapse of statute of limitations offset by non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deducible expense.

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
Contribution margin for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
ERP	$50,258	$45,236	$5,022	11%
Retail Solutions	9,023	9,958	(935)	(9)%
Retail Distribution	21,426	17,031	4,395	26%
Total segment contribution margin	$80,707	$72,225	$8,482	12%

•
ERP contribution margin - Contribution margin for ERP increased by $5.0 million, or 11%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Software and software related services margins increased by $3.0 million as a result of a $3.3 million increase in software support margins (attributable to a $2.6 million increase from new customer software support revenues and support price increases partially offset by attrition and a $0.7 million reduction in the deferred revenue purchase accounting adjustments), a $0.6 million increase in software and cloud subscriptions margins primarily due to increased SaaS revenues, partially offset by a $0.9 million decrease in software license margins as a result of decreased software license revenues. Sales and marketing expense decreased $1.9 million primarily as a result of $1.1 million decrease in employee related expenses due to lower headcount and a $0.7 million reduction in sales conference expenses. Additionally, bad debt expenses decreased by $0.8 million. These increases to contribution margin were partially offset by a $0.9 million increase in product development employee related expenses primarily due to increased headcount.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $0.9 million, or 9%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily a result of a $1.5 million decrease in professional services margins due to lower professional services revenues and a $0.5 million increase in product development employee related expenses, partially offset by a $1.4 million increase in software and software related services margins due primarily to higher software license and software support revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $4.4 million, or 26%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Software and software related services margins increased $2.2 million (including a $0.6 million decrease in deferred revenue purchase accounting adjustments) driven by increased software license revenues as well as increased support margins. Hardware and other margins increased by $1.3 million as a result of increased hardware equipment revenues and higher hardware equipment margins. Professional services margins increased by $0.4 million due to higher revenues. Product development costs decreased by $0.4 million primarily due to an increase in capitalized software and database costs. Additionally, bad debt expense decreased by $0.3 million. These increases were offset by a $0.2 million increase in sales and marketing expenses driven primarily by a $0.5 million increase in sales commission expenses due to higher software license revenues, partially offset by a $0.4 million decrease in sales conference expenses.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Total revenues
Our total revenues were $487.8 million and $467.0 million for the six months ended March 31, 2014 and 2013, respectively. Total revenues increased by $20.8 million, or 4%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The increase was primarily due to growth in software license, software support, SaaS and hosting revenues as well as a $4.0 million decrease in deferred revenue purchase accounting adjustments as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other for the periods indicated and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$51,443	$44,645	$6,798	15%
Software and cloud subscriptions	10,669	8,439	2,230	26%
Software support	154,048	146,683	7,365	5%
Total software and software related services	216,160	199,767	16,393	8%
Professional services	79,345	77,911	1,434	2%
Hardware and other	8,855	10,086	(1,231)	(12)%
Total ERP revenues	304,360	287,764	16,596	6%

Retail Solutions revenues:
Software and software related services:
Software license	5,866	6,584	(718)	(11)%
Software and cloud subscriptions	4,222	3,742	480	13%
Software support	21,070	20,144	926	5%
Total software and software related services	31,158	30,470	688	2%
Professional services	21,839	24,191	(2,352)	(10)%
Hardware and other	11,763	14,549	(2,786)	(19)%
Total Retail Solutions revenues	64,760	69,210	(4,450)	(6)%

Retail Distribution revenues:
Software and software related services:
Software license	12,383	10,157	2,226	22%
Software and cloud subscriptions	27,729	27,691	38	—%
Software support	38,823	38,173	650	2%
Total software and software related services	78,935	76,021	2,914	4%
Professional services	14,408	13,292	1,116	8%
Hardware and other	25,300	20,718	4,582	22%
Total Retail Distribution revenues	118,643	110,031	8,612	8%

Total revenues:
Software and software related services:
Software license	69,692	61,386	8,306	14%
Software and cloud subscriptions	42,620	39,872	2,748	7%
Software support	213,941	205,000	8,941	4%
Total software and software related services	326,253	306,258	19,995	7%
Professional services	115,592	115,394	198	—%
Hardware and other	45,918	45,353	565	1%
Total revenues	$487,763	$467,005	$20,758	4%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues during the six months ended March 31, 2014. This compares to the six months ended March 31,

2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues.

The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Six Months Ended			Six Months Ended
(in thousands)	March 31, 2014			March 31, 2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$216,245	$(85)	$216,160	$202,288	$(2,521)	$199,767
Professional services	79,348	(3)	79,345	78,013	(102)	77,911
Hardware and other	8,855	—	8,855	10,086	—	10,086
Total ERP revenues	304,448	(88)	304,360	290,387	(2,623)	287,764

Retail Solutions revenues:
Software and software related services	31,158	—	31,158	30,474	(4)	30,470
Professional services	21,980	(141)	21,839	24,473	(282)	24,191
Hardware and other	11,763	—	11,763	14,549	—	14,549
Total Retail Solutions revenues	64,901	(141)	64,760	69,496	(286)	69,210

Retail Distribution revenues:
Software and software related services	78,997	(62)	78,935	77,353	(1,332)	76,021
Professional services	14,408	—	14,408	13,358	(66)	13,292
Hardware and other	25,515	(215)	25,300	20,924	(206)	20,718
Total Retail Distribution revenues	118,920	(277)	118,643	111,635	(1,604)	110,031

Total revenues:
Software and software related services	326,400	(147)	326,253	310,115	(3,857)	306,258
Professional services	115,736	(144)	115,592	115,844	(450)	115,394
Hardware and other	46,133	(215)	45,918	45,559	(206)	45,353
Total revenues	$488,269	$(506)	$487,763	$471,518	$(4,513)	$467,005

The following discussion is based upon our GAAP results of operations.

•	ERP revenues - ERP revenues increased by $16.6 million, or 6%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

◦
ERP software and software related services revenues increased by $16.4 million, or 8%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase was primarily attributable to a $6.8 million increase in software license revenues which was driven by growth in all our geographic regions. Our Americas region led the year over year growth as a result of revenues from a large strategic customer and strong revenues in the distribution and manufacturing segments. Software and cloud subscriptions revenues increased by $2.2 million primarily due to growth in SaaS revenues. Software support revenues increased by $7.4 million (which consisted of $5.0 million attributable to the addition of new customer software support and support price increases partially offset by attrition as well as $2.4 million decrease in deferred revenue purchase accounting adjustments).

◦
ERP professional services revenues increased by $1.4 million, or 2%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 driven by increases in our Americas and EMEA regions as a result of increased software license revenue in the preceding quarters, partially offset by a decrease in our APAC region due to weakness in Australia and New Zealand.

◦
ERP hardware and other revenues decreased by $1.2 million, or 12%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease was primarily attributable to lower hardware equipment sales in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $4.5 million, or 6%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Professional services revenues decreased by $2.4 million primarily due to lower software license revenues in the preceding quarters, which adversely affects follow-on consulting implementation revenues. Hardware and other decreased by $2.8 million primarily due to a large strategic transaction in the prior year. The $0.7 million increase in software and software related services revenue was predominantly attributable to a $0.9 million increase in software support revenues primarily as a result of the addition of new customer software support and support price increases partially offset by attrition and a $0.5 million increase in software and cloud subscriptions revenues due to increased SaaS revenues, partially offset by a $0.7 million decrease in software license revenues due to a lower level of strategic sales transactions in the current year.

•
Retail Distributions revenues - Retail Distribution revenues increased by $8.6 million, or 8%, for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. The $2.9 million increase in software and software related services revenues was primarily due to a $2.2 million increase in software license revenues driven by increased revenues from both new customers and existing customers as well as a $0.5 million decrease in deferred revenue purchase accounting adjustments and a $0.6 million increase in software support revenues driven primarily by a decrease in deferred revenue purchase accounting adjustments. The $1.1 million increase in professional services revenues was primarily attributable to increases in hosting and network support revenues. The $4.6 million increase in hardware and other revenues was primarily attributable to an increase in demand for customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
Cost of software and software related services revenues	$73,037	$71,069	$1,968	3%
Cost of professional services revenues	89,930	90,148	(218)	—%
Cost of hardware and other revenues	34,616	36,010	(1,394)	(4)%
Sales and marketing	83,440	81,448	1,992	2%
Product development	54,492	49,674	4,818	10%
General and administrative	37,385	37,302	83	—%
Depreciation and amortization	83,024	80,536	2,488	3%
Acquisition-related costs	3,968	3,844	124	3%
Restructuring costs	1,612	3,493	(1,881)	(54)%
Total operating expenses	461,504	453,524	7,980	2%
Interest expense	(44,417)	(46,989)	2,572	(5)%
Other expense, net	(247)	(424)	177	(42)%
Income tax benefit	(1,217)	(7,565)	6,348	(84)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $1.9 million, or 3%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase was primarily attributable to a $1.0 million increase in software and cloud subscriptions cost of revenues, primarily attributed to increased SaaS revenues, a $0.5 million increase in royalty costs as a result of increased software license revenues and $0.4 million of higher compensation expenses in software support as a result of annual merit increases.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $0.2 million, or less than 1%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease was primarily reduced employee related expenses in our Retail Solutions segment as a result of lower revenues.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $1.4 million, or 4%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease was primarily attributable to a decrease in hardware equipment costs driven by a favorable mix of hardware equipment sold. Hardware equipment revenues in our Retail Distribution segment were at a lower cost than our ordinary mix of hardware and additionally the prior year included a large strategic hardware transaction in our Retail Solutions segment which was at a higher cost than our ordinary mix of hardware.

•
Sales and marketing - Sales and marketing expenses increased by $2.0 million, or 2%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase was primarily the result of a $1.8 million increase in commission costs due to increased software license revenues and a $1.4 million increase in employee related costs due primarily to increased incentive bonus and employee benefits costs, partially offset by a $1.0 million decrease in sales conference costs.

•
Product development - Product development expenses increased by $4.8 million, or 10%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase was primarily the result of a $3.7 million increase in employee related costs as a result of increased headcount and associated benefits, a $1.1 million increase in incentive compensation expense and a $0.8 million increase in allocated costs as a result of increased headcount, partially offset by a $0.6 million increase in capitalized software costs.

•
General and administrative - General and administrative expenses increased by $0.1 million, or less than 1%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase was primarily the result of a one-time $2.0 million severance cost related to the departure of our former President and CEO, other severance costs of $0.9 million, and a $1.2 million increase in incentive comp expense, partially offset by a $2.2 million reduction in legal costs due to a one-time insurance recovery recorded in connection with our shareholder litigation case, a $0.4 million reduction in insurance costs, a $0.5 million reduction in salaries and wages, a $0.3 million decrease in allocated costs and a $0.3 million decrease in bad debt expense.

•
Depreciation and amortization - Depreciation and amortization expense was $83.0 million for the six months ended March 31, 2014 compared to $80.5 million for the six months ended March 31, 2013, an increase of $2.5 million. The increase was primarily the result of $1.8 million of increased amortization recorded on development costs placed in service and $1.7 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs partially offset by a $1.0 million reduction on amortization of acquired intangible assets.

•
Acquisition-related costs - Acquisition-related costs were $4.0 million for the six months ended March 31, 2014 compared to $3.8 million for the six months ended March 31, 2013. Acquisition-related costs for the six months ended March 31, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and accounting back office functions, as well as fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. The acquisition costs for the six months ended March 31, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft.

•
Restructuring costs - During the six months ended March 31, 2014, we incurred $1.6 million of management-approved restructuring costs, primarily to eliminate certain employee positions and exit certain leased facilities. During the six months ended March 31, 2013, we incurred $3.5 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the six months ended March 31, 2014 was $44.4 million compared to $47.0 million for the six months ended March 31, 2013. The $2.6 million decrease in interest expense was attributed primarily to a $2.9 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of refinancing amendments in March 2013 and January 2014 and lower outstanding principal balances, a $1.1 million decrease due to decreased borrowings against our revolving credit facility, a $0.3 million decrease due to ineffectiveness recorded on our interest rate swap and $0.1 million reduction in other fees and expenses, partially offset by $1.8 million of interest expense reclassified from other comprehensive loss related to our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $0.2 million for the six months ended March 31, 2014 compared to $0.4 million for the six months ended March 31, 2013. The six months ended March 31, 2014 consisted primarily of a $0.5 million loss on extinguishment of debt recorded in connection with the refinancing of our term loan in January 2014, partially offset by $0.2 million of interest income and $0.1 million of gains on marketable securities. The six months ended March 31, 2013 consisted primarily of $0.9 million of foreign exchange losses, partially offset by $0.2 million of interest income and $0.2 million of recoveries from sales tax audits, and $0.1 million of other income from marketable securities.
Income tax expense (benefit)

We recorded an income tax benefit of $1.2 million, or 6.6% of pre-tax loss, during the six months ended March 31, 2014 compared to an income tax benefit of $7.6 million, or 22.3% of pre-tax loss, during the six months ended March 31, 2013. Our income tax rate for the six months ended March 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the six months ended March 31, 2013 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deducible expense.

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
Contribution margin for the six months ended March 31, 2014 and 2013 is as follows:

	Six Months Ended
(in thousands, except percentages)	March 31, 2014	March 31, 2013	Variance $	Variance %
ERP	$100,953	$88,761	$12,192	14%
Retail Solutions	16,911	20,346	(3,435)	(17)%
Retail Distribution	39,155	33,175	5,980	18%
Total segment contribution margin	$157,019	$142,282	$14,737	10%

•
ERP contribution margin - Contribution margin for ERP increased by $12.2 million, or 14%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Software and software related services margins increased by $13.6 million as a result of a $6.0 million increase in software license margins due to increased software license revenues, a $6.1 million increase in software support margins (attributable to a $3.7 million increase from new customer software support revenues and support price increases partially offset by attrition and a $2.4 million reduction in the deferred revenue purchase accounting adjustments) a $1.5 million increase in software and cloud subscriptions primarily due to increased SaaS revenues. Professional services margins increased by $1.4 million driven by higher hosting and consulting revenues. Hardware and other margins increased by $0.5 million due to a favorable mix of hardware equipment sold. Sales and marketing expense decreased $0.7 million primarily as a result of $0.6 million decrease in employee related expenses due to lower headcount, a $0.7 million reduction in sales conference expenses and a $0.5 million decrease in marketing expenses, partially offset by a $1.2 million increase in commission expense as a result of increased software license revenues. These increases in contribution margin were offset by a $3.6 million increase in product development expenses due to an increase in employee related expenses and allocated expenses primarily due to increased headcount as well as a $0.4 million increase in legal related costs.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $3.4 million, or 17%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease was primarily as a result a $2.2 million decrease in professional services margins due to lower professional services revenues, a $1.2 million increase in product development employee related expenses due to higher headcount levels than the prior year and a $0.8 million increase in sales and marketing employee related expenses as a result of increased headcount, partially offset by a $1.1 million increase in software and software related services margins due to higher SaaS and software support revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $6.0 million, or 18%, for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Software and software related services margins increased $3.3 million (including a $1.3 million decrease in deferred revenue purchase accounting adjustments) driven by increased software license revenues and software support margins. Hardware and other margins increased by $1.7 million as a result of increased hardware equipment revenues and higher hardware equipment margins. Professional services margins increased by $1.0 million due to higher hosting and consulting revenues. Additionally, bad debt expense decreased by $0.4 million. These increases were offset by a $0.5 million increase in sales and marketing expenses driven primarily by a $0.7 million increase in sales commission expenses due to higher software license revenues, partially offset by a $0.4 million decrease in sales conference expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Credit Agreement and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $88.0 million of borrowing capacity available under the revolving credit facility contained in our 2011 Credit Agreement will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements (including interest payments on our indebtedness) for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. Our liquidity depends upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, including the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional cash to fund our operations as a result of these factors or in order to execute our strategy, we would either borrow additional amounts under our 2011 Credit Agreement, incur other indebtedness, undertake additional equity financings or a combination of the foregoing. However, we may be unable to obtain any such additional financing on terms acceptable to us or at all.

As of March 31, 2014, our total indebtedness was $1,303.0 million ($1,296.3 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $88.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the six months ended March 31, 2014 was $44.4 million. In addition to servicing our debt, in December 2013, we paid an $18.5 million dividend to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 interest payment on EGL Midco's $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $18 million for the remainder of fiscal 2014 and $36 million per year thereafter. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt obligations (2)	$1,302,966	$4,200	$8,401	$8,401	$8,401	$808,548	$465,015
Operating lease obligations	56,988	8,653	13,513	9,912	8,731	8,666	7,513
Interest obligations (3)	364,539	39,011	77,254	74,100	73,169	60,786	40,219
Pension benefit payments	2,959	105	331	237	257	292	1,737
Total	$1,727,452	$51,969	$99,499	$92,650	$90,558	$878,292	$514,484

(1) This table excludes obligations for uncertain tax positions with a carrying value of $10.2 million as of March 31, 2014 because the Company is unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco. We expect to make dividend payments of approximately $18 million for the remainder of fiscal 2014 and approximately $36 million per year from fiscal 2015 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of March 31, 2014. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.0% LIBOR floor contained in our term loan as of March 31, 2014.

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

2011 Senior Secured Credit Agreement

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of our existing Term B-1 Loans under the 2011 Credit Agreement with new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3% per annum, with a LIBOR floor of 1% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2% per annum. Amendment No. 3 increased our annual principal payments by $6.3 million for fiscal 2014, decreased our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and decreased our principal payment at maturity from $810.0 million to $804.3 million. Amendment No. 3 did not affect the maturity date or the outstanding principal amount of the term loan contained in the 2011 Credit Agreement.

The borrowings under the 2011 Credit Agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of March 31, 2014, we had $838.0 million outstanding under the amended term loan, no borrowings outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 4.0%.

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

Senior Notes

As of March 31, 2014, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 4 - Debt in the unaudited condensed consolidated financial statements included elsewhere in this filing.

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

To the extent we do not fund interest with cash, interest obligations will be satisfied by issuing additional notes (PIK Interest). If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $614 million.

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

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of March 31, 2014.

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

Cash provided by operating activities was $80.8 million and $66.5 million for the six months ended March 31, 2014 and 2013, respectively. Cash provided by operating activities increased by $14.2 million for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013. Our net loss plus non-cash items provided $73.8 million and $61.0 million for the six months ended March 31, 2014 and 2013, respectively. This year over year increase was primarily driven by increased gross margins as a result of revenue growth partially offset by increased operating expenses primarily related to employee related expenses, sales commissions as well as a reduction in cash paid for interest due to lower interest rates paid on our term loan and lower borrowings on our revolving credit facility. Changes in operating assets and liabilities provided $7.0 million of cash for the six months ended March 31, 2014 and provided $5.6 million of cash for the six months ended March 31, 2013, respectively. The change in operating assets and liabilities in the six months ended March 31, 2014 was primarily due to reductions in accounts receivable and increases in payroll related accruals, partially offset by reductions in accrued expenses and other current liabilities. The change in operating assets and liabilities in the six months ended March 31, 2013 was primarily due to reductions in accrued interest payable and an increase in accounts receivable.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from the sale of short-term investments.

Cash used in investing activities was $12.4 million for the six months ended March 31, 2014, and included $6.4 million used for purchases of property and equipment, and $6.0 million used for capitalized computer software and database costs.

Cash used in investing activities was $163.6 million for the six months ended March 31, 2013, and included $152.8 million used for the acquisition of Solarsoft, $6.6 million used for purchases of property and equipment, and $5.6 million used for capitalized computer software and database costs, partially offset by $1.4 million provided by sales of short-term investments.

Financing Activities

Our primary sources of cash from financing activities include the proceeds of equity investments from funds managed by Apax Partners, LP, which funds beneficially own all of our capital stock, the proceeds from issuance of debt, and the proceeds of loans from affiliates as a result of employee contributions to partnership equity. Our primary uses of cash for financing activities include payments on long-term debt, payments of financing fees, repayments of loans to affiliates and payments of dividends to our indirect parent company, EGL Midco, to fund interest payments on EGL Midco's PIK Toggle Notes.

Cash used in financing activities was $36.9 million for the six months ended March 31, 2014, and included $15.6 million of payments on long-term debt as well as $18.5 million used for the payment of a dividend to our indirect parent company, EGL Midco, $1.4 million used for payments to affiliates for share-based liabilities and $1.3 million for payment of financing fees. Cash provided by financing activities was $41.1 million for the six months ended March 31, 2013, and included $44.0 million of net proceeds from our revolving credit facility used to partially finance the Solarsoft acquisition as well as $3.1 million of proceeds from the refinancing of our senior secured term loan, partially offset by $4.3 million of payments on long-term debt and $1.6 million used for payment of financing fees.

Cash Held in Foreign Jurisdictions

As of March 31, 2014, we held $65.2 million of cash outside of the U.S. Approximately 37% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 63% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.
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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2014, the applicable ratio is 3.75:1.00, which will decrease incrementally to 3.25:1.00 over the term of the revolving credit facility.
At March 31, 2014, we had no outstanding borrowings under the revolving credit facility, and as such, we were not subject to the First Lien Senior Secured Leverage Ratio requirement.

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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of March 31, 2014, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Twelve Months Ended
(in thousands)	March 31, 2014	March 31, 2013
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(31,194)	$(38,556)
Interest expense	90,097	92,113
Income tax expense (benefit)	1,586	(8,772)
Depreciation and amortization	163,353	151,678
EBITDA	223,842	196,463
Acquisition-related costs	8,685	9,868
Restructuring costs	3,009	4,057
Deferred revenue and other purchase accounting adjustments	2,193	6,678
Share-based compensation expense	5,575	7,702
Management fees paid to Apax	2,023	1,945
Other	11,264	6,524
Adjusted EBITDA	$256,591	$233,237

First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of March 31, 2014, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended March 31, 2014.
The First Lien Senior Secured Leverage Ratio is calculated by dividing the end of period outstanding balance of our term loan and revolving credit facility, reduced by the end of period balance of our cash and cash equivalents, by our Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at March 31, 2014 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of March 31, 2014.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	3.75x	2.82x

Recently Issued Accounting Pronouncements
See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.
Updates to Critical Accounting Policies
During the six months ended March 31, 2014, we updated our accounting policy for revenue recognition to reflect the updates to the categories of revenue presented in our unaudited condensed consolidated statements of comprehensive loss. See Note 1 - Basis of Presentation and Accounting Policy Information - for our updated revenue recognition policy. For a full list of our accounting policies, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2013.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At March 31, 2014, under the 2011 Credit Agreement, we had $838.0 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.0% LIBOR floor. The revolving credit facility bears interest at floating rates. As of March 31, 2014, we had no borrowings outstanding under the revolving credit facility.

As of March 31, 2014, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning March 31, 2013 through September 30, 2015. As of March 31, 2014, the notional amount of the interest rate swap was $431.3 million.

As of March 31, 2014, the 3-month LIBOR rate was 0.23%. As our term loan and swap have LIBOR floors of 1.00% and 1.25%, respectively, as of March 31, 2014, changes in the 3-month LIBOR below 1.00% would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of March 31, 2014, hypothetical changes in the 3-month LIBOR below 1.00% would not affect our interest expense. Changes in the LIBOR between 1.00% and 1.25% would impact interest expense on our term loan. A hypothetical change in the 3-month LIBOR rate from 1.00% to 1.25% would increase our interest expense by approximately $2.1 million annually, calculated as 0.25% of the outstanding principal amount of our term loan as of March 31, 2014. Changes in the LIBOR above 1.25% would impact interest expense on our swap and our term loan. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.1 million annually, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap.

See Note 5 - Derivative Instruments and Hedging Activities in our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the six months ended March 31, 2014, we recorded a net foreign currency loss of approximately $0.1 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

Included in our $0.1 million net foreign currency loss for the six months ended March 31, 2014 is a foreign currency remeasurement loss of $1.0 million. This loss is related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. In our second quarter of fiscal 2014, the Venezuelan government issued a new exchange agreement that states that certain foreign currency transactions, including the payment of royalties and the use of patents and technology importation agreements, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), are subject to conversion at the rate established at the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration (“SICAD”) rate. This SICAD rate is lower than Venezuela’s Official Rate, resulting in the remeasurement loss noted above.

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

Although we believe this lawsuit is without merit and are prepared to vigorously defend against the claims, the parties engaged in a mediation on October 21, 2013.  Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court.  If approved by the Court, a settlement fund of $18 million will be created by the various defendants. The Court has set a preliminary approval hearing for May 23, 2014. As of March 31, 2014, we have recorded a $7.8 million liability which is included in our unaudited consolidated balance sheet within accrued expenses and other current liabilities, which represents our portion of the settlement.
Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In February 2014, certain employees were granted 1,520,000 Series C restricted units. See Note 8 — Share Based Compensation in our unaudited condensed consolidated financial statements included elsewhere herein and see Note 10 - Share Based Compensation in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: May 8, 2014	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director

Date: May 8, 2014	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1
Amendment No. 3 dated as of January 17, 2014 to Credit Agreement dated as of May 16, 2011 as amended March 7, 2013 and September 20, 2013, among the Company, EGL Holdco, Inc., and Royal Bank of Canada, as administrative agent, and each lender from time to time party thereto. (1)

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

101
Interactive Data Files - The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive loss, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

(1) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014.