Form 10-Q
period 2014-06-30
Epicor Software Corp
filed 2014-08-08
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q ("Report"), the terms "we", "our", "us", and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Report contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined and stand-alone basis;

•	our ability to generate additional revenue from our current customer base;

•	the impact of new accounting pronouncements, legal or regulatory requirements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement and senior note indenture, our ability to comply with the covenants therein, and the terms of any future credit or debt agreements;

•	the impact of our parent company's PIK Toggle Notes, and our related dividend payments to our parent company, on our liquidity;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our expected capital expenditures;

•	our legal proceedings;

•	our forward or other hedging contracts and practices; and

•	our tax expense and tax rate.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$104,648	$82,902
Accounts receivable, net of allowances of $11,666 and $13,725 at June 30, 2014 and September 30, 2013, respectively	116,785	136,640
Inventories, net	3,676	3,951
Deferred tax assets	20,728	21,497
Income tax receivable	10,173	10,941
Prepaid expenses and other current assets	37,804	37,026
Total current assets	293,814	292,957
Property and equipment, net	62,781	64,931
Intangible assets, net	630,654	730,510
Goodwill	1,297,633	1,301,913
Deferred financing costs	25,062	29,514
Other assets	10,009	10,117
Total assets	$2,319,953	$2,429,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$23,142	$29,625
Payroll related accruals	47,488	39,704
Deferred revenue	163,038	157,247
Current portion of long-term debt	8,401	22,100
Accrued interest payable	6,707	16,711
Accrued expenses and other current liabilities	50,325	66,243
Total current liabilities	299,101	331,630
Long-term debt, net of unamortized discount of $6,231 and $6,182 at June 30, 2014 and September 30, 2013, respectively	1,286,219	1,290,283
Deferred income tax liabilities	236,853	246,919
Loan from affiliate	1,050	2,206
Other liabilities	40,927	47,095
Total liabilities	1,864,150	1,918,133
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2014 and September 30, 2013. Net of dividends (Note 4)	610,500	647,000
Additional paid-in capital	18,166	13,081
Accumulated deficit	(155,935)	(135,427)
Accumulated other comprehensive loss (Note 13)	(16,928)	(12,845)
Total stockholder’s equity	455,803	511,809
Total liabilities and stockholder’s equity	$2,319,953	$2,429,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Software and software related services:
Software license	$35,541	$32,463	$105,233	$93,849
Software and cloud subscriptions	22,519	20,568	65,139	60,440
Software support	108,532	105,089	322,473	310,089
Total software and software related services	166,592	158,120	492,845	464,378
Professional services	58,751	61,117	174,343	176,511
Hardware and other	20,892	21,977	66,810	67,330
Total revenues	246,235	241,214	733,998	708,219
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	37,485	36,517	110,522	107,586
Cost of professional services revenues[1]	44,482	46,032	134,412	136,180
Cost of hardware and other revenues[1]	15,234	17,160	49,850	53,170
Sales and marketing	43,451	41,549	126,891	122,997
Product development	26,092	27,254	80,584	76,928
General and administrative	16,890	18,152	54,275	55,454
Depreciation and amortization	42,750	39,707	125,774	120,243
Acquisition-related costs	2,254	2,018	6,222	5,862
Restructuring costs	1,157	606	2,769	4,099
Total operating expenses	229,795	228,995	691,299	682,519
Operating income	16,440	12,219	42,699	25,700
Interest expense	(21,293)	(22,935)	(65,710)	(69,924)
Other expense, net	(139)	(244)	(386)	(668)
Loss before income taxes	(4,992)	(10,960)	(23,397)	(44,892)
Income tax benefit	(1,672)	(1,324)	(2,889)	(8,889)
Net loss	$(3,320)	$(9,636)	$(20,508)	$(36,003)
Comprehensive income (loss):
Net loss	$(3,320)	$(9,636)	$(20,508)	$(36,003)
Other comprehensive income (loss) (Note 13):
Unrealized gain (loss) on cash flow hedges, net of taxes	(27)	118	(309)	(69)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	455	575	1,498	575
Unrealized gain (loss) on pension plan liabilities	(20)	(4)	317	101
Foreign currency translation adjustment	4,550	(2,643)	(5,589)	(9,384)
Total other comprehensive income (loss), net of taxes	4,958	(1,954)	(4,083)	(8,777)
Comprehensive income (loss)	$1,638	$(11,590)	$(24,591)	$(44,780)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Operating activities:
Net loss	$(20,508)	$(36,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	5,547	4,614
Depreciation and amortization	125,774	120,243
Amortization of deferred financing costs and original issue discount and loss on extinguishment of debt	5,677	5,254
Changes in operating assets and liabilities and other	(16,261)	(6,835)
Net cash provided by operating activities	100,229	87,273
Investing activities:
Purchases of property and equipment	(12,101)	(13,443)
Capitalized computer software and database costs	(8,956)	(8,200)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(21,057)	(173,033)
Financing activities:
Proceeds from revolving facilities, net	—	40,000
Payments to affiliate	(1,618)	—
Payments on long-term debt	(17,714)	(6,475)
Payments of dividends	(36,500)	—
Proceeds from issuance of senior secured term loan	—	3,050
Payments of financing fees	(1,350)	(1,598)
Net cash provided by (used in) financing activities	(57,182)	34,977
Effect of exchange rate changes on cash	(244)	(2,421)
Net change in cash and cash equivalents	21,746	(53,204)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$104,648	$77,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION
Description of Business

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we also consider our segments for reporting purposes. These segments are determined in accordance with how our management views and evaluates our business based on the criteria as outlined in authoritative accounting guidance regarding segments under accounting principles generally accepted in the United States of America ("GAAP").

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheets as of June 30, 2014 and September 30, 2013, the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013 represent our financial position, results of operations and cash flows as of and for the periods then ended. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to fairly present our financial position at June 30, 2014 and September 30, 2013, the results of our operations for the three and nine months ended June 30, 2014 and 2013, and our cash flows for the nine months ended June 30, 2014 and 2013, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 11, 2013.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial information. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted.

Beginning in fiscal 2014, we elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive income (loss) to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2014, actual results could differ from those estimates and affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. The operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2014.

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

Hardware and Other:

Consists primarily of revenues generated from the re-sale of servers, Point-of-Sale ("POS") and storage product offerings, hardware maintenance fees and the sale of business products.

Our revenue recognition for software elements is based on Accounting Standards Codification Section 985-605 - Software-Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

For multiple-element software arrangements (software and software related services and professional services), we use the residual method of revenue recognition. Under the residual method, consideration is allocated to undelivered elements based upon vendor specific objective evidence ("VSOE") of the fair value of those elements, with the residual of the arrangement fee allocated to the software license components. We have established VSOE of fair value for each undelivered software element of the sale through independent transactions not sold in connection with a software license. VSOE of fair value of the software support is determined by reference to the price our customers are required to pay for the services when sold-separately. For professional services, VSOE of fair value is based on the hourly or daily rate at which these services were sold without any other product or service offerings.

For multiple-element arrangements that include non-software elements and software not essential to the hardware's functionality, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. In order to allocate revenue based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence ("TPE"), and estimated selling price ("ESP"). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Then we further allocate the consideration within the software group to the respective elements within that group following the residual method. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

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

For multiple-element arrangements that include non-software elements and software essential to the hardware's functionality, we allocate revenue to all deliverables based on their relative selling prices. In order to allocate revenue based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, TPE, and ESP. VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Components of Cost of Software and Software Related Revenues

The components of our cost of software and software related revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Components of cost of software and software related services revenues:
Software license	$5,242	$4,909	$14,560	$13,753
Software and cloud subscriptions	7,769	6,521	22,527	20,263
Software support	24,474	25,087	73,435	73,570
Total	$37,485	$36,517	$110,522	$107,586

Accumulated Amortization of Intangible Assets

Accumulated amortization of intangible assets was $420.7 million and $311.8 million as of June 30, 2014 and September 30, 2013, respectively.

Non-Cash Investing Activities on Statement of Cash Flows

During the nine months ended June 30, 2014, we installed $2.4 million of leasehold improvements which were paid directly by the landlord for our facility in Bensalem, Pennsylvania. We have excluded these leasehold improvements from Purchases of Property and Equipment in our unaudited condensed consolidated statement of cash flows as they represent a non-cash investing activity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the IASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This new guidance will supersede existing revenue guidance under GAAP and International Financial Reporting Standards ("IFRS"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, the new standard will eliminate the requirement to recognize revenue based on VSOE of fair value for multiple element software arrangements. The standard is effective for public entities for annual periods beginning after December 15, 2016, which will be our fiscal year 2018, and for interim periods within those fiscal years. The standard allows for two methods of transition: (i) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined within the standard, or (ii) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard. We are currently evaluating the impact of adopting ASU 2014-09 on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which requires companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments are effective for public companies for fiscal years beginning after December 15, 2013, which will be our fiscal year 2015. The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2013-05 on our results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires companies to disclose information about reclassifications out of accumulated other comprehensive income and changes in the balance of accumulated other comprehensive income. The disclosures can be presented on the face of the financial statements or in the footnotes. We adopted ASU 2013-02 prospectively in the first quarter of fiscal 2014. We have added a total for other comprehensive income (loss) on the face of our unaudited condensed consolidated statements of comprehensive income (loss). Additionally, we have added a footnote disclosure to roll forward the balances of each component of accumulated other comprehensive loss, separately disclosing the tax effect of all activity. We have also disclosed the effect on net loss of reclassifications out of accumulated other comprehensive loss into net loss. See Note 13 - Accumulated Other Comprehensive Loss.
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

During the three months ended June 30, 2014, based on an agreement reached with the former shareholders of Solarsoft, the expiration of certain sales and use tax statutes of limitation, as well as additional analysis completed during the quarter ended June 30, 2014, we reduced acquired sales and use tax reserves by $2.2 million. Additionally, we received $0.7 million in cash from the former shareholders of Solarsoft in settlement of a dispute regarding sales tax liabilities. As the measurement period for the Solarsoft acquisition was completed as of September 30, 2013, and the adjustments were recorded based on developments which occurred subsequent to the Solarsoft acquisition, we recorded these amounts as a $2.9 million reduction of general and administrative expenses during the three months ended June 30, 2014.

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

The amounts of revenue attributable to Solarsoft products and the net loss of Solarsoft included in our unaudited condensed consolidated statement of comprehensive income (loss) for the three and nine months ended June 30, 2013 are as follows (in millions).

	Three Months Ended	October 12, 2012 through
	June 30, 2013	June 30, 2013
	(unaudited)	(unaudited)
Revenue	$18.9	$57.1
Net loss	$(0.8)	$(8.0)

As of fiscal 2014, Solarsoft has been integrated into our operations, accordingly we have not presented revenue and net loss attributable to Solarsoft products for the three and nine months ended June 30, 2014.
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
We did not note any indicators that goodwill was impaired as of June 30, 2014. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
NOTE 4 — DEBT
Total debt in the periods presented consisted of the following (in thousands):

	June 30, 2014	September 30, 2013
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $6,231 and $6,182, respectively	$829,620	$847,368
Senior Notes due 2019	465,000	465,000
Convertible Senior Notes	—	15
Total debt	1,294,620	1,312,383
Current portion	8,401	22,100
Total long-term debt, net of discount	$1,286,219	$1,290,283

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $835.9 million (before $6.2 million unamortized original issue discount) as of June 30, 2014 and a revolving credit facility with a borrowing capacity of $103.0 million. As of June 30, 2014, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of June 30, 2014, the interest rate applicable to the term loans was 4.0%.

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

We incurred $1.3 million of fees in connection with Amendment No. 3. We are amortizing $1.2 million of the fees to interest expense over the remaining term of the 2011 Credit Agreement, and we recorded $0.1 million of the fees directly to interest expense in accordance with GAAP. Additionally, we recorded a $0.5 million loss on extinguishment of debt to write off deferred financing costs and original issue discount allocable to lenders whose balances were transferred to other lenders in connection with Amendment No. 3. The loss on extinguishment of debt is included within other expense, net in our unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2014. The remainder of the unamortized deferred financing costs and original issue discount were allocable to lenders whose term loan balances were deemed to be modified. We are continuing to amortize the remaining unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

On May 15, 2014, we entered into Amendment No. 4 to the 2011 Credit Agreement to increase the borrowing capacity under our revolving credit facility from $88.0 million to $103.0 million. Amendment No. 4 did not affect the interest rate applicable to the revolving credit facility, or the maturity date.

We accounted for Amendment No. 4 as a modification of debt because the only change to the 2011 Credit Agreement was to increase the borrowing capacity on the revolving credit facility. In connection with Amendment No. 4, we recorded new deferred financing costs of less than $0.1 million. We are continuing to amortize the existing unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

The 2011 Credit Agreement originated in May 2011 and provided for (i) a seven-year term loan in the amount of $870.0 million, amortized (principal repayment) at a rate of 1% per year beginning September 30, 2011 on a quarterly basis for the first six and three-quarters years, with the balance paid at maturity and (ii) a five-year revolving credit facility (the "revolving credit facility") that permitted revolving loans in an aggregate amount of up to $75.0 million, which increased to $103.0 million as a result of Amendment No. 2 and Amendment No. 4, and which included a letter of credit facility and a swing line facility, and is due and payable in full at maturity in May 2016. In addition, subject to certain terms and conditions, the 2011 Credit Agreement provided for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million plus, among other things, unlimited additional uncommitted incremental term loans and/or revolving credit facilities if we satisfy a certain First Lien Senior Secured Leverage Ratio. Additionally, we paid a 1% original issue discount on the term loan for a total of $8.7 million and a 0.5% original issue discount on the revolving credit facility for $0.4 million. The term loan and revolving credit facility were amended on March 7, 2013, September 20, 2013, January 17, 2014 and May 15, 2014, as noted above. The remaining components of the 2011 Credit Agreement have not been amended.

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

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 Credit Agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants discussed further below. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $27.0 million of excess cash flow during the year ended September 30, 2013, and as a result, we paid a mandatory prepayment of $13.5 million in December 2013.

The 2011 Credit Agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40.0 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the 2011 Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the term loan. We utilize permitted dividend payments to voluntarily fund interest on debt issued by our indirect parent company, Eagle Midco Inc. ("EGL Midco"). EGL Midco has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). In December 2013 and June 2014, we made dividend payments of $18.5 million and $18.0 million, respectively, to fund the December 2013 and June 2014 interest payments for the Midco Notes. We intend to continue utilizing permitted dividend payments to voluntarily fund interest on the Midco Notes. See "Parent Company PIK Toggle Notes" below for a description of the Midco Notes.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At June 30, 2014, the applicable ratio is 3.50 to 1.00, which will decrease to 3.25 to 1.00 on March 31, 2015 and will not decrease thereafter.

At June 30, 2014 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Convertible Senior Notes

In May 2011, we acquired Epicor Software Corporation ("Legacy Epicor") which had $230.0 million aggregate principal amount of 2.375% convertible senior notes due in 2027 (“convertible senior notes”) outstanding. On May 20, 2011, Legacy Epicor announced a tender offer to purchase the convertible senior notes at par plus interest accrued through June 19, 2011. The tender offer expired on June 17, 2011 and 99.99% of the convertible senior notes were tendered. We repaid the remaining outstanding principal amount of $15 thousand in May 2014. As of June 30, 2014, no convertible senior notes remained outstanding.

Future Maturities of Long Term Debt

As of June 30, 2014, maturities of long term debt were $2.1 million for the remainder of fiscal 2014, $8.4 million per year from 2015 through 2017, $808.6 million in 2018 and $465.0 million in 2019.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that we do not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our unaudited condensed consolidated financial statements for the quarter ended June 30, 2014 or any period presented.

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

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco is and will continue to be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash. Interest on the Midco Notes is required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million. For the semiannual interest periods ended December 15, 2013 and June 15, 2014, the Minimum Cash Interest payable on the Midco Notes was equal to the full cash interest payments of $18.5 million and $18.0 million, respectively.

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

On December 15, 2013 and June 15, 2014, we paid dividend payments of $18.5 million and $18.0 million, respectively, to EGL Midco to fund the December 15, 2013 and June 15, 2014 interest payments applicable to the Midco Notes. We recorded the dividend payments as reductions to common stock on our balance sheet. These dividend payments are reflected in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2014.

We intend to fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2015 through fiscal 2018. To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. We believe that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.
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

In August 2011, we entered into a hedging instrument consisting of two components to hedge the floating rate interest applicable to term loan borrowings under the 2011 Credit Agreement or any related refinancing. The first component was an 18-month interest rate cap on an initial notional amount of $534.6 million, based on a cap of 2%, and was settled quarterly on the last business day of each of March, June, September and December, which began September 30, 2011 and ended March 31, 2013. The second component is a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of June 30, 2014, the notional amount of the swap was $342.8 million.

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

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on our term loan. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We did not amend the 1.25% LIBOR floor contained in our interest rate swap, and accordingly, we incorporated the change to our hedged interest payments into our analysis and measurement of hedge effectiveness, noting that our interest rate swap remained highly effective as of June 30, 2014. See Note 4 - Debt for more information on Amendment No. 3 to our 2011 Credit Agreement.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three and nine months ended June 30, 2014, we recorded net foreign currency losses of $0.4 million and $0.5 million, respectively. During the three and nine months ended June 30, 2013, we recorded net foreign currency losses of $0.3 million and $1.2 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our unaudited condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2014	September 30, 2013
Foreign currency forward contracts	Prepaid expenses and other current assets	$165	$150

	Liability Derivatives (Fair Value)
	Balance Sheet Location	June 30, 2014	September 30, 2013
Interest rate swap	Other liabilities	$(3,356)	$(5,613)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(226)	(28)
Total liability derivatives		$(3,582)	$(5,641)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$(43)	$190	$(539)	$(116)
Gain recognized in income on derivative (ineffective portion)	—	32	203	23
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(5)	(9)	(18)	(26)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(737)	(948)	(2,594)	(948)

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three and nine months ended June 30, 2014, we made interest payments of $0.8 million and $2.7 million for the swap, and in connection with those payments, we reclassified $0.7 million and $2.6 million of losses from accumulated other comprehensive loss into interest expense. The remaining losses reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015. We expect to reclassify approximately $2.7 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Included in other expense, net	$(246)	$1,554	$(907)	$717

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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of June 30, 2014, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were as follows, by category of inputs, as of June 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$165	$—	$165
Deferred compensation plan assets (2)	—	4,581	—	4,581
Post-retirement insurance plan assets (2)	—	762	—	762
Liabilities:
Foreign currency forward contracts (3)	—	(226)	—	(226)
Interest rate swap (4)	—	(3,356)	—	(3,356)
Deferred compensation plan liabilities (4)	—	(4,592)	—	(4,592)
Total	$—	$(2,666)	$—	$(2,666)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

(2)	Included in other assets in our unaudited condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of June 30, 2014, the term loan contained in our 2011 Credit Agreement had a fair value of $840.1 million, which represented approximately 101% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement. As of June 30, 2014, the fair value of our Senior Notes was approximately $502.2 million based on a trading price of approximately 108% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the unaudited condensed consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement.

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
NOTE 7 — INCOME TAXES
The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $1.7 million, or 33.5% of pre-tax loss, during the three months ended June 30, 2014 compared to an income tax benefit of $1.3 million, or 12.1% of pre-tax loss, during the three months ended June 30, 2013.

Our income tax rate for the three months ended June 30, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

We recorded an income tax benefit of $2.9 million, or 12.3% of pre-tax loss, during the nine months ended June 30, 2014 compared to an income tax benefit of $8.9 million, or 19.8% of pre-tax loss, during the nine months ended June 30, 2013.

Our income tax rate for the nine months ended June 30, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the nine months ended June 30, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation, changes in our reserve for uncertain tax positions, and lower tax rates in foreign jurisdictions. Additionally, the federal research credit expired on December 31, 2011 and was retroactively reinstated effective January 2, 2013.

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

There are three categories of Series C Units which vest based on a combination of service, performance and market conditions. Annual Units vest ratably over 3 to 4 years based on the holder’s continued employment with the Company. Performance Units vest ratably over 3 to 4 years based upon employee service and attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Exit Units vest based upon attaining thresholds for return on partnership capital. We recognize share based compensation expense using the accelerated expense attribution method, which separately recognizes compensation expense for each vesting tranche over its vesting period.

During the nine months ended June 30, 2014 and 2013, we granted 8.1 million and 2.6 million Series C Units, respectively, to certain employees as compensation for their services. In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units may be settled in cash upon call by the Company in certain circumstances. We record changes in the value of Series B Units as compensation expense. During the nine months ended June 30, 2014, we recorded $0.5 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.4 million to settle Series B Units. As of June 30, 2014, $0.3 million Series B Units were outstanding with an aggregate value of $1.0 million.

The following table summarizes our share-based compensation expense and its allocation within our unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of revenues:
Software and software related services	$20	$11	$56	$82
Professional services	21	79	139	253
Hardware and other	11	6	33	16
Operating expenses:
Sales and marketing	639	449	1,849	1,281
Product development	208	177	562	577
General and administrative	652	698	2,908	2,405
Total share-based compensation expense	$1,551	$1,420	$5,547	$4,614
NOTE 9 — RESTRUCTURING COSTS
During fiscal 2011, our management approved a restructuring plan as we identified synergies and began to focus our operations to more properly align our cost structure with current business conditions and our projected future revenue streams. During fiscal 2013, our management approved a restructuring plan as we began to integrate Solarsoft into our operations. We do not expect to incur significant additional restructuring charges in connection with the Solarsoft restructuring plan. Any additional costs will be recorded to the restructuring costs line item in our statements of comprehensive income (loss) as they are incurred. During fiscal 2014, our management approved a restructuring plan to more properly align our personnel and facilities costs with our projected future revenue streams at certain locations and business units.

Our restructuring liability at June 30, 2014, was approximately $5.8 million and the changes in our restructuring liabilities for the nine months then ended were as follows (in thousands):

	Balance at September 30, 2013				Balance at June 30, 2014
		New Charges	Payments	Adjustments

Facility consolidations	$7,825	$(81)	$(2,929)	$66	$4,881
Employee severance, benefits and related costs	916	2,850	(2,850)	(4)	912
Total	$8,741	$2,769	$(5,779)	$62	$5,793

Our restructuring liability at June 30, 2013, was approximately $8.4 million and the changes in our restructuring liabilities for the nine months then ended were as follows (in thousands):

	Balance at September 30, 2012				Balance at June 30, 2013
		New Charges	Payments	Adjustments

Facility consolidations	$8,874	$1,131	$(1,777)	$(472)	$7,756
Employee severance, benefits and related costs	941	2,968	(3,225)	(5)	679
Total	$9,815	$4,099	$(5,002)	$(477)	$8,435

All restructuring charges were recorded in “Restructuring costs” in our unaudited condensed consolidated statements of comprehensive income (loss).
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
In May 2011, we entered into a Services Agreement with the beneficial owner of all of our capital stock, Apax Partners, L.P. ("Apax"), which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended June 30, 2014 and 2013, we recorded expense related to the advisory fee of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended June 30, 2014 and 2013, we recorded expense related to the advisory fee of approximately $1.5 million and $1.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. At September 2013, the balance of the loans was $2.2 million. In October 2013, we increased the balance of the loans recorded on our unaudited condensed consolidated balance sheet by $0.5 million to record the change in value of Series B Units in Eagle Topco. As of June 30, 2014, we have repaid $1.6 million of the loans. At June 30, 2014, the balance of the loans was $1.1 million. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2014 and September 30, 2013.
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

In December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to EGL Midco to fund EGL Midco's December 2013 and June 2014 interest payments on the Midco Notes.

We intend to continue funding cash interest payments on the Midco Notes through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2015 through fiscal 2018. See Note 4 - Debt for further information regarding the Midco Notes.
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

•
Retail Solutions segment - The Retail Solutions segment supports (1) large, distributed retail environments that require a comprehensive multichannel retail solution including POS store operations, cross-channel order management, customer relationship management ("CRM"), loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) small- to mid-sized retailers with our Epicor Software as a Service for retail which provides a preconfigured, full suite retail solution, including the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support, as a subscription service. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

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

Reportable segment revenue by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
ERP revenues:
Software and software related services:
Software license	$27,118	$23,669	$78,561	$68,314
Software and cloud subscriptions	5,555	4,997	16,224	13,436
Software support	78,834	75,059	232,882	221,742
Total software and software related services	111,507	103,725	327,667	303,492
Professional services	40,198	41,355	119,543	119,266
Hardware and other	4,053	4,293	12,908	14,379
Total ERP revenues	155,758	149,373	460,118	437,137

Retail Solutions revenues:
Software and software related services:
Software license	3,283	3,831	9,149	10,415
Software and cloud subscriptions	2,389	1,984	6,611	5,726
Software support	10,361	10,575	31,431	30,719
Total software and software related services	16,033	16,390	47,191	46,860
Professional services	11,311	13,022	33,150	37,213
Hardware and other	5,627	7,495	17,390	22,044
Total Retail Solutions revenues	32,971	36,907	97,731	106,117

Retail Distribution revenues:
Software and software related services:
Software license	5,140	4,963	17,523	15,120
Software and cloud subscriptions	14,575	13,587	42,304	41,278
Software support	19,337	19,455	58,160	57,628
Total software and software related services	39,052	38,005	117,987	114,026
Professional services	7,242	6,740	21,650	20,032
Hardware and other	11,212	10,189	36,512	30,907
Total Retail Distribution revenues	57,506	54,934	176,149	164,965

Total revenues:
Software and software related services:
Software license	35,541	32,463	105,233	93,849
Software and cloud subscriptions	22,519	20,568	65,139	60,440
Software support	108,532	105,089	322,473	310,089
Total software and software related services	166,592	158,120	492,845	464,378
Professional services	58,751	61,117	174,343	176,511
Hardware and other	20,892	21,977	66,810	67,330
Total revenues	$246,235	$241,214	$733,998	$708,219

Reportable segment contribution margin is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
ERP	$51,568	$45,315	$152,521	$134,076
Retail Solutions	9,782	11,884	26,693	32,230
Retail Distribution	19,975	17,388	59,130	50,564
Total segment contribution margin	$81,325	$74,587	$238,344	$216,870

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total segment contribution margin	$81,325	$74,587	$238,344	$216,870
Corporate and unallocated costs	(17,173)	(18,617)	(55,333)	(56,352)
Share-based compensation expense	(1,551)	(1,420)	(5,547)	(4,614)
Depreciation and amortization	(42,750)	(39,707)	(125,774)	(120,243)
Acquisition-related costs	(2,254)	(2,018)	(6,222)	(5,862)
Restructuring costs	(1,157)	(606)	(2,769)	(4,099)
Interest expense	(21,293)	(22,935)	(65,710)	(69,924)
Other expense, net	(139)	(244)	(386)	(668)
Loss before income taxes	$(4,992)	$(10,960)	$(23,397)	$(44,892)
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

Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in a mediation on October 21, 2013. Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court. On May 23, 2014, the Court preliminarily approved the proposed settlement and ordered the creation of a settlement fund of $18 million from the various defendants and their insurers. The Court also scheduled a final settlement hearing for October 24, 2014. During the three months ended June 30, 2014, we paid $7.7 million to settle our portion of the litigation. As of June 30, 2014, we do not believe we will pay any additional amounts for the litigation, and as such, we have no remaining liability recorded for the litigation as of June 30, 2014.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a summary of activity in accumulated other comprehensive loss for the three months ended June 30, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at March 31, 2014	$(18,881)	$(2,490)	$(515)	$(21,886)
Unrealized loss on cash flow hedge, before tax	—	(43)	—	(43)
Tax benefit of unrealized loss on cash flow hedge	—	16	—	16
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	737	—	737
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(282)	—	(282)
Unrealized loss on pension plan liabilities (1)	—	—	(20)	(20)
Change in foreign currency translation adjustments (1)	4,550	—	—	4,550
Total other comprehensive income (loss)	4,550	428	(20)	4,958
Balance at June 30, 2014	$(14,331)	$(2,062)	$(535)	$(16,928)

(1) During the three months ended June 30, 2014, there was no tax effect of the unrealized loss on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

The following table presents a summary of activity in accumulated other comprehensive loss for the nine months ended June 30, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)
Unrealized loss on cash flow hedge, before tax	—	(539)	—	(539)
Tax benefit of unrealized loss on cash flow hedge	—	230	—	230
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	2,594	—	2,594
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(1,096)	—	(1,096)
Unrealized gain on pension plan liabilities (1)	—	—	317	317
Change in foreign currency translation adjustments (1)	(5,589)	—	—	(5,589)
Total other comprehensive income (loss)	(5,589)	1,189	317	(4,083)
Balance at June 30, 2014	$(14,331)	$(2,062)	$(535)	$(16,928)

(1) During the nine months ended June 30, 2014, there was no tax effect of the unrealized gain on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the three and nine months ended June 30, 2014, we reclassified realized losses on our cash flow hedge into interest expense upon paying our quarterly swap payments, resulting in increased interest expense of $0.7 million and $2.6 million, respectively, for the three and nine months ended June 30, 2014. During the three and nine months ended June 30, 2014, we also reclassified the realized tax benefit of the swap payments into income tax expense (benefit), which decreased our income tax expense by $0.3 million and $1.1 million, for the three and nine months ended June 30, 2014.
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
NOTE 15 — GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of June 30, 2014 and September 30, 2013, the unaudited condensed consolidating statements of comprehensive income (loss) for the three and nine months ended June 30, 2014 and 2013, and the unaudited condensed consolidating statements of cash flows for the nine months ended June 30, 2014 and 2013.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation

Condensed Consolidating Balance Sheet
(Unaudited)

	As of June 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$35,532	$3,856	$65,260	$—	$104,648
Accounts receivable, net	63,487	4,278	49,020	—	116,785
Inventories, net	2,691	507	478	—	3,676
Deferred tax assets	17,942	861	1,925	—	20,728
Income tax receivable	10,748	—	(575)	—	10,173
Prepaid expenses and other current assets	12,049	927	24,828	—	37,804
Total current assets	142,449	10,429	140,936	—	293,814
Property and equipment, net	37,922	1,305	23,554	—	62,781
Intangible assets, net	525,206	1,336	104,112	—	630,654
Goodwill	785,974	74,291	437,368	—	1,297,633
Deferred financing costs	25,062	—	—	—	25,062
Other assets	650,763	217,352	(65,097)	(793,009)	10,009
Total assets	$2,167,376	$304,713	$640,873	$(793,009)	$2,319,953
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$16,927	$817	$5,398	$—	$23,142
Payroll related accruals	30,454	730	16,304	—	47,488
Deferred revenue	96,144	2,812	64,082	—	163,038
Current portion of long-term debt	8,401	—	—	—	8,401
Accrued interest payable	6,684	—	23	—	6,707
Accrued expenses and other current liabilities	23,057	4,337	22,931	—	50,325
Total current liabilities	181,667	8,696	108,738	—	299,101
Long-term debt, net of unamortized discount	1,286,219	—	—	—	1,286,219
Deferred income tax liabilities	207,487	201	29,165	—	236,853
Loan from affiliate	1,050	—	—	—	1,050
Other liabilities	35,150	106	5,671	—	40,927
Total liabilities	1,711,573	9,003	143,574	—	1,864,150
Total stockholder’s equity	455,803	295,710	497,299	(793,009)	455,803
Total liabilities and stockholder’s equity	$2,167,376	$304,713	$640,873	$(793,009)	$2,319,953

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	As of September 30, 2013
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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$161,529	$9,839	$74,867	$—	$246,235
Operating expenses:
Total cost of revenues	58,006	5,646	33,549	—	97,201
Sales and marketing	27,172	883	15,396	—	43,451
Product development	13,211	649	12,232	—	26,092
General and administrative	14,699	382	1,809	—	16,890
Depreciation and amortization	34,550	197	8,003	—	42,750
Acquisition-related costs	2,041	—	213	—	2,254
Restructuring costs	475	—	682	—	1,157
Total operating expenses	150,154	7,757	71,884	—	229,795
Operating income	11,375	2,082	2,983	—	16,440
Interest expense	(21,188)	—	(105)	—	(21,293)
Equity in earnings of subsidiaries	2,561	725	—	(3,286)	—
Other income (expense), net	501	—	(640)	—	(139)
Income (loss) before income taxes	(6,751)	2,807	2,238	(3,286)	(4,992)
Income tax expense (benefit)	(3,431)	344	1,415	—	(1,672)
Net income (loss)	(3,320)	2,463	823	(3,286)	(3,320)
Other comprehensive income	4,958	2,800	4,514	(7,314)	4,958
Total comprehensive income	$1,638	$5,263	$5,337	$(10,600)	$1,638

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$142,962	$13,262	$84,990	$—	$241,214
Operating expenses:
Total cost of revenues	54,403	8,082	37,224	—	99,709
Sales and marketing	25,600	685	15,264	—	41,549
Product development	14,201	694	12,359	—	27,254
General and administrative	12,815	488	4,849	—	18,152
Depreciation and amortization	32,695	209	6,803	—	39,707
Acquisition-related costs	1,937	—	81	—	2,018
Restructuring costs	96	—	510	—	606
Total operating expenses	141,747	10,158	77,090	—	228,995
Operating income	1,215	3,104	7,900	—	12,219
Interest expense	(22,844)	—	(91)	—	(22,935)
Equity in earnings of subsidiaries	11,742	—	—	(11,742)	—
Other income (expense), net	300	2	(546)	—	(244)
Income (loss) before income taxes	(9,587)	3,106	7,263	(11,742)	(10,960)
Income tax expense (benefit)	49	—	(1,373)	—	(1,324)
Net income (loss)	(9,636)	3,106	8,636	(11,742)	(9,636)
Other comprehensive loss	(1,954)	—	(3,124)	3,124	(1,954)
Total comprehensive income (loss)	$(11,590)	$3,106	$5,512	$(8,618)	$(11,590)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Nine Months Ended June 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$469,366	$29,334	$235,298	$—	$733,998
Operating expenses:
Total cost of revenues	174,008	18,696	102,080	—	294,784
Sales and marketing	79,869	2,732	44,290	—	126,891
Product development	41,507	2,159	36,918	—	80,584
General and administrative	42,039	968	11,268	—	54,275
Depreciation and amortization	101,411	607	23,756	—	125,774
Acquisition-related costs	5,533	—	689	—	6,222
Restructuring costs	1,648	85	1,036	—	2,769
Total operating expenses	446,015	25,247	220,037	—	691,299
Operating income	23,351	4,087	15,261	—	42,699
Interest expense	(65,410)	—	(300)	—	(65,710)
Equity in earnings of subsidiaries	15,332	3,252	—	(18,584)	—
Other income (expense), net	1,210	(2)	(1,594)	—	(386)
Income (loss) before income taxes	(25,517)	7,337	13,367	(18,584)	(23,397)
Income tax expense (benefit)	(5,009)	338	1,782	—	(2,889)
Net income (loss)	(20,508)	6,999	11,585	(18,584)	(20,508)
Other comprehensive loss	(4,083)	(3,118)	(5,736)	8,854	(4,083)
Total comprehensive income (loss)	$(24,591)	$3,881	$5,849	$(9,730)	$(24,591)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Nine Months Ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$423,057	$35,233	$249,929	$—	$708,219
Operating expenses:
Total cost of revenues	172,942	22,277	101,717	—	296,936
Sales and marketing	76,821	1,787	44,389	—	122,997
Product development	40,843	1,721	34,364	—	76,928
General and administrative	38,980	1,460	15,014	—	55,454
Depreciation and amortization	86,942	616	32,685	—	120,243
Acquisition-related costs	5,495	—	367	—	5,862
Restructuring costs	136	—	3,963	—	4,099
Total operating expenses	422,159	27,861	232,499	—	682,519
Operating income	898	7,372	17,430	—	25,700
Interest expense	(69,666)	(9)	(249)	—	(69,924)
Equity in earnings of subsidiaries	16,645	—	—	(16,645)	—
Other expense, net	(247)	(4)	(417)	—	(668)
Income (loss) before income taxes	(52,370)	7,359	16,764	(16,645)	(44,892)
Income tax expense (benefit)	(16,367)	2	7,476	—	(8,889)
Net income (loss)	(36,003)	7,357	9,288	(16,645)	(36,003)
Other comprehensive loss	(8,777)	—	(9,800)	9,800	(8,777)
Total comprehensive income (loss)	$(44,780)	$7,357	$(512)	$(6,845)	$(44,780)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Nine Months Ended June 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$96,219	$864	$3,146	$—	$100,229
Investing activities:
Purchases of property and equipment	(10,242)	(48)	(1,811)	—	(12,101)
Capitalized computer software and database costs	(8,956)	—	—	—	(8,956)
Net cash used in investing activities	(19,198)	(48)	(1,811)	—	(21,057)
Financing activities:
Payment to affiliate	(1,618)	—	—	—	(1,618)
Payments on long-term debt	(17,714)	—	—	—	(17,714)
Payment of dividend	(36,500)	—	—	—	(36,500)
Payments of financing fees	(1,350)	—	—	—	(1,350)
Net cash used in financing activities	(57,182)	—	—	—	(57,182)
Effect of exchange rate changes on cash	—	—	(244)	—	(244)
Change in cash and cash equivalents	19,839	816	1,091	—	21,746
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$35,532	$3,856	$65,260	$—	$104,648

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Nine Months Ended June 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,836	$(10,641)	$1,078	$—	$87,273
Investing activities:
Purchases of property and equipment	(10,945)	(53)	(2,445)	—	(13,443)
Capitalized computer software and database costs	(8,200)	—	—	—	(8,200)
Acquisition of businesses, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—	—	1,440
Net cash used in investing activities	(170,535)	(53)	(2,445)	—	(173,033)
Financing activities:
Proceeds from revolving facilities, net	40,000	—	—	—	40,000
Payments on long-term debt	(6,475)	—	—	—	(6,475)
Proceeds from issuance of senior secured term loan	3,050	—	—	—	3,050
Payments of financing fees	(1,598)	—	—	—	(1,598)
Net cash provided by financing activities	34,977	—	—	—	34,977
Effect of exchange rate changes on cash	—	—	(2,421)	—	(2,421)
Change in cash and cash equivalents	(38,722)	(10,694)	(3,788)	—	(53,204)
Cash and cash equivalents, beginning of period	56,931	12,192	61,553	—	130,676
Cash and cash equivalents, end of period	$18,209	$1,498	$57,765	$—	$77,472

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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,500 employees worldwide as of June 30, 2014. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators that provide a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to more effectively deliver our systems and services to high-growth emerging markets, and to support increasingly global businesses.
Beginning in fiscal 2014, the Company elected to change the presentation of the revenues and cost of revenues sections of our unaudited condensed consolidated statements of comprehensive income (loss) to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.

General Business Trends
Demand for our product offerings has generally been correlated with the overall macroeconomic conditions.  We continue to evaluate the economic situation, the business environment and our outlook for changes. We believe that our customers and prospective customers will invest in IT products and services that deliver value, reduce their operating costs and achieve strong return on investment and we believe that our product and service offerings position us to remain competitive.

In the three months ended June 30, 2014, our revenue grew as compared to the same period in the prior year due to solid growth in software license, software as a service ("SaaS"), customer support and managed services revenues. These increases offset decreases in professional services as well as in our hardware and other revenues. Our operating expenses were relatively unchanged year over year. Cost of revenues in total were lower year over year as a result of a mix shift to higher software and software related services revenues and lower professional services and hardware and other revenues. Other operating expenses as a percentage of revenue were consistent with the prior year. As a result of the increase in revenue and relatively flat operating expenses, our operating income in the third quarter increased $4.2 million compared to the prior year period. Our operating income margin increased to 6.7% in the current quarter compared to 5.1% in the prior year.

Our ERP segment has experienced solid growth in revenue and contribution margin in fiscal 2014, driven by growth in revenues from software licenses, SaaS, software support and professional services in our America’s (North, Central and South America) region and software support in our EMEA (Europe, Middle East and Africa) region and software license revenues in our APAC (Asia Pacific) region, partially offset by lower professional services and customer support revenues in our APAC region due to lower professional services backlogs and unfavorable foreign exchange rates, respectively. Our Retail Distribution segment has also had solid revenue and contribution margin growth in fiscal 2014, driven by increasing software license and hardware revenues which have been favorably impacted by improvements in consumer confidence, the residential housing market recovery and a beneficial hardware refresh cycle as several customers have updated their hardware platforms. Our Retail Solutions segment performance continues to be affected by longer sales cycles as well as by the number and timing of large strategic deals. Lower software license revenues in Retail Solutions in fiscal 2014 have contributed to lower professional services revenues, which have resulted in lower contribution margin in the current fiscal year. Additionally, Retail Solutions hardware revenues have been lower in the current fiscal year due to a lower number of strategic roll outs as a result of lower license revenues.

Over the last year we have enhanced our capabilities and marketplace experience with additions to our management team. In October 2013, Joseph L. Cowan became our President and Chief Executive Officer. Mark Mincin was appointed Chief Information Officer during the three months ended June 30, 2014 and Janie West was appointed as Chief Product Officer during the three months ended March 31, 2014. Additionally, during the fourth quarter of fiscal 2013, Noel Goggin was appointed as General Manager of Retail Solutions, and Donna Troy was appointed as General Manager of ERP Americas.

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

Results of Operations
The following discussion of our revenues and expenses has been prepared by comparing our unaudited condensed consolidated results of operations for the comparable three and nine month periods ended June 30, 2014 and 2013.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Total revenues
Our total revenues were $246.2 million and $241.2 million for the three months ended June 30, 2014 and 2013, respectively. Total revenues increased by $5.0 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to growth in software license, software and cloud subscriptions and software support revenues as well as a $1.0 million decrease in deferred revenue purchase accounting adjustments, partially offset by lower professional services and hardware and other revenues as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other revenues for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$27,118	$23,669	$3,449	15%
Software and cloud subscriptions	5,555	4,997	558	11%
Software support	78,834	75,059	3,775	5%
Total software and software related services	111,507	103,725	7,782	8%
Professional services	40,198	41,355	(1,157)	(3)%
Hardware and other	4,053	4,293	(240)	(6)%
Total ERP revenues	155,758	149,373	6,385	4%

Retail Solutions revenues:
Software and software related services:
Software license	3,283	3,831	(548)	(14)%
Software and cloud subscriptions	2,389	1,984	405	20%
Software support	10,361	10,575	(214)	(2)%
Total software and software related services	16,033	16,390	(357)	(2)%
Professional services	11,311	13,022	(1,711)	(13)%
Hardware and other	5,627	7,495	(1,868)	(25)%
Total Retail Solutions revenues	32,971	36,907	(3,936)	(11)%

Retail Distribution revenues:
Software and software related services:
Software license	5,140	4,963	177	4%
Software and cloud subscriptions	14,575	13,587	988	7%
Software support	19,337	19,455	(118)	(1)%
Total software and software related services	39,052	38,005	1,047	3%
Professional services	7,242	6,740	502	7%
Hardware and other	11,212	10,189	1,023	10%
Total Retail Distribution revenues	57,506	54,934	2,572	5%

Total revenues:
Software and software related services:
Software license	35,541	32,463	3,078	9%
Software and cloud subscriptions	22,519	20,568	1,951	9%
Software support	108,532	105,089	3,443	3%
Total software and software related services	166,592	158,120	8,472	5%
Professional services	58,751	61,117	(2,366)	(4)%
Hardware and other	20,892	21,977	(1,085)	(5)%
Total revenues	$246,235	$241,214	$5,021	2%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues during the three months ended June 30, 2014. This compares to the three months ended June 30, 2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues. The shift reflects a decrease in Retail Solutions revenues and increases in ERP and Retail distribution revenues as discussed further below. We expect ERP to continue to be the largest segment of our business.

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

	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2014			June 30, 2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$111,507	$—	$111,507	$104,088	$(363)	$103,725
Professional services	40,198	—	40,198	41,355	—	41,355
Hardware and other	4,053	—	4,053	4,293	—	4,293
Total ERP revenues	155,758	—	155,758	149,736	(363)	149,373

Retail Solutions revenues:
Software and software related services	16,033	—	16,033	16,390	—	16,390
Professional services	11,381	(70)	11,311	13,128	(106)	13,022
Hardware and other	5,627	—	5,627	7,495	—	7,495
Total Retail Solutions revenues	33,041	(70)	32,971	37,013	(106)	36,907

Retail Distribution revenues:
Software and software related services	39,052	—	39,052	38,405	(400)	38,005
Professional services	7,242	—	7,242	6,808	(68)	6,740
Hardware and other	11,212	—	11,212	10,293	(104)	10,189
Total Retail Distribution revenues	57,506	—	57,506	55,506	(572)	54,934

Total revenues:
Software and software related services	166,592	—	166,592	158,883	(763)	158,120
Professional services	58,821	(70)	58,751	61,291	(174)	61,117
Hardware and other	20,892	—	20,892	22,081	(104)	21,977
Total revenues	$246,305	$(70)	$246,235	$242,255	$(1,041)	$241,214

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues increased by $6.4 million, or 4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, driven primarily by an increase in software and software related services revenues, partially offset by decreases in professional services and hardware revenues.

◦
ERP software and software related services revenues increased by $7.8 million, or 8%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to a $3.8 million increase in software support revenues, which consisted of a $3.4 million increase in support revenues primarily attributable to the addition of new customer software support and support price increases, partially offset by attrition as well as a $0.4 million decrease in deferred revenue purchase accounting adjustments, a $3.4 million increase in software license revenues due to growth in our Americas and APAC regions, partially offset by lower software revenues in EMEA and a $0.6 million increase in software and cloud subscriptions revenues primarily driven by growth in SaaS and other cloud services revenues.

◦
ERP professional services revenues decreased by $1.2 million or 3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily due to lower professional services backlog in our ERP APAC region.

◦
ERP hardware and other revenues decreased by $0.2 million, or 6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily attributable to lower hardware equipment sales in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $3.9 million, or 11%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily driven by a $1.9 million decrease in hardware and other revenues due to a large strategic transaction in the prior year and a $1.7 million decrease in professional services revenues attributable to a lower backlog as a result of lower software license revenues in preceding quarters, as well as a $0.3 million decrease in software and software related services revenues. The decrease in software and software related services revenues was driven by a $0.5 million decrease in software license revenues as well as a $0.2 million decrease in software support revenues primarily attributable to customer attrition, partially offset by a $0.4 million increase in software and cloud subscriptions revenues due primarily to SaaS revenues.

•
Retail Distributions revenues - Retail Distribution revenues increased by $2.6 million, or 5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Software and software related services revenues increased by $1.1 million. The increase in software and software related services revenues was primarily attributed to a $1.0 million increase in software and cloud subscriptions revenues due to growth in our payment exchange revenues. Professional services revenues increased by $0.5 million primarily due to higher hosting and consulting revenues. Hardware and other revenues increased by $1.0 million primarily attributable to an increase in demand for customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
Cost of software and software related services revenues	$37,485	$36,517	$968	3%
Cost of professional services revenues	44,482	46,032	(1,550)	(3)%
Cost of hardware and other revenues	15,234	17,160	(1,926)	(11)%
Sales and marketing	43,451	41,549	1,902	5%
Product development	26,092	27,254	(1,162)	(4)%
General and administrative	16,890	18,152	(1,262)	(7)%
Depreciation and amortization	42,750	39,707	3,043	8%
Acquisition-related costs	2,254	2,018	236	12%
Restructuring costs	1,157	606	551	91%
Total operating expenses	229,795	228,995	800	—%
Interest expense	(21,293)	(22,935)	1,642	(7)%
Other expense, net	(139)	(244)	105	(43)%
Income tax benefit	(1,672)	(1,324)	(348)	26%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $1.0 million, or 3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to increased software royalty costs attributable to higher software license revenues and increased third party maintenance fees, partially offset by lower employee related expenses primarily due to lower employee benefits costs.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $1.6 million, or 3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily the result of a lower employee related expenses due to decreased headcount and lower incentive compensation payments and employee benefits costs.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $1.9 million, or 11%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily attributable to lower hardware and other revenues as well as a favorable mix of hardware equipment sold in the current year. Additionally, our Retail Solutions segment had a large strategic transaction in the prior year which was at a higher cost than our ordinary mix of hardware equipment.

•
Sales and marketing - Sales and marketing expenses increased by $1.9 million, or 5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily the result of a $0.7 million increase in salary expense, a $0.7 million increase in incentive compensation expense and a $1.0 million increase in travel costs, partially offset by a $0.7 million decrease in employee benefits costs.

•
Product development - Product development expenses decreased by $1.2 million, or 4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily the result of a $0.8 million decrease in salaries and wages due to decreased headcount as well as a $0.7 million decrease in employee benefits costs, partially offset by a $0.3 million increase in incentive compensation expense.

•
General and administrative - General and administrative expenses decreased by $1.3 million, or 7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily the result of a $2.9 million one-time sales and use tax benefit for recoveries and adjustments to reserves related to the Solarsoft acquisition, a $0.6 million decrease in bad debt expense, a $0.4 million decrease in employee benefits costs as well as a $0.4 million decrease in severance expense, partially offset by a $1.0 million insurance settlement related to our shareholder litigation, a $1.3 million increase in incentive compensation expense, and a $0.8 million increase in legal fees.

•
Depreciation and amortization - Depreciation and amortization expense was $42.8 million for the three months ended June 30, 2014 compared to $39.7 million for the three months ended June 30, 2013, an increase of $3.1 million. The increase was primarily the result of $1.3 million of increased depreciation related to facility leasehold improvements costs, a $0.9 million increase in amortization of development costs placed in service as well as a $0.9 million increase in amortization of acquired intangible assets.

•
Acquisition-related costs - Acquisition-related costs were $2.3 million for the three months ended June 30, 2014 compared to $2.0 million for the three months ended June 30, 2013. Acquisition-related costs for the three months ended June 30, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. Acquisition-related costs for the three months ended June 30, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft.

•
Restructuring costs - During the three months ended June 30, 2014, we incurred $1.2 million of management-approved restructuring costs, primarily related to eliminating certain employee positions and exiting certain facilities. During the three months ended June 30, 2013, we incurred $0.6 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended June 30, 2014 was $21.3 million compared to $22.9 million for the three months ended June 30, 2013. The $1.6 million decrease in interest expense was attributable primarily to a $1.4 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of refinancing amendments in March 2013 and January 2014 and lower outstanding principal balances and a $0.3 million decrease due to decreased borrowings against our revolving credit facility. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $0.1 million for the three months ended June 30, 2014 compared to $0.2 million for the three months ended June 30, 2013. Other expense, net for the three months ended June 30, 2014 consisted primarily of $0.4 million of foreign exchange losses, partially offset by a $0.2 million of gains on marketable securities and $0.1 million of interest income. Other expense, net for the three months ended June 30, 2013 consisted primarily of $0.3 million of foreign exchange losses, partially offset by $0.1 million of interest income.
Income tax benefit
We recorded an income tax benefit of $1.7 million, or 33.5% of pre-tax loss, during the three months ended June 30, 2014 compared to an income tax benefit of $1.3 million, or 12.1% of pre-tax loss, during the three months ended June 30, 2013. Our income tax rate for the three months ended June 30, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended June 30, 2013 differed from the federal statutory rate primarily due to nondeductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

See Note 7 - Income Taxes in our unaudited condensed consolidated financial statements for additional information about income taxes.
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level and are excluded from the calculations of contribution margin for each segment.
See Note 11 - Segment Reporting in our unaudited condensed consolidated financial statements for a more detailed description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation of total segment contribution margin to loss before income taxes.
Contribution margin for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
ERP	$51,568	$45,315	$6,253	14%
Retail Solutions	9,782	11,884	(2,102)	(18)%
Retail Distribution	19,975	17,388	2,587	15%
Total segment contribution margin	$81,325	$74,587	$6,738	9%

•
ERP contribution margin - Contribution margin for ERP increased by $6.3 million, or 14%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Software and software related services margins increased by $7.4 million as a result of a $4.2 million increase in software support margins, attributable to a $3.8 million increase from new customer software support revenues and support price increases partially offset by customer attrition and a $0.4 million reduction in the deferred revenue purchase accounting adjustments, a $3.1 million increase in software license margins due to increased software license revenues, and a $0.1 million increase in software and cloud subscriptions margins primarily due to increased SaaS revenues. Hardware and other margins increased by $0.7 million due to a favorable mix of hardware equipment sold. Additionally bad debt expense decreased by $0.8 million. These increases were partially offset by a $2.0 million increase in sales and marketing employee related expenses and a $0.8 million increase in legal costs.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $2.1 million, or 18%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily a result of a $1.3 million decrease in professional services margins due to lower professional services revenues, a $0.5 million decrease in software and software related services margins due to lower software license and software support revenues as well as a $0.3 million increase in sales and marketing employee related expenses.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $2.6 million, or 15%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Software and software related services margins increased $0.6 million (including a $0.4 million decrease in deferred revenue purchase accounting adjustments) primarily driven by increased software license and cloud services revenues. Professional services margins increased by $0.5 million due to higher revenues. Hardware and other margins increased by $0.3 million as a result of increased hardware equipment revenues. Additionally, sales and marketing and product development employee related costs decreased by $1.0 million due to lower employee benefits and other salary related costs.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Total revenues
Our total revenues were $734.0 million and $708.2 million for the nine months ended June 30, 2014 and 2013, respectively. Total revenues increased by $25.8 million, or 4%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. The increase was primarily due to growth in software license, software support and SaaS revenues as well as a $5.0 million decrease in deferred revenue purchase accounting adjustments, partially offset by lower professional services revenues as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other for the periods indicated and the variance thereof:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$78,561	$68,314	$10,247	15%
Software and cloud subscriptions	16,224	13,436	2,788	21%
Software support	232,882	221,742	11,140	5%
Total software and software related services	327,667	303,492	24,175	8%
Professional services	119,543	119,266	277	—%
Hardware and other	12,908	14,379	(1,471)	(10)%
Total ERP revenues	460,118	437,137	22,981	5%

Retail Solutions revenues:
Software and software related services:
Software license	9,149	10,415	(1,266)	(12)%
Software and cloud subscriptions	6,611	5,726	885	15%
Software support	31,431	30,719	712	2%
Total software and software related services	47,191	46,860	331	1%
Professional services	33,150	37,213	(4,063)	(11)%
Hardware and other	17,390	22,044	(4,654)	(21)%
Total Retail Solutions revenues	97,731	106,117	(8,386)	(8)%

Retail Distribution revenues:
Software and software related services:
Software license	17,523	15,120	2,403	16%
Software and cloud subscriptions	42,304	41,278	1,026	2%
Software support	58,160	57,628	532	1%
Total software and software related services	117,987	114,026	3,961	3%
Professional services	21,650	20,032	1,618	8%
Hardware and other	36,512	30,907	5,605	18%
Total Retail Distribution revenues	176,149	164,965	11,184	7%

Total revenues:
Software and software related services:
Software license	105,233	93,849	11,384	12%
Software and cloud subscriptions	65,139	60,440	4,699	8%
Software support	322,473	310,089	12,384	4%
Total software and software related services	492,845	464,378	28,467	6%
Professional services	174,343	176,511	(2,168)	(1)%
Hardware and other	66,810	67,330	(520)	(1)%
Total revenues	$733,998	$708,219	$25,779	4%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues during the nine months ended June 30, 2014. This compares to the nine months ended June 30, 2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues. The shift reflects a decrease in Retail solutions revenues and increases in ERP and Retail distribution revenues as discussed further below.

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

	Nine Months Ended			Nine Months Ended
(in thousands)	June 30, 2014			June 30, 2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$327,752	$(85)	$327,667	$306,374	$(2,882)	$303,492
Professional services	119,546	(3)	119,543	119,368	(102)	119,266
Hardware and other	12,908	—	12,908	14,379	—	14,379
Total ERP revenues	460,206	(88)	460,118	440,121	(2,984)	437,137

Retail Solutions revenues:
Software and software related services	47,191	—	47,191	46,864	(4)	46,860
Professional services	33,361	(211)	33,150	37,601	(388)	37,213
Hardware and other	17,390	—	17,390	22,044	—	22,044
Total Retail Solutions revenues	97,942	(211)	97,731	106,509	(392)	106,117

Retail Distribution revenues:
Software and software related services	118,049	(62)	117,987	115,760	(1,734)	114,026
Professional services	21,650	—	21,650	20,166	(134)	20,032
Hardware and other	36,727	(215)	36,512	31,217	(310)	30,907
Total Retail Distribution revenues	176,426	(277)	176,149	167,143	(2,178)	164,965

Total revenues:
Software and software related services	492,992	(147)	492,845	468,998	(4,620)	464,378
Professional services	174,557	(214)	174,343	177,135	(624)	176,511
Hardware and other	67,025	(215)	66,810	67,640	(310)	67,330
Total revenues	$734,574	$(576)	$733,998	$713,773	$(5,554)	$708,219

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues increased by $23.0 million, or 5%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, driven primarily by increases in software and software related services and professional services revenues, partially offset by decreases in hardware and other revenues.

◦
ERP software and software related services revenues increased by $24.2 million, or 8%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase was primarily attributable to an $11.1 million increase in software support revenues, which consisted of $8.3 million attributable to the addition of new customer software support and support price increases partially offset by customer attrition as well as a $2.8 million decrease in deferred revenue purchase accounting adjustments, as well as a $10.3 million increase in software license revenues which was driven by growth in our Americas and APAC regions. Our Americas region led the year over year software license growth as a result of revenues from large strategic sales transactions. Additionally, software and cloud subscriptions revenues increased by $2.8 million primarily due to growth in SaaS revenues.

◦
ERP professional services revenues increased by $0.3 million, or less than 1%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 driven by our Americas region as a result of increased software license revenue in the preceding quarters, partially offset by a decrease in our APAC region due to weakness in Australia and New Zealand.

◦
ERP hardware and other revenues decreased by $1.5 million, or 10%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily attributable to lower hardware equipment sales in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $8.4 million, or 8%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Hardware and other revenues decreased by $4.7 million primarily due to large strategic transactions in the prior year. Professional services revenues decreased by $4.0 million primarily due to lower software license revenues in the preceding quarters, which adversely affects follow-on consulting implementation revenues. Software and software related services revenues increased by $0.3 million. The increase in software and software related services revenues was predominantly attributable to a $0.9 million increase in software and cloud subscriptions revenues due to increased SaaS revenues as well as $0.7 million increase in software support revenues primarily as a result of the addition of new customer software support and support price increases partially offset by customer attrition, partially offset by a $1.3 million decrease in software license revenues due to a lower level of strategic sales transactions in the current year.

•
Retail Distributions revenues - Retail Distribution revenues increased by $11.2 million, or 7%, for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. Software and software related services revenues increased by $4.0 million. The increase in software and software related services revenues was driven primarily by a $2.4 million increase in software license revenues as a result of increased revenues from both new customers and existing customers and a $0.7 million decrease in deferred revenue purchase accounting adjustments, a $1.0 million increase in software and cloud subscriptions revenues due primarily to increased payment exchange revenues partially offset by lower catalog and content services revenues and a $0.5 million increase in software support revenues driven primarily by a $1.0 million decrease in deferred revenue purchase accounting adjustments offset by customer attrition. Professional services revenues increased by $1.6 million due to increases in hosting, network support and consulting revenues. Hardware and other revenues increased by $5.6 million primarily due to increased demand from existing customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
Cost of software and software related services revenues	$110,522	$107,586	$2,936	3%
Cost of professional services revenues	134,412	136,180	(1,768)	(1)%
Cost of hardware and other revenues	49,850	53,170	(3,320)	(6)%
Sales and marketing	126,891	122,997	3,894	3%
Product development	80,584	76,928	3,656	5%
General and administrative	54,275	55,454	(1,179)	(2)%
Depreciation and amortization	125,774	120,243	5,531	5%
Acquisition-related costs	6,222	5,862	360	6%
Restructuring costs	2,769	4,099	(1,330)	(32)%
Total operating expenses	691,299	682,519	8,780	1%
Interest expense	(65,710)	(69,924)	4,214	(6)%
Other expense, net	(386)	(668)	282	(42)%
Income tax benefit	(2,889)	(8,889)	6,000	(67)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $2.9 million, or 3%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase was primarily attributable to a $2.3 million increase in software and cloud subscriptions cost of revenues as a result of increased revenues and a $0.8 million increase in software license cost of sales primarily as a result of increased royalty costs due to increased software license revenues.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $1.8 million, or 1%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily the result of reduced employee related expenses and outside services in our Retail Solutions segment and ERP APAC region as a result of lower professional services revenues.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $3.3 million, or 6%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily attributable to a decrease in hardware equipment costs driven by the mix of hardware equipment sold. The mix of hardware equipment sold in our Retail Distribution segment was at a lower cost than our ordinary mix of hardware, additionally our fixed cost base in this segment was spread over higher revenues. Also, the prior year included large strategic hardware transactions in our Retail Solutions segment which were at a higher cost than our ordinary mix of hardware sales.

•
Sales and marketing - Sales and marketing expenses increased by $3.9 million, or 3%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase was primarily the result of a $3.4 million increase in employee related costs due primarily to increased incentive bonus, travel and salary and wages costs, a $1.9 million increase in commissions due to increased software license revenues and a $0.3 million increase in outside services costs, partially offset by a $1.2 million decrease in sales conference costs and a $0.4 million decrease in referral fees.

•
Product development - Product development expenses increased by $3.7 million, or 5%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase was primarily the result of a $2.2 million increase in employee related costs as a result of increased headcount and associated benefits, a $1.5 million increase in incentive compensation expense and a $0.8 million increase in allocated costs as a result of increased headcount, partially offset by a $0.8 million increase in capitalized software costs.

•
General and administrative - General and administrative expenses decreased by $1.2 million, or 2%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily the result of a $2.9 million one-time sales and use tax benefit for recoveries and adjustments to reserves related to the Solarsoft acquisition, a $1.1 million one-time net insurance recovery recorded in connection with our shareholder litigation case as well as a $0.9 million decrease in bad debt expense, a $0.4 million decrease in salaries and wages, a $0.3 million decrease in employee benefits costs and a $0.2 million decrease in relocation and recruiting costs, partially offset by a one-time $2.0 million severance cost related to the departure of our former President and CEO and a $2.5 million increase in incentive compensation expense.

•
Depreciation and amortization - Depreciation and amortization expense was $125.8 million for the nine months ended June 30, 2014 compared to $120.2 million for the nine months ended June 30, 2013, an increase of $5.6 million. The increase was primarily the result of $3.0 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $2.6 million of increased amortization recorded on development costs placed in service.

•
Acquisition-related costs - Acquisition-related costs were $6.2 million for the nine months ended June 30, 2014 compared to $5.9 million for the nine months ended June 30, 2013. Acquisition-related costs for the nine months ended June 30, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and accounting back office functions, as well as fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. The acquisition costs for the nine months ended June 30, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft.

•
Restructuring costs - During the nine months ended June 30, 2014, we incurred $2.8 million of management-approved restructuring costs, primarily to eliminate certain employee positions and exit certain leased facilities. During the nine months ended June 30, 2013, we incurred $4.1 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the nine months ended June 30, 2014 was $65.7 million compared to $69.9 million for the nine months ended June 30, 2013. The $4.2 million decrease in interest expense was attributed primarily to a $4.3 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of refinancing amendments in March 2013 and January 2014 and lower outstanding principal balances as well as a $1.5 million decrease due to decreased borrowings against our revolving credit facility, partially offset by a $1.7 million increase in interest expense reclassified from accumulated other comprehensive loss related to our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $0.4 million for the nine months ended June 30, 2014 compared to $0.7 million for the nine months ended June 30, 2013. The nine months ended June 30, 2014 consisted primarily of a $0.5 million loss on extinguishment of debt recorded in connection with the refinancing of our term loan in January 2014 and $0.5 million of foreign exchange losses, partially offset by $0.3 million of interest income and $0.3 million of gains on marketable securities. The nine months ended June 30, 2013 consisted primarily of $1.2 million of foreign exchange losses, partially offset by $0.3 million of interest income and $0.2 million of recoveries from sales tax audits.
Income tax benefit
We recorded an income tax benefit of $2.9 million, or 12.3% of pre-tax loss, during the nine months ended June 30, 2014 compared to an income tax benefit of $8.9 million, or 19.8% of pre-tax loss, during the nine months ended June 30, 2013. Our income tax rate for the nine months ended June 30, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, partially offset by other non-deductible expenses. Our income tax rate for the nine months ended June 30, 2013 differed from the federal statutory rate primarily due to lower tax rates in jurisdictions where earnings are deemed permanently reinvested, partially offset by non-deducible expense.

See Note 7 - Income Taxes in our unaudited condensed consolidated financial statements for additional information about income taxes.

Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level and are excluded from the calculations of contribution margin for each segment.
See Note 11 - Segment Reporting in our unaudited condensed consolidated financial statements for a more detailed description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation of total segment contribution margin to loss before income taxes.
Contribution margin for the nine months ended June 30, 2014 and 2013 is as follows:

	Nine Months Ended
(in thousands, except percentages)	June 30, 2014	June 30, 2013	Variance $	Variance %
ERP	$152,521	$134,076	$18,445	14%
Retail Solutions	26,693	32,230	(5,537)	(17)%
Retail Distribution	59,130	50,564	8,566	17%
Total segment contribution margin	$238,344	$216,870	$21,474	10%

•
ERP contribution margin - Contribution margin for ERP increased by $18.4 million, or 14%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase was primarily as a result of an increase of $21.1 million in software and software related services margins as a result of a $9.1 million increase in software license margins due to increased software license revenues, a $10.3 million increase in software support margins (attributable to a $7.5 million increase from new customer software support revenues and support price increases partially offset by attrition and a $2.8 million reduction in the deferred revenue purchase accounting adjustments) and a $1.7 million increase in software and cloud subscriptions margins primarily due to increased SaaS revenues. In addition, professional services margins increased by $1.2 million driven by higher hosting and network support revenues as well as lower salary and benefits expenses. Hardware and other margins increased by $1.2 million due to a favorable mix of hardware equipment sold. Additionally, ERP contribution margin was positively affected by a decrease in bad debt expense of $0.8 million, a decrease in sales conference expenses of $0.7 million and a decrease in referral fees of $0.4 million. These increases in contribution margin were offset by a $3.5 million increase in product development employee related expenses and associated overhead allocations due primarily to increased headcount, a $1.4 million increase in sales and marketing expenses due primarily to increased travel costs, a $1.3 million increase in commission expense as a result of increased software license revenues as well as a $1.2 million increase in legal related costs.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $5.5 million, or 17%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The decrease was primarily as a result a $3.5 million decrease in professional services margins due to lower professional services revenues, a $1.9 million increase in sales and marketing and product development employee related expenses due to higher employee related expenses, a $0.3 million decrease in hardware and other margins due to lower hardware equipment revenues and a $0.2 million increase in bad debt expense partially offset by a $0.6 million increase in software and software related services margins. The increase in software and software related services margins was due to a $0.9 million increase in software and cloud subscriptions margins due to higher SaaS revenues and a $0.6 million increase in software support margins due to higher customer support revenues, partially offset by a $0.9 million decrease in software license margins attributable to lower software license revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $8.6 million, or 17%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Software and software related services margins increased by $3.9 million (including a $1.7 million decrease in deferred revenue purchase accounting adjustments) driven by increased software license revenues, increased cloud services revenues, and increased software support revenues. Hardware and other margins increased by $2.0 million as a result of increased hardware equipment revenues and higher margins on the equipment sold. Professional services margins increased by $1.5 million due to higher hosting and consulting revenues. Additionally, capitalized software costs increased by $0.8 million, sales and marketing employee related expenses decreased by $0.5 million and sales conference expenses decreased by $0.5 million. These increases were offset by a $0.8 million increase in sales commission expenses due to higher software license revenues.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Credit Agreement and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $103.0 million of borrowing capacity available under the revolving credit facility contained in our 2011 Credit Agreement will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements (including interest payments on our indebtedness) for the next twelve months. We believe that the costs associated with pursuing our business strategy will not materially impact our liquidity. Our liquidity depends upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control, as well as the ability of financial institutions to meet their lending obligations to us. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional cash to fund our operations as a result of these factors or in order to execute our strategy, we would either borrow additional amounts under our 2011 Credit Agreement, incur other indebtedness, undertake additional equity financings or a combination of the foregoing. However, we may be unable to obtain any such additional financing on terms acceptable to us or at all.

As of June 30, 2014, our total indebtedness was $1,300.9 million ($1,294.6 million, net of original issue discount). We also had an additional undrawn revolving credit facility of $103.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the nine months ended June 30, 2014 was $65.7 million. In addition to servicing our debt, in December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 and June 2014 interest payments on $400 million in principal amount of Senior PIK Toggle Notes issued by EGL Midco (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year from fiscal 2015 through 2018. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt obligations (2)	$1,300,850	$2,100	$8,401	$8,401	$8,401	$808,547	$465,000
Operating lease obligations	52,661	4,326	13,513	9,912	8,731	8,666	7,513
Interest obligations (3)	335,046	9,518	77,254	74,100	73,169	60,786	40,219
Pension benefit payments	2,907	53	331	237	257	292	1,737
Total	$1,691,464	$15,997	$99,499	$92,650	$90,558	$878,291	$514,469

(1) This table excludes obligations for uncertain tax positions with a carrying value of $9.3 million as of June 30, 2014 because we are unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco. We expect to make dividend payments of approximately $36 million per year from fiscal 2015 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of June 30, 2014. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.0% LIBOR floor contained in our term loan as of June 30, 2014.

In addition to the contractual obligations and commercial commitments listed above, we expect capital expenditures from fiscal 2015 through fiscal 2018 to range from three to four percent of revenues.

In December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, EGL Midco, to fund the December 2013 and June 2014 interest payments on the Midco Notes. Additionally, during December 2013 we paid a $13.5 million mandatory prepayment on the term loan contained in our 2011 Credit Agreement.

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

On May 15, 2014, we entered into Amendment No. 4 to the 2011 Credit Agreement to increase the borrowing capacity under our revolving credit facility from $88.0 million to $103.0 million. Amendment No. 4 did not affect the interest rate applicable to the revolving credit facility, or the maturity date.

Our borrowings under the 2011 Credit Agreement bear variable interest based on corporate rates, the federal funds rates and Eurocurrency rates. As of June 30, 2014, we had $835.9 million outstanding under the amended term loan, no borrowings outstanding under the revolving credit facility, and the interest rate applicable to the term loans was 4.0%.

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

Senior Notes

As of June 30, 2014, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 4 - Debt in the unaudited condensed consolidated financial statements included elsewhere in this filing.

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

We intend to fund cash interest payments through cash dividends to EGL Midco. In December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to fund the December 2013 and June 2014 interest payments on the Midco Notes. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2015 through fiscal 2018.

To the extent we do not fund interest with cash, interest obligations will be satisfied by issuing additional notes (PIK Interest). If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $585 million.

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

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of June 30, 2014.

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

Cash provided by operating activities was $100.2 million and $87.3 million for the nine months ended June 30, 2014 and 2013, respectively. Cash provided by operating activities increased by $12.9 million for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013. Our net loss plus non-cash items provided $116.5 million and $94.1 million for the nine months ended June 30, 2014 and 2013, respectively. This year over year increase was primarily driven by increased gross margins as a result of software license, software and cloud subscriptions and software support revenue growth as well as a reduction in cash paid for interest due to lower interest rates paid on our term loan and lower borrowings on our revolving credit facility, partially offset by increased operating expenses primarily related to employee related expenses, sales commissions and incentive compensation expense. Changes in operating assets and liabilities used $16.3 million of cash for the nine months ended June 30, 2014 and used $6.8 million of cash for the nine months ended June 30, 2013, respectively. The change in operating assets and liabilities in the nine months ended June 30, 2014 was primarily due to reductions in accrued expenses and current liabilities as well as reductions in accrued interest and increases in other long-term assets, partially offset by reductions in accounts receivable. The change in operating assets and liabilities in the nine months ended June 30, 2013 was primarily due to payments of liabilities partially offset by reductions in non-cash current assets.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from the sale of short-term investments.

Cash used in investing activities was $21.1 million for the nine months ended June 30, 2014, and included $12.1 million used for purchases of property and equipment, and $9.0 million used for capitalized computer software and database costs.

Cash used in investing activities was $173.0 million for the nine months ended June 30, 2013, and included $152.8 million used for the acquisition of Solarsoft, $13.4 million used for purchases of property and equipment, and $8.2 million used for capitalized computer software and database costs, partially offset by $1.4 million provided by sales of short-term investments.

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

Cash used in financing activities was $57.2 million for the nine months ended June 30, 2014, and included $17.7 million of payments on long-term debt as well as $36.5 million used for the payment of dividends to our indirect parent company, EGL Midco, $1.6 million used for payments to affiliates and $1.4 million used for payment of financing fees. Cash provided by financing activities was $35.0 million for the nine months ended June 30, 2013, and included $40.0 million of net proceeds from our revolving credit facility used to partially finance the Solarsoft acquisition as well as $3.1 million of proceeds from the refinancing of our senior secured term loan, partially offset by $6.5 million of payments on long-term debt and $1.6 million used for payment of financing fees.

Cash Held in Foreign Jurisdictions
As of June 30, 2014, we held $59.1 million of cash outside of the U.S. Approximately 30% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 70% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our operations in foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At June 30, 2014, the applicable ratio is 3.50:1.00, which will decrease to 3.25:1.00 on March 31, 2015 and will not decrease thereafter.
At June 30, 2014, we had no outstanding borrowings under the revolving credit facility, and as such, we were not subject to the First Lien Senior Secured Leverage Ratio requirement.
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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of June 30, 2014, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Twelve Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(24,878)	$(42,342)
Interest expense	88,455	92,594
Income tax expense (benefit)	1,238	(4,612)
Depreciation and amortization	166,396	156,143
EBITDA	231,211	201,783
Acquisition-related costs	8,921	10,183
Restructuring costs	3,560	4,579
Deferred revenue and other purchase accounting adjustments	1,160	6,301
Share-based compensation expense	5,706	6,253
Management fees paid to Apax	1,988	1,988
Other	10,386	5,956
Adjusted EBITDA	$262,932	$237,043

First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of June 30, 2014, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended June 30, 2014.
The First Lien Senior Secured Leverage Ratio is calculated by dividing the end of period outstanding balance of our term loan and revolving credit facility, reduced by the end of period balance of our cash and cash equivalents, by our Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at June 30, 2014 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of June 30, 2014.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	3.50x	2.78x

Recently Issued Accounting Pronouncements
See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.
Updates to Critical Accounting Policies
During the nine months ended June 30, 2014, we updated our accounting policy for revenue recognition to reflect the updates to the categories of revenue presented in our unaudited condensed consolidated statements of comprehensive income (loss). See Note 1 - Basis of Presentation and Accounting Policy Information - for our updated revenue recognition policy. For a full list of our accounting policies, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2013.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At June 30, 2014, under the 2011 Credit Agreement, we had $835.9 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.0% LIBOR floor. The revolving credit facility bears interest at floating rates. As of June 30, 2014, we had no borrowings outstanding under the revolving credit facility.

As of June 30, 2014, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning June 30, 2013 through September 30, 2015. As of June 30, 2014, the notional amount of the interest rate swap was $342.8 million.

As of June 30, 2014, the 3-month LIBOR rate was 0.23%. As our term loan and swap have LIBOR floors of 1.00% and 1.25%, respectively, as of June 30, 2014, changes in the 3-month LIBOR below 1.00% would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of June 30, 2014, hypothetical changes in the 3-month LIBOR below 1.00% would not affect our interest expense. Changes in the LIBOR between 1.00% and 1.25% would impact interest expense on our term loan. A hypothetical change in the 3-month LIBOR rate from 1.00% to 1.25% would increase our interest expense by approximately $2.1 million annually, calculated as 0.25% of the outstanding principal amount of our term loan as of June 30, 2014. Changes in the LIBOR above 1.25% would impact interest expense on our swap and our term loan. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.9 million annually, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap.

See Note 5 - Derivative Instruments and Hedging Activities in our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit and Swedish Krona. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the nine months ended June 30, 2014, we recorded a net foreign currency loss of approximately $0.5 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

Included in our $0.5 million net foreign currency loss for the nine months ended June 30, 2014 is a foreign currency remeasurement loss of $1.0 million. This loss is related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. In our second quarter of fiscal 2014, the Venezuelan government issued a new exchange agreement that states that certain foreign currency transactions, including the payment of royalties and the use of patents and technology importation agreements, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), are subject to conversion at the rate established at the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration (“SICAD”) rate. This SICAD rate is lower than Venezuela’s Official Rate, resulting in the remeasurement loss noted above.

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

Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in a mediation on October 21, 2013. Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court. On May 23, 2014, the Court preliminarily approved the proposed settlement and ordered the creation of a settlement fund of $18 million from the various defendants and their insurers. The Court also scheduled a final settlement hearing for October 24, 2014. During the three months ended June 30, 2014, we paid $7.7 million to settle our portion of the litigation. As of June 30, 2014, we do not believe we will pay any additional amounts for the litigation, and as such, we have no remaining liability recorded for the litigation as of June 30, 2014.
Item 1A — Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In May and June 2014, certain employees were granted 751,500 and 600,000 Series C restricted units, respectively. See Note 8 — Share Based Compensation in our unaudited condensed consolidated financial statements included elsewhere herein and see Note 10 - Share Based Compensation in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: August 8, 2014	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director

Date: August 8, 2014	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1
Amendment No. 4 dated as of May 15, 2014 to Credit Agreement dated as of May 16, 2011 as amended March 7, 2013, September 20, 2013 and January 17 2014, among the Company, EGL Holdco, Inc., and Royal Bank of Canada, as administrative agent, and each lender from time to time party thereto. (1)

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

101
Interactive Data Files - The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

(1) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014.