Form 10-K
period 2014-09-30
Epicor Software Corp
filed 2014-12-17
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(512) 328-2300
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

No public trading market exists for the common stock, no par value, of Epicor Software Corporation. The aggregate market value of the common stock held by non-affiliates of the registrant was zero as of March 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter. All of the outstanding shares of common stock, no par value, of Epicor Software Corporation, are held by Eagle Holdco, Inc., the registrant's parent company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 17, 2014
Common Stock, no par value	100 shares

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

Explanatory Note

As used in this Annual Report on Form 10-K for the year ended September 30, 2014 (the “Form 10-K”), the terms “Company,” “our,” “us” or “we” refer to Epicor Software Corporation.

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and information.

On December 16, 2014, we filed a Form 8-K under Item 402 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Form 8-K under Item 4.02 and in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, the Company decided that it needed to correct an error related to its accounting for income taxes.

We have completed our assessment of the impact of the aforementioned correction in our accounting for income taxes. Based on that assessment, we have determined that we need to restate our annual and quarterly results for certain prior fiscal periods. In this Form 10-K, we therefore amend or restate the following types of financial information as of and for the periods (collectively, the "Restated Periods") noted in the table below.

Type of Financial Information	Date or Period
Consolidated Balance Sheets	September 30, 2013
Consolidated Statements of Comprehensive Loss, Stockholders’ Equity and Cash Flows	Fiscal Years Ended September 30, 2013 and 2012
Selected Financial Data	Fiscal Years Ended September 30, 2013 and 2012; Period from Inception to September 30, 2011
Unaudited quarterly financial information	Each quarter in the fiscal years ended September 30, 2013 and first, second and third quarters of 2014
Management’s discussion and analysis of financial condition and results of operations	Fiscal years ended September 30, 2013 and 2012
In addition, we have identified a material weakness with respect to our internal control over financial reporting for income taxes for the year ended September 30, 2014. Disclosures related to these matters are included in Part II, Item 9A, under "Controls and Procedures," which describes the material weakness and management's conclusion that the Company's internal control over financial reporting for income taxes was not effective as of September 30, 2014. Additionally, as the material weakness led to a restatement of financial information for the years ended September 30, 2013 and 2012, Part II, Item 9A includes management’s amended conclusion that our internal control over financial reporting for income taxes was not effective as of September 30, 2013 or September 30, 2012.
We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during fiscal 2015 will include the restated fiscal 2014 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended September 30, 2014 or (ii) our Annual Report on Form 10-K for the years ended September 30, 2013 and 2012 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
We have not modified or updated previously disclosed financial information for the years ended September 30, 2013 and 2012, except as required to reflect the effects of the restatement, in this Form 10-K.
The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Notes 2 and 18 of Notes to the Consolidated Financial Statements. The following items of this Form 10-K are impacted as a result of the restatement.

•	Part I, Item IA, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Annual Report on Form 10-K ("Report"), the terms "we", "our", "us", "Epicor" and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Report contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

•	the economy, IT and software spending and our markets and technology, including Software as a Service and cloud offerings;

•	our strategy and ability to compete in our markets;

•	our results of operations, including the financial performance of acquired companies, products, services and technologies on a combined and stand-alone basis;

•	our ability to generate additional revenues from our current customer base;

•	the impact of new accounting pronouncements, legal or regulatory requirements;

•	our acquisitions, including statements regarding financial performance, products, and strategies;

•	our credit agreement and senior note indenture, our ability to comply with the covenants therein, and the terms of any future credit or debt agreements;

•	the impact of our parent company's PIK Toggle Notes, and our related dividend payments to our parent company, on our liquidity;

•	the life of our assets, including amortization schedules;

•	our sources of liquidity, cash flow from operations and borrowings;

•	our financing sources and their sufficiency;

•	our expected capital expenditures;

•	our legal proceedings;

•	our forward or other hedging contracts and practices; and

•	our tax expense and tax rate.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors”, as well as elsewhere herein and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I

ITEM 1 - BUSINESS
Our Business
Epicor Software Corporation ("we", "our", "us", "Epicor", and the "Company") is a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. Our fully integrated solutions, which primarily include software, professional services and support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core functions, operations and resources of their businesses and ultimately to their customers and suppliers. By enabling companies to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, which may result in higher revenues, increased profitability and improved customer loyalty.
Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), manufacturing execution systems ("MES"), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers’ needs for increased supply chain visibility and transparency by offering omni-channel commerce and collaborative capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and partners. We believe this collaborative approach distinguishes us from most of the conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services are deeply embedded in our customers’ businesses and are a critical component to their success.
In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate industry data to provide our customers with advanced product information, multidimensional analysis, modeling and reporting.
We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, support and/or services offerings on a regular, ongoing basis in over 35,000 sites and locations.
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,500 employees worldwide as of September 30, 2014. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators providing a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to support increasingly global businesses and to more effectively deliver our systems and services to high-growth emerging markets.
Corporate Background
As a result of a series of mergers completed in May 2011, we became the parent company of Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., our Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and the former Epicor Software Corporation (“Legacy Epicor”). In December 2011, we changed our name to Epicor Software Corporation in connection with the merger of Legacy Epicor, AGI and Activant with and into us under Delaware law. Funds advised by Apax Partners L.P. and Apax Partners, LLP (together referred to as “Apax”) and certain of our employees indirectly own all of the outstanding shares of the Company.

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
A description of the businesses served by each of our reportable segments follows:

•
ERP segment - Our ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, medical devices, rubber and plastics, food and beverage, aerospace and defense, electronics and high tech, and automotive; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analytics and reporting necessary to support the complex requirements of serviced-based companies in the business services, consulting, financial services, not-for-profit and technology services sectors.

•
Retail Solutions segment - Our Retail Solutions segment supports both (1) distributed retail environments that require comprehensive omni-channel retail solutions including POS store operations, mobility, cross-channel order management, customer relationship management ("CRM"), loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) retailers seeking to leverage the cloud and on-demand computing with our subscription based Epicor Retail SaaS offering that includes a preconfigured, full suite retail solution, the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support. Retailers can also choose a hosted option that provides a licensed, customizable solution with complete delivery, management, and support of the infrastructure and applications in the cloud. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - Our Retail Distribution segment supports small to mid-sized, independent or affiliated retailers that require integrated POS and ERP offerings. Customers in this segment are primarily independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty retailers. Our Retail Distribution segment also supports customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America.

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
Most of our product offerings provide customers a range of deployment choices, from on-premise to on-demand or a combination thereof, providing a freedom of choice not generally available from most vendors who typically focus on a single deployment model by product. The ability to provide the same software solution on-premise, securely in the cloud, in a virtualized environment, or via a preconfigured appliance allows organizations increased flexibility and scalability. Customers can evolve and change their deployment model as their business needs evolve. Our customers may move between “on-demand” multi-tenant Software as a Service ("SaaS"), single-tenant (hosted), or traditional on-premise licensed software users.
Our software and cloud subscriptions services are comprised of proprietary catalogs, data warehouses, electronic data interchange, data management, connectivity and payment processing products. We provide comprehensive automotive parts catalogs, industry-specific analytics and database services related to point-of-sale transaction activity or parts information in other core verticals, as well as eCommerce connectivity offerings, and networking and security monitoring management solutions. These proprietary products and services generate recurring revenues through periodic (generally monthly) subscription fees and differentiate our products from those of our competitors.

Our innovative software solutions include:

Epicor ERP. A highly configurable, global ERP solution, Epicor ERP was first introduced in 2008. The most recent release, Epicor E10, which became generally available in April 2014, is designed to provide increased performance, scalability, interoperability and ease of use, while reducing the cost and complexity of deployment and upgrades by leveraging a 100% Microsoft technology stack. The Epicor ERP product line combines functionality, business and process capabilities from several of our heritage product lines with an innovative, next generation service oriented architecture (SOA). A key benefit of Epicor ERP beyond its industry and global capabilities is its high degree of user flexibility, scalability and ease of implementation. Epicor E10 is designed to help organizations work more effectively, both internally and externally by focusing on collaboration, responsiveness, simplicity and accessibility. The architecture and performance characteristics of Epicor E10 are specifically designed for infrastructure typically found in cloud-based computing platforms. Epicor ERP is available as a multi-tenant SaaS solution or a perpetual license, which uniquely positions Epicor as one of the only ERP providers that can deliver the same highly functional, end-to-end software solution on-premise, hosted, or on-demand in the cloud. Epicor ERP is focused on the manufacturing, distribution and business services industry sectors and includes applications for CRM, sales, service, financials, human resources and payroll, supply chain, production, planning and scheduling, project management, enterprise performance management, ecommerce, governance, risk and compliance (GRC), and global business management.

Epicor Prophet 21 (Prophet 21). Designed for small and midsize wholesale distributors across a variety of vertical markets, Prophet 21 leverages our deep experience serving distribution businesses. A comprehensive end-to-end business management solution, Prophet 21 is designed for ease of use and scalability and can support a wide range of distribution environments from small single site distributors to complex, global distributors with hundreds of warehouse locations. Prophet 21 offers multiple and dynamic forecasting and inventory replenishment methods to help lower carrying costs, minimize excess or obsolete inventory, improve cash flow, and increase customer service levels by enabling customers to get the right products out on time. Prophet 21 covers the full spectrum of requirements for wholesale distribution businesses including order management, inventory management, CRM, materials management, financial management, eCommerce, services, manufacturing and business analytics.

Epicor Eclipse (Eclipse). Designed for the electrical, HVAC (heating/ventilation and air conditioning), PVF (pipe, valve and fittings) and plumbing industries, Eclipse is a highly scalable business management solution for distributors ranging from 10 to more than 5,000 users. Leveraging our deep domain expertise and experience, Eclipse is specifically designed to work the way industrial and wholesale distributors work. Eclipse combines vertical functionality, an intuitive user interface, embedded search and task automation with best practices for distribution operations to help companies drive costs out of their supply chain, increase sales and margins, and improve customer service. Eclipse operates under Microsoft Windows, UNIX and LINUX operating environments and includes applications for sales, pricing, CRM, purchasing, inventory, warehouse logistics, accounting and financial management, business intelligence and analytics.

Epicor Eagle (Eagle). A comprehensive retail business management software solution, Eagle is designed for small to mid-market retailers across a spectrum of verticals including specialty hard goods, lumber and building materials, lawn and garden, pharmacy, drugstores, sporting goods, and the automotive aftermarket. The most recent release, Epicor Eagle N Series which became generally available in August 2014, is designed to provide increased interoperability, an enhanced user experience and embedded analytics by leveraging Microsoft .NET technology. Eagle N Series provides a real time, customer centric, multi-location, omni-channel approach to retail automation. Eagle provides independent, cooperative and regional retailers an effective, affordable solution that allows them to provide the same store and customer experience as large national chains. Designed to scale from single location businesses to regional or national chains, Eagle N Series delivers deep retail functionality including applications and modules for POS, store operations, mobility, customer and marketing management, merchandising, supply chain integration, order and operations management, payment processing and accounting and financial management.

Epicor Retail. Epicor Retail delivers advanced, end-to-end retail management solutions designed for fashion, apparel, and specialty retailers, as well as general merchandise retailers and department stores. Highly functional and designed for integration and scalability, the Epicor Retail solution supports multi-store, multi-channel and multi-national retailers allowing them to provide a consistent customer experience, precisely match supply with demand, and leverage actionable intelligence in all channels across the enterprise. Integrating software, hardware and support services, Epicor Retail solutions are delivered best-of-breed, packaged and via the cloud, enabling retailers to drive business transformation on their terms, improve profitability and accelerate growth. Epicor Retail applications and modules include store POS, mobility and operations, cross-channel order management, merchandising, planning and assortment planning, sourcing and product lifecycle management, CRM, eCommerce, audit and operations management, and business intelligence.

Epicor HCM. A comprehensive, configurable HCM solution, Epicor HCM enables companies to track, manage and analyze all facets of their human resource ("HR") data throughout the entire employee lifecycle from recruitment to retirement. Applications and modules of Epicor HCM include core HR, self-service, benefits and compensation management, talent and performance management, employee training and development, timesheets, position control and budgeting. Comprehensive reporting and embedded analytical tools provide a company's management team with a complete picture of their workforce, as well as the information and documentation necessary to respond to evolving government and regulatory compliance requirements. Epicor HCM is available on-demand through a SaaS, hosted, or on-premise model.

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

Epicor Manufacturing Packaging Solutions (AVP and BVP). Epicor packaging manufacturing solutions are comprehensive software solutions designed specifically for needs of retail, consumer and corrugated packaging manufacturers. Epicor BVP is designed to meet the complex planning, scheduling and production requirements of multi-plant and multi-national corrugated packaging manufacturers. Epicor AVP is designed to meet the end-to-end requirements of retail and consumer packaging manufacturers.

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

Epicor CMS (CMS). CMS, formerly IVP, is a comprehensive ERP software solution designed for the automotive industry. Built to support intensive supply chains, CMS assists automotive distributors and manufacturers eliminate shipping errors, tighten inventory accuracy, and strengthen enterprise-wide control and supplier management. CMS delivers numerous automotive industry features and capabilities including compliance for Honda's Star, Delta and GPCS systems in North America and supports AIAG-compliant labeling, MMOG/LE compliance, product lifecycle management (PLM), and advanced quality management.

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
Industry Overview
The enterprise application software industry is evolving rapidly as companies look to improve their internal systems and processes to more quickly respond to the challenges of an increasingly global economy. While traditional ERP products have focused predominately on “back-office” transactional activities, such as accounting, order management, production and inventory control, enterprise applications have now expanded to include managing interactions across a company's complete value chain − from customers and partners to suppliers and employees. Along with the increased requirement to manage global operations and data, today's systems must also automate a much broader and more complex range of administrative, regulatory, and operational business processes − often across multiple industries. The velocity and complexity of business practices, market dynamics and pace of technology innovation means companies need agile and flexible business software. The cloud, analytics, social collaboration and mobility are driving entirely new technology adoption models and enhancing access to both internal and external information. According to Gartner, “the 2014 global spending forecast for enterprise software is $321 billion in constant dollars, with growth of 6.9% over 2013. Enterprise software continues to be a beacon of growth among technology spending. Key software markets, such as CRM, supply chain management and database management systems, have been buoyed by initiatives underpinned by the Nexus of Forces and the digitalization of business, which are augmenting foundational spending on normal maintenance and replacements.”1
With our advanced applications, geographic reach and localized products, we believe our business is well positioned to take advantage of the expected growth in both the large developed markets of North America and Western Europe, as well as emerging markets including Asia Pacific, Central and Eastern Europe, Latin America, Africa, and the Middle East.

1 Source: Gartner, Inc., “Forecast: Enterprise Software Markets, Worldwide, 2011-2018, 3Q14 Update,” September 10, 2014 (Analysts: Matthew Cheung; Yanna Dharmasthira; Chad Eschinger; Bianca Francesca Granetto; Joanne M. Correia; Neil McMurchy; Federico De Silva; Tom Eid; Ruggero Contu; Colleen Graham; Fabrizio Biscotti; Chris Pang; David M. Coyle; Dan Sommer; Hai Hong Swinehart; Bhavish Sood; Jie Zhang; Jin-Sik Yim; Michael Warrilow; Vassil Mladjov; Laurie F. Wurster; Terilyn Palanca)

The Gartner Report(s) described herein (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Traditionally, software spending in small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises that make up our core market has outpaced spending in the larger ERP market segment. We believe that small and mid-sized businesses have dynamic information requirements, but limited resources. These markets are increasingly taking advantage of information technology to increase productivity and more effectively manage their operations. We have identified a number of common factors we believe drive this demand for technology solutions for our target customers:

•
Integrated Solutions with Vertical-Specific Functionality. Software applications from vendors such as Microsoft Corporation, Oracle Corporation, SAP AG, and NetSuite Inc., have a broad or horizontal approach, which we believe does not adequately address the needs of businesses that have high industry-specific functionality requirements. In addition, our typical customer generally does not have a large dedicated technology team to integrate and manage information technology solutions across multiple vendors and partners. As a result, our customers generally prefer a “single point of accountability” with one vendor providing and supporting a large portion of their information technology infrastructure, often on a turnkey basis.

•
The Internet of Things. The world is becoming an information system itself as uniquely identifiable sensors and transponders are embedded in an ever wider range of devices and objects that can then be linked, accessed and interconnected through the Internet. With the increased use of “smart devices” and increasingly ever-present access through low-cost wireless communications, the Internet of Things is expected to transform automation in nearly all fields and industries and enhance utilization and productivity by optimizing usage, providing real-time tracking and more accurate decision support.

•
Complex Supply Chains. Many of our customers operate in markets that may have multi-level supply chains consisting of manufacturers, distributors and buying groups on the supply side and service providers, commercial customers and consumers on the demand side. Businesses with complex supply chains require more sophisticated, tailored systems and services to operate effectively.

•
Inventory Management. Many of our customers operate in complex supply chain environments where they must manage, market and sell large quantities of diverse products. They can have complex, high cost, configured products, as well as low value, high velocity inventory. The ability to track and manage inventory more efficiently is critical to improving the operational and financial performance of these organizations.

•
Modern Technology. Many of the systems currently in use in the vertical markets that we serve are older, character-based or in house systems, with spreadsheets and custom built databases that provide limited extensibility, scalability or flexibility. Such legacy solutions can also be responsible for restricting the agility of an organization from rapidly adapting to new opportunities. As global competition increases, businesses will need to replace their older systems with more modern, comprehensive business management solutions in order to increase efficiencies and optimize their business performance. Modern enterprise applications generally can provide much broader and deeper integration capabilities, better usability, responsive design to support device-independent access, cloud and on-demand deployment, social and collaborative tools and embedded analytics.

•
Customer Experience. Many of our customers seek to differentiate themselves in their respective marketplaces by providing a high degree of customer service and value added services to improve customer loyalty. For example, in the distribution market, professional and trade customers expect on-time delivery of complex orders to their job sites, the ability to charge the orders to their account and the ability to receive a credit for any unused materials. In order to meet these high service requirements, businesses in the vertical markets we serve are increasingly adopting more advanced business management solutions. Our systems and services are specifically designed to facilitate this level of customer service.

•
Embedded Social and Collaborative Tools. Companies in a wide variety of industries see social and collaboration tools as having an increasingly important role in their future business. The ability to search, filter, tag, follow and share information − both internally and externally can be beneficial in improving customer and supplier communications and service. Leveraging social technologies with ERP allows employees and teams to better share ideas, as well as track, monitor, and follow up on projects through real-time activity streams that can organize and aggregate a wide variety of information and data. Embedding social tools and concepts within ERP can provide the ability for both formal and informal teams to more easily communicate and collaborate on projects, orders, customers, suppliers or almost any other business information within the enterprise.

•
Two-Tier ERP Systems. Larger, distributed enterprises are increasingly adopting what has been termed “two-tier ERP,” in which a parent entity retains their corporate system while their subsidiaries, business units and satellite offices standardize on a second ERP system that is typically mid-market focused, provides vertical specialization, increased flexibility and lower cost of ownership.

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

•
Software as a Service and Cloud Computing. Companies are increasingly evaluating applications delivered on a subscription basis or on-demand for their potential to lower upfront costs, reduce cost of ownership, stay current with the latest technology, and reduce overall information technology complexity. In an increasingly global marketplace, growing companies can leverage applications and solutions delivered over the web anywhere they do business without the requirement to invest in expensive infrastructure and servers. Migrating enterprise applications to the cloud can allow small and mid-sized companies to leverage their often constrained IT assets and resources more effectively including redeploying them to focus on projects of higher strategic value.

•
Mobile Devices. Companies are increasingly looking to access and transact information where and when it happens through smart phones, tablet computers and other wireless devices. Mobile solutions can securely and cost-effectively distribute and automate information from enterprise business systems both inside and outside of the company network, allowing companies to speed up sales cycles and improve service delivery by streamlining customer interactions.

•
Industry Specific Data and Supply Chain Connectivity. Many of our customers are increasingly reliant on industry specific data and analytics to understand and grow their businesses. They benefit from deep vertical domain expertise and industry-specific information. In addition, the small and mid-sized companies we serve need to connect and engage in commerce with an ever expanding network of customers and consumers, partners and suppliers globally.

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
We believe the key factors influencing customers' technology purchase decisions in the markets we serve include, among others: ability to provide a turnkey business management solution with vertical specific functionality, depth of vertical expertise, pricing, level of service offered, credibility and scale of the technology vendor, on-demand and cloud deployment options, and connectivity with chosen industry trading partners.
A number of our competitors vary in size, target markets and overall product scope. Our primary competition comes from independent software vendors in four distinct groups, including (i) large, multinational ERP vendors that increasingly target mid-sized businesses as their traditional market becomes saturated, including Oracle Corporation and SAP AG, (ii) mid-range ERP vendors, including Infor Global Solutions, IFS, and Microsoft Corporation (iii) established point solution providers that compete with only one portion of the Company's overall ERP suite, including Sage Software, Ltd. for financial accounting; Deltek, Inc. and UNIT4 Agresso N.V, for professional services automation; HighJump Software, Inc. (acquired by Accellos Software in 2014), and Manhattan Associates, Inc. for distribution and warehousing; QAD, Inc., for automotive manufacturing; JDA Software Group, Inc., SAP AG, Oracle Corporation (includes MICROS) and NCR Corporation, for specialty retail; and (iv) SaaS providers including NetSuite Inc., Plex Systems, Inc., and Workday, Inc.
In certain markets, we primarily compete against smaller software companies with solutions for a single vertical market or with proprietary systems developed by or for industry participants. In the hardlines and lumber vertical market, we compete primarily with smaller, niche-focused companies, many of which target specific geographic regions. Some of our competitors in this market include Spruce Computer Systems, Inc., e-commerce Industries, Inc., and Distribution Management Systems Inc. In the automotive parts aftermarket, we compete primarily with smaller software and content companies that operate regionally or in a specific niche of the market and with proprietary systems developed by or for industry participants.

Some of our competitors in this vertical market include Autologue Computer Systems, Inc., and WHI Solutions, Inc. (acquired by eBay in 2012).
In addition, as we sell our products to larger companies, we face increased competition from larger and well-established competitors such as Oracle Corporation and SAP AG. While these competitors offer broad application suites, we believe that our end-to-end product offerings, vertical industry focus, advanced architecture and level of product integration provide a significant competitive advantage.
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

•
Recognized Software Brand with Global Scale. Based upon our revenues, we are the sixth largest global ERP vendor and focus predominantly on the mid-market segment. We are a leading mid-market ERP software provider in many of the industry verticals we serve and have high market shares in those vertical markets as a result of our deep sector expertise, valuable technology and content and high quality of customer service. We have customers in more than 150 countries and offer products in more than 30 languages. We believe our strong brand and scale will provide us with momentum to increase our market share by further penetrating our target markets and expanding our service offerings.

•
Large Recurring Revenue Base. Software support, software and cloud subscriptions, hosting, network support and hardware maintenance revenues comprise approximately 58% of revenues for the year ended September 30, 2014. These revenues are generally recurring in nature since they are derived primarily from support services, software updates, SaaS offerings, proprietary catalogs, eCommerce and electronic data interchange, data warehouses, other data management products and services, hosting and hardware maintenance contracts. We believe that these products and services provide us with a more predictable and stable stream of revenues relative to our other revenue streams. All new software license customers subscribe to support services and most continue to subscribe as long as they use our products. Combining our software support and software and cloud subscriptions revenues and other revenue from existing customers, we derived over 80% of our revenue for the year ended September 30, 2014 from our existing customer base.

•
Large Diversified Customer Base across Multiple Mid-Market Verticals. We serve a large diversified base of over 20,000 customers worldwide across the manufacturing, distribution, retail and services industries and are considered a leader in many of our target vertical markets. We also provide industry-specific solutions to a range of subsectors within these vertical markets, including industrial machinery, instrumentation/controls, medical devices, printing, packaging, food and beverage, automotive and aerospace and defense in manufacturing; electrical, industrial, plumbing, heating/ventilation air conditioning, fluid power and fasteners in distribution; hardware stores, home centers, lumber dealers, the automotive aftermarket, lawn and garden, farm and agriculture, pharmacies, apparel and footwear, department stores and general merchandise in retail; financial and professional services providers; and hotels, resorts and entertainment venues in hospitality.

•
Strong Customer Retention. We believe our product and service offerings are integral to the operations of our customers' businesses and switching from our systems generally requires significant time and expense and may present an operating risk for our customers. In addition, our deep vertical focus and strong, ongoing customer relationships drive significant industry-specific functionality that would be difficult for competitors to readily replicate. Our service is critical to many customers as small and mid-sized companies typically lack a large, dedicated technology team to implement and support software and other information technology solutions across multiple vendors. Our focus on providing high-value services enhances the “mission critical” nature of our customer relationships. As a result, over the last three years, we have had retention rates in excess of 90% annually on our go-forward platforms.

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

•
Expand Our Position in Vertical and Geographic Markets. We believe that businesses in our target vertical markets are increasingly taking advantage of information technology to more effectively manage their operations. Our software enables customers to leverage a solution tailored to the unique needs of their market, as well as focused industry and vertical expertise, through our professional services organization and strategic relationships with key partners. Customers, particularly in the small and mid-sized markets, can benefit through solutions that are easier to implement, easier to use and require less customization than a horizontal solution. We intend to continue to enhance our software and service offerings to better serve, and increase the value we deliver to, customers in our target vertical markets worldwide.

•
Maintain Our Technology Leadership. We intend to leverage our large development organization, technical expertise and vertical experience to continue to provide innovative products and services to our customers. Our customer base includes long-term customers using our older, character-based systems, as well as those who have upgraded to our recently developed products running on Microsoft .NET and Microsoft Windows. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality, vertical domain capabilities and offering significant advantages in ease of use, business process management, eCommerce, collaboration, mobile and web access, business intelligence and analytics.

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

Sales and Marketing
We sell, market and distribute our products and services worldwide, primarily through a direct sales force and internal telesales, as well as through an indirect channel including a network of value added resellers ("VARs"), distributors, national account groups and referral partners who market our products on a predominately nonexclusive basis. Our marketing approach includes developing strategic relationships with many of the well-known and influential market participants in the vertical markets that we serve. In addition to obtaining endorsements, referrals and references, we have data licensing and supply chain service agreements with many of these businesses that we believe are influential. The goal of these programs is to enhance the productivity of the field and inside sales teams and to create leveraged selling opportunities, as well as offering increased benefits to our customers by providing access to common industry business processes and best practices.
Incentive pay is a significant portion of the total compensation package for our sales representatives and sales managers. Our field sales teams are generally organized by new account sales, which focuses on identifying and selling to new customers and teams focused on existing customers including those migrating from one of our legacy systems to one of our new solution offerings. We also have dedicated inside sales teams that focus on selling services, upgrades and new software applications to our installed base of customers.
In recognition of global opportunities for our software products, we have committed resources to a global sales and marketing effort. We have established offices worldwide to further such sales and marketing efforts. We sell our products in the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) through a mix of direct operations, VARs and certain third-party distributors. We translate and localize certain products directly or, on occasion, through outside contractors, for sale in Europe, the Middle East, Africa, Latin America and Asia Pacific.
Product Development
Our product development strategy combines innovative new software capabilities and technology architectures with our commitment to the long-term support of our products to meet the unique needs of our customers and vertical industries we serve. We seek to enhance our existing product lines, offer streamlined upgrade and migration options for our existing customers and develop compelling new products for our existing customer base and prospective new customers. Our customer base includes long-term customers using our older systems, as well as those who have upgraded to our recently developed products running on Microsoft .NET, Microsoft Windows, Linux, AIX and several UNIX platforms. We believe there is a significant opportunity to migrate customers using older systems to our current generation of systems running on more modern technology platforms and the option to deploy their ERP systems in the cloud. We have developed our current generation of products to provide an efficient migration path for customers operating older systems while preserving existing functionality and offering significant advantages in ease of use and new eCommerce capabilities. In the development of our software, we use industry standard tools such as Microsoft .Net and other toolsets from Microsoft Corporation, Java and Progress Software Corporation and a variety of open source technologies. We also leverage a set of key technology relationships with third-party vendors to offer or facilitate a complete turnkey business management solution to our customers. We have relationships with several third-party vendors, including (1) Dell Inc., International Business Machines Corporation and Intermec Inc. for hardware platforms and peripherals, (2) Microsoft Corporation for tools, operating systems and databases, (3) Progress Software Corporation for development tools, (4) Sterling Commerce, Inc. (owned by IBM) and GXS Worldwide, Inc. (formerly Inovis, Inc.) for electronic data interchange and (5) SonicWALL, Inc. for security solutions.
Our product development expense was $104.7 million, $102.6 million and $83.3 million for the years ended September 30, 2014, September 30, 2013 and September 30, 2012, respectively.

Intellectual Property
We regard our software as proprietary in that title to and ownership of the software generally resides exclusively with the Company, and we attempt to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of our proprietary software. Despite these precautions, there can be no assurance unauthorized third parties will not copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. To date, we have relied to a limited extent on patent protection for our software products. While our competitive position may be affected by our ability to protect our proprietary information, we believe that trademark and copyright protections are less significant to our success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support. There can be no assurance that the mechanisms used by us to protect our software and other intellectual property rights will be adequate or that our competitors will not independently develop products that are substantially equivalent or superior to our software products.
Our software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-exclusive license that generally restricts use of the software to the organization's internal business purposes. Additionally, the end user is generally not permitted to sublicense or transfer the products without paying a fee. When sold through VARs and distributors, Epicor typically licenses its software products pursuant to “shrink wrap” licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries outside the United States do not protect our proprietary rights to the same extent as do the laws of the United States. Certain components of our products are licensed from third parties; however, we do not believe our results of operations are materially dependent on any of these products.
Customers and Backlog
No single customer accounted for more than 10% of sales during the year ended September 30, 2014. Products are generally shipped as ordered and are typically received by our customers within a short period thereafter and, accordingly, we have historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, we believe that our backlog as of any particular date is not significant or meaningful.
Suppliers
We purchase materials, supplies, product components, and products as well as license third-party software from a large number of vendors, generally all of which are competitively priced and readily available, however, we do rely on single suppliers or a limited number of suppliers for some of the products included in our business management solutions. We do not believe that we are materially dependent on any single supplier.
Employees
We have approximately 4,500 employees worldwide as of September 30, 2014. None of our employees are represented by unions. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Item 1A — RISK FACTORS
RISK FACTORS
We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or anticipate. You should carefully consider the following risks, in addition to the other information contained in this report. The risks described below could materially adversely affect our business, financial condition or results of operations. The risks described below are not exhaustive; additional risks and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.
Risks Related to Our Business
Indebtedness

We have substantial indebtedness, which increases our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry or cause us to pay dividends to our parent company to fund interest payments.
As of September 30, 2014, the principal amount of our outstanding debt was of $818.8 million, before $5.8 million unamortized original issue discount ("OID"), under our 2011 Senior Secured Credit Agreement, as amended (the "2011 Credit Agreement") due 2018 and $465.0 million of Senior Notes due 2019 (the "Senior Notes"). Our debt service related to the 2011 Credit Agreement and Senior Notes for the year ended September 30, 2014 was $114.5 million, including $34.8 million of debt repayment related to the 2011 Credit Agreement and $79.7 million of cash paid for interest (including $3.5 million of interest settlement payments for our interest rate swap).
Our debt service requirements with respect to this amount of indebtedness may limit our operational flexibility, our access to additional capital and our ability to make capital expenditures and other investments in our business. It may also increase our vulnerability to general adverse economic and industry conditions, may limit our ability to pursue strategic alternatives including merger or acquisition transactions, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, to comply with financial and other restrictive covenants in our indebtedness or to pay dividends.
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
We may not be able to generate sufficient cash to service all of our indebtedness, including the 2011 Credit Agreement and Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on, or to refinance, our debt obligations, including the 2011 Credit Agreement and Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.
If we are required to restructure or refinance our indebtedness, or we believe that it is in our best interest to restructure or refinance our indebtedness, our ability to do so will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, or such refinancing may not be available on terms acceptable to us or at all. Further, the terms of existing or future debt instruments may restrict us from some of these alternatives.
In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of cash flows and financial resources from additional indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our 2011 Credit Agreement and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions on terms acceptable to us or the proceeds that we could realize from them may not be adequate to meet any debt service obligations then due. Any failure to meet our current or future debt service obligations could have a material adverse effect on our business.
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
A breach of any of these covenants could result in a default under the 2011 Credit Agreement and/or the indenture governing the Senior Notes. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. If a default under the 2011 Credit Agreement or the indenture governing the Senior Notes or any such debt agreement is not cured or waived, the default could result in the acceleration of indebtedness under our debt agreements that contain cross-acceleration or cross-default provisions, which could require us to repurchase or repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.
Our ability to comply with covenants contained in the 2011 Credit Agreement, the indenture governing the Senior Notes and any other debt agreements to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
General Business
Economic and market conditions can materially adversely impact our business, results of operations and financial condition as well as that of our customers.
Our global operations and financial performance vary significantly due to changes in worldwide economic conditions and the overall demand for enterprise software and services. Uncertain global economic conditions could adversely affect our business and financial performance if consumers and businesses postpone spending in response to tighter credit markets, increased unemployment, negative financial news and/or declines in income or asset values. Macroeconomic developments such as the recent recession and slow recovery in the U.S. and Europe as well as the European sovereign debt crisis, could affect our business, operating results and financial condition. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services. These and other economic factors could materially adversely affect demand for our products and services and our financial condition and operating results.
Our operating results are difficult to predict and are subject to substantial fluctuation.
Our revenue and income from operations have fluctuated significantly in the past. Our operating results may continue to fluctuate in the future as a result of many specific factors that include:

•	turmoil in the global economy, particularly economic weakness in the U.S., Europe and Asia;

•	demand for our products, including reduced demand related to changes in marketing focus for certain products, software market conditions or general economic conditions as they pertain to IT spending;

•	growth rates of, or sudden changes in, the market segments in which we compete;

•
fluctuations in the length of our sales cycles, which may vary depending on the complexity of our products as well as the complexity of our customers' or prospective customers' specific software and service needs;

•	productivity of our sales and consulting forces and the impact of any reorganizations of those forces;

•	the size and timing of orders for our software products and services, which, because many orders are completed in the final days of each reporting period, may be delayed to future reporting periods;

•	our ability to grow and convert our sales "pipeline";

•	the number, timing and significance of new software product announcements by us and our competitors;

•
customers’ unexpected postponement or termination of expected system upgrades or replacement due to a variety of factors including economic conditions, credit availability, changes in IT strategies or management changes;

•	changes in accounting standards, including software revenue recognition standards;

•	extraordinary expenses, such as litigation or other dispute-related settlement payments;

•	general political developments and governmental budgetary constraints;

•	currency fluctuations and devaluation; and

•	fluctuations in number of customers continuing to subscribe to maintenance and support services or content and connectivity offerings.
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
As a result of all of these factors and other factors discussed in these risk factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.
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

•	tariffs and other barriers, including import and export requirements and taxes on subsidiary operations;

•	fluctuating exchange rates, currency devaluation and currency controls;

•	restrictions on our ability to access cash in foreign jurisdictions;

•	difficulties in staffing and managing foreign sales and support operations;

•	longer accounts receivable collection cycles;

•	potentially adverse tax consequences, including repatriation of earnings;

•	development and support of localized and translated products;

•	lack of acceptance of localized products or the Company in foreign countries;

•	shortage of skilled personnel required for local operations; and

•	perceived health risks, natural disasters, hostilities, political instability or terrorist risks which impact a geographic region and business operations therein.
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
The failure of Epicor E10, Eagle N Series or our other primary products to compete successfully could materially impact our ability to grow our business. In addition, we may not be successful in our strategy to expand the marketing of our systems to new retail and ERP subvertical markets, which would negatively impact our financial performance.
Epicor E10, an ERP software product, became generally available in April 2014. Eagle N Series, a Retail Distribution product, became generally available in July 2014. If we are not able to successfully market and license Epicor E10, Eagle N Series or our other primary products in the future, it may have an adverse effect on our financial condition and results of operations. In addition, we operate in a highly competitive segment of the software industry and if our competitors develop more successful products or services, our revenue and profitability will most likely decline.
We have begun to market our products and services to new subvertical segments of the retail, distribution and ERP markets. There can be no assurance that our products will achieve widespread acceptance in these markets, that we will be able to successfully compete against incumbent suppliers, or that we will successfully develop industry association relationships which will help lead to penetration of these new subverticals. If we are unable to expand into new subvertical markets, our financial performance may be negatively impacted.

The market for our software products and services is highly competitive. If we are unable to compete effectively with existing or new competitors our business could be negatively impacted.
The business information systems industry in general and the enterprise applications market specifically, in which we compete are very competitive and subject to rapid technological change, evolving standards, frequent product enhancements, new offerings, regulatory mandates and changing customer requirements. Many of our current and potential competitors have (i) longer operating and product development histories, (ii) significantly greater financial, technical and marketing resources, (iii) greater name recognition, (iv) larger technical organizations, (v) larger international presence and/or (vi) a larger installed customer base than ours. In addition, as we continue to sell to larger companies outside the mid-market, we face more competition from large well-established competitors such as SAP AG (“SAP”) and Oracle Corporation (“Oracle”). Furthermore, if larger customers or prospects want to reduce their number of software vendors, they may elect to purchase competing products from SAP or Oracle as such larger vendors offer a wider range of products. A number of companies offer products that are similar to our products and target the same markets. Any of these competitors may be able to respond more quickly to new or emerging technologies and market trends (such as cloud computing, and social and mobile applications), and devote greater resources to the development, promotion and sale of their products than we can. Moreover, because there are relatively low barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Such competitors may develop products and services that compete with those offered by us or may acquire companies, businesses and product lines that compete with us. It also is possible that competitors may create alliances and rapidly acquire significant market share, including new and emerging markets. Further, our competitors may offer extended payment terms or price reductions for their products and services, either of which could materially and adversely affect our ability to compete successfully, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, market share, operating results, cash flows and financial condition.

We face intense competition in the marketplace which may necessitate changes to our pricing models to successfully compete.
Competition and general economic and market conditions may necessitate changes to our pricing model. If our competitors offer deep discounts or other favorable commercial terms, such as extended payment terms, contractual warranties, implementation terms or guarantees, on certain competing products or services, we may need to respond by lowering prices or offering additional favorable terms in order to compete successfully. Any such changes to our pricing could adversely affect our revenue, operating results and cash flows. Our software and hardware support services are generally priced as a percentage of our software license fees and hardware product fees, respectively. If our competitors offer lower pricing on their software and hardware support offerings, it would put additional pressure on us to discount our pricing for these services.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and continuing to subscribe to support services, managed services, hosting and software and cloud subscriptions. Our revenues and results of operations could be materially impacted if our existing customers do not continue, or reduce the level of, their support services, managed services, hosting and software and cloud subscriptions, or fail to purchase new user licenses or product enhancements or additional services from us at historical levels.
We generate a substantial majority of our revenue from our installed base of customers. For certain of our products, support and other service agreements with customers are renewed at the customer’s discretion, and for other products, customers may elect to terminate support services, typically upon 60 days' notice. There normally is no requirement that a customer renew support and other service agreements or that a customer pay new license or service fees to us following the initial purchase. Some customers have not renewed, or have terminated, or reduced the level of, support services and other service agreements following the last economic downturn. If our existing customers do not renew or continue support services or other service agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.
Revenues from our existing customer base may shrink due to a number of factors which may negatively impact our financial performance.
The markets we serve are highly fragmented. These markets have experienced consolidation in the past and are expected to continue to do so. For example, the hard goods and lumber vertical markets served by the Retail Distribution segment have experienced consolidation as retail hardware stores and lumber and building materials dealers try to compete with mass merchandisers such as The Home Depot, Inc., Lowe’s Home Centers, Inc. and Menard, Inc.
Our customers may be acquired by companies with their own proprietary business management systems or by companies that utilize a competitor’s system. We may lose these customers as a result of this consolidation.
We may also lose customers if customers exit the markets in which we operate or migrate to competitors’ products and services. For example, if original equipment manufacturers successfully increase sales into the automotive parts aftermarket, our customers in this vertical market may lose revenues, which could adversely affect their ability to purchase and maintain our solutions or stay in business. Additionally, economic downturns may cause customers to exit the market altogether and there may be insufficient new customers entering the market to replace the business of existing customers.
Our revenue may also contract if customers reduce the level of support subscriptions and other subscription-based service agreements. This may occur in response to a downturn in economic and market conditions, if customers determine that they can no longer afford our support and other services or if customers reduce their employee base and reduce the number of users for which they subscribe for support and other service agreements. Additionally we anticipate that support and other services agreement revenue from our legacy products, for which we have decreased development funding, will decline over time.
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
We may not retain or attract customers if we do not develop new products and enhance our existing products in response to technological changes and competing products.
We operate in an industry with rapid technological change, evolving standards and regulations and changing and increasingly sophisticated customer needs. If we are unable to develop new products and services or enhance and improve our existing products and services in a timely manner, customers may not purchase our software or subscribe to subscription-based service agreements or renew their support subscriptions and other subscription-based service agreements. Our business may be adversely affected if:

•	we do not continue to develop and release new or enhanced products and services within the anticipated time frames;

•	there is a delay in market acceptance of a new, enhanced or acquired product lines or services; or

•	there are changes in information technology trends that we do not adequately anticipate or address with our product development efforts.
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
Our software products are built and depend upon several underlying relational database management system platforms such as systems offered by Microsoft Corporation, Progress Software Corporation, Oracle Corporation, MySQL, and Rocket Software, Inc., which are regularly evolving. The market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in customer requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products. Additionally, because our products rely significantly upon popular existing user interfaces to third party business applications, we must forecast which user interfaces will be popular in the future. For example, we believe the Internet, mobile and the cloud have and will continue to transform the way businesses operate and the software requirements of customers, who are increasingly shifting towards Web-based, mobile and cloud applications and away from server-based applications. We are continuing to develop several of our primary product lines upon the Microsoft .NET technology. If we cannot continue to develop such .NET-compatible products in time to effectively bring them to market, or if .NET does not continue to be a widely accepted industry standard, or if customers adopt competitors’ products when they shift to Web-based, mobile and cloud applications, the ability of our products to interface with popular third party applications will be negatively impacted and our competitive position, operating results and revenues could be adversely affected.
As Software as a Service ("SaaS"), hosting, subscription-based and other new software technologies or models become more widespread, we may be driven to alter our business model resulting in adverse effects on our operating results.
Development of new technologies or models may cause us to change how we license or price our products, which may adversely impact our revenues and operating results. Developing licensing models include SaaS and subscription-based licensing, in which the licensee essentially rents software for a defined period of time, as opposed to the perpetual license model. We currently offer a hosted model as well as a SaaS model to customers of some of our retail and ERP products. Currently, we sell the majority of our software under perpetual licensing arrangements where we record revenue when the software is delivered. If our SaaS business continues to grow, more revenue will shift from perpetual licenses to subscriptions, which will cause a deferral of revenues and cash received from customers.
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

Our increasingly complex software products may contain errors, defects, security flaws or be implemented incorrectly which could result in the rejection of our products and damage to our reputation as well as cause lost revenue, delays in collecting accounts receivable, diverted development resources and increased service costs and warranty claims.
Although our products are tested prior to release, because our products are deployed in large and complex environments, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected errors or defects (commonly referred to as bugs) when first introduced or as new versions are released. Our customers might encounter difficulties with the implementation of our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. The services needed for implementing our products are also complex, and require knowledge and cooperation between both the customer and the implementation team. As a consequence, from time to time we have received customer complaints or have been sued. We may not be able to avoid or limit liability for disputes relating to product performance, product implementation or security flaws, which may result in loss of or delay in market acceptance, release or shipment of our products, or if the defect or error is discovered only after customers have received the products, these defects or errors could result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation. Ultimately, such errors or defects could lead to a decline in our revenues. In addition, if material technical problems with the current release of the various database and technology platforms, on which our products operate, including offerings by Progress Software Corporation, Rocket Software, Inc., Oracle Corporation and Microsoft Corporation (i.e., SQL Server and .NET), occur, such difficulties could also negatively impact sales of these products, which could in turn have a material adverse effect on our results of operations.
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

Any interruption could have a significant detrimental effect on our ability to continue to market and sell those of our products relying on these specific third party products, additionally any errors or defects in third-party software could result in errors or a failure of our software and services, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
We expect to continue to pursue strategic acquisitions, investments and relationships and we may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.
As part of our business strategy, we expect to pursue strategic acquisitions, investments and relationships, such as joint development agreements and technology licensing agreements, in order to expand our product offerings to include application software products and services that are complementary to our existing software applications, particularly in the areas of electronic commerce or commerce over the Internet, or to gain access to established customer bases into which we can sell our current products. For example, in fiscal 2012, we acquired the remaining equity interests of Internet AutoParts, Inc. ("Internet AutoParts") and certain assets of Cogita Business Services Ltd. ("Cogita"), and in fiscal 2013 we acquired the business of Solarsoft Business Systems ("Solarsoft").
In connection with acquisitions, investments and relationships, we commonly encounter the following risks:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	potential for unknown liabilities associated with the acquired businesses to materialize;

•	difficulty valuing the acquired business on a strategic and financial basis;

•	difficulty in effectively integrating any acquired technologies or software products into our current products and technologies;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	adverse impact on existing relationships with third party partners and suppliers of technologies and services;

•
failure to retain customers of the acquired company who might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including support and service agreements;

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
A failure to successfully integrate acquired businesses or technology for any of these reasons could disrupt our ongoing business, distract our management or otherwise have a material adverse effect on our results of operations.
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
We have taken restructuring actions in connection with acquisitions and the globalization of our workforce and we may take additional restructuring actions in the future that would result in additional charges which would have a negative impact on our results of operations in the period the action is taken.
As a result of our acquisitions, the globalization of our workforce, prevailing economic conditions and our decision to more properly align our cost structure with our projected revenues, our management approved restructuring plans eliminating certain employee positions and consolidating certain excess facilities. For the year ended September 30, 2014, we recorded restructuring charges of $3.9 million, primarily related to employee severance and excess facility costs.
Future acquisitions and subsequent integration activities, adverse global economic conditions and other management approved restructuring plans could have a material adverse impact on our results of operations.
Workforce restructurings, including reorganizations of our sales force, can be disruptive.
We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, these types of restructurings have resulted in increased restructuring costs and temporary reduced productivity while the workforce adjusted to their new roles and responsibilities. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.
We have a material amount of goodwill and other acquired intangible assets on our balance sheet and if our goodwill is impaired in the future, we may record charges to earnings, which could adversely impact our results of operations.
As a result of prior acquisitions, we recorded goodwill and intangible assets with carrying values of $1,288.0 million and $595.1 million, respectively, as of September 30, 2014. We account for goodwill and other intangibles in accordance with relevant authoritative accounting principles. Our goodwill is not amortized and we are required to test the goodwill for impairment at least yearly and test intangibles and goodwill any time there is indication impairment may have occurred. See Note 4 - Goodwill in our audited consolidated financial statements for a description of our impairment testing. If we determine that the carrying value of the goodwill or other intangible assets is in excess of its fair value, we will be required to write down a portion or all of the goodwill or other acquired intangible assets, which would adversely impact our results of operations.
We rely, in part, on third parties to sell and implement our products. Disruptions to these channels or failure of these channels to adequately market and implement our products would adversely affect our ability to generate revenues.
We distribute products through our direct sales force as well as through an indirect distribution channel, which includes value added resellers (“VARs”) and other third party distributors, consisting primarily of professional firms and we implement our products using our internal professional services team as well as third party implementers. If our relationships with these VARs, third party distributors and system implementers deteriorate or terminate, our results of operations could be materially and adversely affected if our distributors cease distributing or recommending our products or emphasize competing products and our third party system implementers stop installing our systems. Additionally, our distributors may generally terminate their agreements with us upon as little as 30 days' notice and almost all distributors may effectively terminate their agreements at any time by ceasing to promote or sell our products. Our results of operations could be adversely affected if our distributors are unable to effectively promote or sell our products or if several were to cease doing business or terminate their agreements and we are unable to replace them in a timely fashion. Further, there can be no assurance that having both a direct sales force and a third party distribution channel for our products will not lead to conflicts between those two sales forces that could adversely impact our ability to close sales transactions or could have a negative impact upon average selling prices, any of which may negatively impact our operating revenues and results of operations. Finally, many distributors operate on narrow operating margins and may be negatively impacted by weak economic conditions, including the loss of personnel to promote our products and services or inability to remain in business. Our financial condition and operating results could be materially adversely affected if the financial condition of these distributors weakens.
If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury, which could adversely affect our operating results. In addition, we may be subject to claims that we infringe upon the intellectual property of others.
We consider our proprietary software and the related intellectual property rights in such products to be among our most valuable assets. We rely on a combination of copyright, trademark and trade secret laws (domestically and internationally), employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of our intellectual property. However, we cannot provide assurance that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of our products or obtain and use information that we regard as proprietary. This risk is potentially heightened in such diverse international markets as Eastern Europe, Asia and the Middle East where intellectual property laws are often less rigorous than in the United States. From time to time, we have in the past taken legal action against third parties whom we believed were infringing upon our intellectual property rights. However, there is no assurance that the mechanisms that we use to protect our intellectual property will be adequate.
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
Open source software includes a broad range of software applications and operating environments produced by companies, development organizations and individual software developers and typically licensed for use, distribution and modification at a nominal cost or often, free of charge. To the extent that the open source software models expand and non-commercial companies and software developers create and contribute competitive enterprise software applications to the open source community, we may have to adjust our pricing, maintenance and distribution strategies and models, which could adversely affect our revenue and operating margins. Additionally, if one of our developers embedded open source components into one of our products without our knowledge or authorization, we may be required to release source code to third parties, under open source license terms. We currently take steps to train our developers and monitor the content of products in development; however, there is no assurance that this will always be effective.
Unplanned or unforeseeable business interruptions could adversely affect our business.
A number of particular types of business interruptions including natural disaster, terrorist attack or other natural or manmade catastrophe with respect to which we have no control could greatly interfere with our ability to conduct business. For example, some of our facilities that conduct critical business operations are located near major earthquake faults. We do not carry earthquake insurance and do not reserve for earthquake-related losses. In addition, our computer systems are susceptible to damage from fire, floods, earthquakes, power loss, interruptions in cooling systems, telecommunications failures, and similar events. We continue to consider and implement our options and develop contingency plans to avoid and/or minimize potential disruptions to our telecommunication services. However, any force majeure or act of God as described above could cause severe disruptions in our business.

Interruptions in our connectivity applications and our systems could disrupt the services that we provide and materially adversely affect our customers' business as well as our business and our results of operations.
Certain of our customers depend on the efficient and uninterrupted operation of our software connectivity applications, such as our SaaS solutions, AConneX and our eCommerce and hosting services. A number of our connectivity applications rely on our data center or third-party datacenter, hosting, cloud services and infrastructure providers. Any loss or interruption of these applications could result in system downtime, errors, security breaches or loss of data which could have a material adverse financial impact on our customers. In addition, our businesses are highly dependent on our ability to communicate with our customers in providing services and to process, on a daily basis, a large number of transactions. We rely heavily on our telecommunications and information technology infrastructure, as well as payroll, financial, accounting and other data processing systems. As we continue to place additional strain on this infrastructure through increasing the number of products that we host, these applications and systems are increasingly vulnerable to damage or interruption from a variety of sources, including natural disasters, telecommunications failures, hackers or other breaches of security and electricity brownouts or blackouts. If any of these systems fail to operate properly or become disabled, we could suffer financial loss, a disruption of our business, or damage to our reputation. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our connectivity applications or in these services or the harm to our reputation due to these failures. We have certain recovery plans in place to protect our business against natural disasters, security breaches, power or communications failures or similar events. At the same time, we have concluded it is not cost effective at this time to maintain full secondary “off-site” systems to replicate our connectivity applications, and we do not maintain a catastrophic disaster recovery capability with respect to these applications. In the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing loss of customer data, service interruptions, disruptions to our operations or ability to communicate with our customers, or damage to our important locations. A loss or damage to our data center, telecommunications or information technology infrastructure, or our connectivity applications, could result in damage to our reputation and lost revenues due to service interruptions and adverse customer reactions.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters, as well as changing industry standards in many areas. Many of these laws, regulations and standards are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, loss of current or prospective customers, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, intellectual property, data retention and deletion, personal information, financial security, taxation and online payment services.  Further, we must comply with industry guidelines in many areas, including increasingly stringent standards regarding credit card processing. The introduction of or expansion of new products or services in certain jurisdictions may subject us to additional laws, regulations and guidelines. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Similarly, there are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as privacy or online payment services. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that, if enacted, could increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
Certain of our services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. These risks will increase as we continue to grow our cloud-based offerings and services and process increasingly large amounts of our customers’ information and data and host or manage parts of our customers’ businesses in cloud-based IT environments.  Additionally, we may assume these risks as we integrate acquisitions.
If we experience shortages or delays in the receipt of third party software or hardware necessary to develop our business management solutions and systems, we may suffer product delays, which could have a material adverse effect on our business and financial results.
We rely on a single supplier or a limited number of suppliers for some of the products and software licenses included in our business management solutions. If there is a shortage of, or delay in supplying us with the necessary third party software or hardware, we would likely experience shipment delays and increased costs of developing our business management solutions and systems. This could result in a loss of revenues or deferral of revenue from one period to another, thus reducing our revenues and operating margins.
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
We have identified a material weakness in accounting for income taxes in our internal controls over financial reporting.  Failure to implement and maintain effective internal controls over financial reporting has resulted in, and could in the future result in, material misstatements in our financial statements which could require us to restate financial statements.
Management, through documentation, testing and assessment of our internal controls over financial reporting has concluded that our internal controls over financial reporting were not effective as of September 30, 2013 and 2014 due to a material weakness in accounting for income taxes; see Item 9A - Controls and Procedures.
While new and enhanced controls have been implemented to remedy our material weakness for income taxes as described further in Item 9A - Controls and Procedures, we can provide no assurance that we will be able to effectively remediate this material weakness in a timely manner, or in the course of remediating this weakness we may find additional historical errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions with respect to uncertain tax positions or otherwise change our existing opinion of these matters. Any failure to maintain or implement required new or improved controls over the accounting for income taxes, or any difficulties we encounter in their implementation, could delay the remediation of the above mentioned material weakness, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations require us to expend significant resources to correct the material weakness, expose us to regulatory or legal proceedings, subject us to fines, penalties or judgments or cause investors and creditors to lose confidence in our reported financial information.

We may have exposure to additional tax liabilities.
As a multinational company, we are subject to both income, withholding and non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and various foreign jurisdictions.  Significant judgment is required in determining our worldwide income tax provision and other tax accruals.  In operating our global business, we enter into transactions across jurisdictions and taxing authorities may have different views as to pricing and characterization of those transactions.  In addition, our worldwide tax provision may be impacted by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.  We are regularly under audit by tax authorities with respect to income and non-income taxes and may have exposure to additional tax liabilities.  Although we believe that our tax estimates are reasonable, there is no assurance that the determination of tax audits or tax disputes will not be materially different from what is reflected in our historical income tax provisions and accruals.
Fluctuations in foreign currency exchange rates may negatively impact our financial results.
Our results of operations or financial condition may be negatively impacted by fluctuations in foreign currency exchange rates and devaluations of foreign currencies. We operate throughout the world through international sales subsidiaries, networks of exclusive and non-exclusive third party distributors, and non-exclusive VARs. As a result, certain sales and related expenses are denominated in currencies other than the United States Dollar. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona, Hungarian Forint, Russian Rouble and Venezuelan Bolivar. Our results of operations may fluctuate due to exchange rate fluctuation between the United States Dollar and other currencies because our financial results are reported on a consolidated basis in United States Dollars. We have historically implemented a foreign exchange hedging program using derivative financial instruments (e.g. forward contracts and options contracts) and operational strategies (e.g. natural hedges, netting, leading and lagging of accounts payables and account receivables) to hedge certain foreign exposures. However, we can provide no assurance that any of these strategies will be effective or continued or can we rely on our hedging program to eliminate all foreign currency exchange rate or devaluation risk.
Elimination of or substantial reduction in the Investissement Quebec Credit Program may negatively impact our financial results.
The province of Quebec, Canada has established a program to attract and retain investment in the information technology sector in Quebec. A corporation with employees performing eligible activities can apply for and receive a refund of up to 24% of eligible salaries (Salary Rebate), up to a maximum of $20,000 (CAD) per eligible employee. The program is administered by Investissement Quebec (“IQ”). IQ reviews applications and issues annual eligibility certificate to qualifying companies. IQ also issues annual eligibility certificates confirming named qualifying employees. The payment of the Salary Rebate is made by the Minister of Revenue of Quebec and is subject to audit at a later date. The Salary Rebate is taxable in the year of receipt. The classification of the rebate to these financial statement line items is consistent with the classification of the qualifying salaries that were eligible for the credit. The program was recently extended through 2025 and we plan to continue to apply for the credits for each eligible year. However, there is no guarantee that the program will continue or that we will continue to be able to participate. If the Quebec Government were to materially alter or eliminate the program or were subsequent audits by the Minister of Revenue found to materially reduce or eliminate the rebate for any specific year or periods, our financial results at quarter or fiscal year end could be materially and negatively impacted.
The interests of our controlling stockholders (the "sponsors”) may differ from the interests of our other stakeholders.
The interests of the sponsors may differ from our other stakeholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our sponsors, as equity holder of the Company, might conflict with the interests of the holders of the Senior Notes. The sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our Senior Notes, including the incurrence of additional indebtedness. Additionally, the indenture governing the Senior Notes permits us to pay fees, dividends or make other restricted payments under certain circumstances, and the sponsors may have an interest in our doing so.
The sponsors and their affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The interests of the sponsors and their affiliates may differ from the interests of the Senior Note holders.
A failure to remain current in our filings with the Securities and Exchange Commission ("SEC") may have material adverse impacts on our business and liquidity.

If we are not able to remain current in our filings with the SEC, we may face several adverse consequences and restrictions.  While the Company is a voluntary filer and is not required by the rules and regulations of the SEC to continue filing current and periodic reports, in accordance with the terms of the indenture governing its Senior Notes, the Company files an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K in a manner that complies in all material respects with the requirements specified in such forms, and is required to do so in a timely manner. Failure to remain current in our filings will constitute a breach of our covenants under the indenture governing our Senior Notes and such breach could result in an event of default that would accelerate our payment obligations under the Senior Notes.   In addition, we will not be able to use a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering a public offering of securities during the period that we are not current in our filings and we may be limited in our ability to raise funds in a private placement of our securities under Regulation D. These restrictions may impair our ability to raise funds in the public markets or private markets, should we desire to do so, and to attract and retain employees.
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
We are, and expect to be in the future subject to, litigation and legal proceedings which may adversely affect our business, financial condition and results of operations.
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations and require significant management time and attention.   We are currently subject to, or may be subject to in the future, legal proceedings by various stakeholders including employees, customers, patent owners, suppliers, distributors, stockholders, former stockholders or others through private actions, class actions, administrative proceedings or other litigation. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Litigation and regulatory proceedings can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain products, all of which could negatively impact our business and financial results. There may also be adverse publicity associated with legal proceedings, regardless of whether the allegations are valid or whether we are ultimately found liable or otherwise experience a negative outcome. As a result, litigation may adversely affect our business, financial condition and results of operations.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Additionally, we own buildings in Montreal, Canada and Columbus, Ohio. We are in contract to sell our Montreal, Canada building and we plan to lease space in the same area. Our corporate headquarters and executive offices are located in Austin, Texas where we currently lease approximately 100,000 square feet of space. We conduct our principal operations in Austin, Texas as well as several other locations across the Americas, including Dublin, California, where we lease approximately 75,000 square feet of space, Bensalem, Pennsylvania, where we lease approximately 43,000 square feet of space and Minneapolis, Minnesota, where we lease approximately 62,000 square feet of space. We also lease an additional 239,000 square feet of space for various functions in other locations across the U.S. In addition, internationally we lease approximately 406,000 square feet of space for operations and for sales offices in Latin America, Canada, EMEA, and Asia Pacific. Expiration dates of leases on all of our facilities range from 2015 to 2024. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11 - Restructuring Costs in our audited consolidated financial statements for additional information.

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

Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in a mediation on October 21, 2013. Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court. On May 23, 2014, the Court preliminarily approved the proposed settlement and ordered the creation of a settlement fund of $18 million from the various defendants and their insurers. On October 24, 2014, the hearing on final approval of the settlement was held and the court approved the settlement and issued a final order and judgment.  A final hearing was set for April 24, 2015, at which hearing the plaintiffs shall report to the Court on the payment of claims to the Epicor shareholders. During the year ended September 30, 2014, we paid $7.7 million to settle our portion of the litigation. As of September 30, 2014, we do not believe we will pay any additional amounts for the litigation, and as such, we have no remaining liability recorded for the litigation as of September 30, 2014.

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

In November 2011, the Board of Directors of Eagle Topco LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation to our employees and certain directors. See Note 10 - Share Based Compensation in our audited consolidated financial statements for further information. The following table summarizes restricted units granted by Eagle Topco to our employees and directors during the quarter ended September 30, 2014.

Month	Restricted Units Granted
August 2014	173,000

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

In December 2011, Eagle Topco issued 707,010 Series B units to certain employees and directors as compensation, for an initial contribution of $2.8571 per unit. In December 2013 and January 2014, we repurchased 409,506 Series B Units in Eagle Topco for a total of $1.4 million.

In December 2013 and June 2014, we made voluntary dividend payments of $18.5 million and $18.0 million, respectively, to our indirect parent company, EGL Midco, to fund interest payments on the $400 million of Midco Notes which mature in June 2018. We intend to continue making voluntary dividend payments to EGL Midco to fund future interest payments on the Midco Notes. If EGL Midco pays all interest in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year from fiscal 2015 through fiscal 2018.

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the periods presented. The summary historical consolidated financial information as of September 30, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012 are derived from, and should be read in conjunction with, our audited consolidated financial statements included elsewhere in this Report. As discussed further in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, we have restated our consolidated financial statements to correct certain errors in our prior period financial statements related to accounting for income taxes.

The summary historical consolidated financial information as of September 30, 2012 and 2011 and for the period from Inception to September 30, 2011 have been derived from and should be read in conjunction with, our audited consolidated financial statements included in our Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 12, 2012. The consolidated statements of stockholder's equity were revised to reflect a 2011 income tax benefit adjustment resulting in an increase to retained earnings and total stockholder’s equity of $0.8 million.  Revisions to increase goodwill associated with tax adjustments from the 2011 merger of approximately $8.0 million are reflected in the beginning balance as of October 1, 2012.

The summary historical consolidated financial information as of September 30, 2010, for the period from October 1, 2010 to May 15, 2011, and for the fiscal year ended September 30, 2010, have been derived from the Predecessor’s audited consolidated financial statements not included in this Report. Please also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our audited consolidated financial statements included elsewhere in this Report.

	Predecessor			Year Ended September 30,
(in thousands)	As of and for the year ended September 30, 2010	October 1, 2010 to May 15, 2011	Inception to September 30, 2011	2012	2013	2014
			(Restated)	(Restated)	(Restated)
Total revenues	$369,222	$227,330	$304,755	$855,457	$961,731	$994,956
Operating expenses:
Cost of revenues	145,129	87,788	133,512	356,404	394,496	391,184
Sales and marketing	56,390	36,200	53,657	147,446	165,240	170,667
Product development	30,917	19,659	31,417	83,304	102,573	104,696
General and administrative	28,116	21,519	27,611	75,702	76,580	70,469
Depreciation and amortization	39,611	25,322	50,716	138,985	160,865	183,131
Acquisition-related costs	2,862	16,846	42,581	8,845	8,561	8,780
Restructuring costs	2,981	27	11,049	4,776	4,890	3,896
Total operating expenses	306,006	207,361	350,543	815,462	913,205	932,823
Operating income (loss)	63,216	19,969	(45,788)	39,995	48,526	62,133
Interest expense	(30,427)	(33,069)	(36,643)	(90,483)	(92,669)	(87,108)
Other income (expense), net	(101)	223	(257)	(133)	(992)	(911)
Income (loss) from continuing operations before income taxes	32,688	(12,877)	(82,688)	(50,621)	(45,135)	(25,886)
Income tax expense (benefit)	13,948	(4,488)	(27,543)	(8,735)	(13,177)	(5,037)
Income (loss) from continuing operations	18,740	(8,389)	(55,145)	(41,886)	(31,958)	(20,849)
Loss from discontinued operations, net of income taxes	(357)	—	—	—	—	—
Gain from sale of discontinued operations, net of income taxes	6,178	—	—	—	—	—
Net income (loss)	$24,561	$(8,389)	$(55,145)	$(41,886)	$(31,958)	$(20,849)
Other Financial Data:
Ratio of Earnings to Fixed Charges (1)	2.04x	N/A	N/A	N/A	N/A	N/A

	Predecessor
	As of September 30,	As of September 30,
(in thousands)	2010	2011	2012	2013	2014
		(Restated)	(Restated)	(Restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$74,290	$44,796	$130,676	$82,902	$130,359
Total assets	851,906	2,468,652	2,426,327	2,429,012	2,284,596
Total debt, including current maturities	499,395	1,324,259	1,316,578	1,312,383	1,277,927
Stockholder's equity	196,862	588,539	550,787	518,247	457,889
Cash dividends declared and paid	—	—	—	—	36,500
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the audited consolidated financial statements and related notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” in Part I, section IA. Unless the context requires otherwise, references to “we,” “our,” “us”, "Epicor" and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries. Unless the context requires otherwise, references to "Solarsoft" refer to the business of Solarsoft Business Systems, which we acquired in October 2012 and whose results are included in our results subsequent to the date we acquired it.
Overview
Epicor is a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. Our fully integrated solutions, which primarily include software, professional services and support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core functions, operations and resources of their businesses and ultimately to their customers and suppliers. By enabling companies to automate and integrate information and critical business processes throughout their enterprise, as well as across their supply chain and distribution networks, our customers can increase their efficiency and productivity, which may result in higher revenues, increased profitability and improved customer loyalty.
Our fully integrated systems and services include one or more of the following software applications: inventory and production management, supply chain management (“SCM”), manufacturing execution systems ("MES"), order management, point-of-sale (“POS”) and retail management, accounting and financial management, customer relationship management (“CRM”), human capital management (“HCM”) and service management, among others. Our solutions also respond to our customers’ need for increased supply chain visibility and transparency by offering omni-channel commerce and collaborative capabilities that allow enterprises to extend their business and more fully integrate their operations with those of their customers, suppliers and partners. We believe this collaborative approach distinguishes us from most of the conventional enterprise resource planning (“ERP”) vendors, whose primary focus is predominately on internal processes and efficiencies within a single plant, facility or business. For this reason, we believe our products and services are deeply embedded in our customers’ businesses and are a critical component to their success.
In addition to processing the transactional business information for the vertical markets we serve, our data warehousing, business intelligence and industry catalog and content products aggregate industry data to provide our customers with advanced product information, multidimensional analysis, modeling and reporting.
We have developed strategic relationships with many of the well-known and influential market participants across all segments in which we operate, and have built a large and highly diversified base of more than 20,000 customers who use our systems, support and/or services offerings on a regular, ongoing basis in over 35,000 sites and locations.
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,500 employees worldwide as of September 30, 2014. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators providing a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to support increasingly global businesses and to more effectively deliver our systems and services to high-growth emerging markets.
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
Beginning in fiscal 2014, the Company elected to change the presentation of the revenues and cost of revenues sections of our consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.
Corporate Background
As a result of a series of mergers completed in May 2011, we became the parent company of Activant Group Inc. (“AGI”), the parent company of Activant Solutions Inc., our Predecessor for reporting purposes, (the “Predecessor” or “Activant”), and the former Epicor Software Corporation (“Legacy Epicor”). In December 2011, we changed our name to Epicor Software Corporation in connection with the merger of Legacy Epicor, AGI and Activant with and into us under Delaware law. Funds advised by Apax Partners L.P. and Apax Partners, LLP (together referred to as “Apax”) and certain of our employees indirectly own all of the outstanding shares of the Company.
General Business Trends
Demand for our product offerings has generally been correlated with macroeconomic and business conditions.  During our fiscal 2014, the economy showed signs of continued improvement. While the outlook for growth remains positive, concern remains regarding the overall strength of the recovery. We continue to evaluate the economic situation, the business environment and our outlook for changes. We believe that our customers and prospective customers will invest in IT products and services that deliver value, reduce their operating costs and achieve strong return on investment and we believe that our product and service offerings position us to remain competitive.
In fiscal 2014, our revenues grew approximately 3.5% as compared to the prior year. The increase in revenues was due to strong growth in software license, Software as a Service ("SaaS"), payment exchange, software support and hosting and managed services revenues. These increases offset decreases in professional services revenues while our hardware and other revenues were relatively flat. Cost of revenues in total and as a percentage of revenues were lower year over year primarily as a result of a mix shift to higher software and software related services revenues and hosting and managed services revenues as well as lower hardware equipment costs due to a favorable mix of hardware products sold in the current fiscal year. Other operating expenses increased primarily due to an increase in depreciation and amortization expense. As a result of the increase in revenues and corresponding increase in gross margins, partially offset by higher other operating expenses, our operating income in fiscal 2014 increased $14.0 million compared to the prior year. Our operating income margin increased to 6.2% in fiscal 2014 compared to 5.0% in the prior year.
Our ERP segment delivered solid growth in revenues and contribution margin in fiscal 2014, primarily driven by growth in revenues from software licenses, SaaS, software support and professional services in our America’s (North, Central and South America) region and software support revenues in our EMEA (Europe, Middle East and Africa) region and software license revenues in our APAC (Asia Pacific) region, partially offset by lower professional services revenues in our APAC and EMEA regions due to lower professional services backlog. Our Retail Distribution segment also contributed solid revenue and contribution margin growth in fiscal 2014, driven by increased software license, payment exchange and hardware equipment revenues which have been favorably impacted by improvements in consumer confidence, the residential housing market recovery and a beneficial hardware refresh cycle as several customers have updated their hardware platforms. Our Retail Solutions segment performance continues to be affected by lower software license sales to existing customers, longer sales cycles, as well as by the number and timing of large strategic deals. Lower software license revenues in Retail Solutions in fiscal 2014 have contributed to lower professional services revenues, which have resulted in lower contribution margin in the current fiscal year. Additionally, Retail Solutions hardware and other revenues have been lower in the current fiscal year due to a lower number of strategic roll outs as a result of lower software license revenues.
Over the last year we have enhanced our capabilities and marketplace experience with additions to our management team. In October 2013, Joseph L. Cowan became our President and Chief Executive Officer. Additionally, Janie West was appointed as Chief Product Officer and Mark Mincin was appointed Chief Information Officer during fiscal 2014.
Components of Operations

The key components of our results of operations are as follows:
Revenues
Our revenues are primarily derived from sales of our software and software related services, professional services and hardware and other to customers that are categorized into one of our three segments - ERP, Retail Solutions and Retail Distribution.

•
ERP segment - Our ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, medical devices, rubber and plastics, food and beverage, aerospace and defense, electronics and high tech, and automotive; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analytics and reporting necessary to support the complex requirements of serviced-based companies in the business services, consulting, financial services, not-for-profit and technology services sectors.

•
Retail Solutions segment - Our Retail Solutions segment supports both (1) distributed retail environments that require comprehensive omni-channel retail solutions including POS store operations, mobility, cross-channel order management, customer relationship management ("CRM"), loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) retailers seeking to leverage the cloud and on-demand computing with our subscription based Epicor Retail SaaS offering that includes a preconfigured, full suite retail solution, the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support. Retailers can also choose a hosted option that provides a licensed, customizable solution with complete delivery, management, and support of the infrastructure and applications in the cloud. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - Our Retail Distribution segment supports small to mid-sized, independent or affiliated retailers that require integrated POS and ERP offerings. Customers in this segment are primarily independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty retailers. Our Retail Distribution segment also supports customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America.

Within each segment, we generate revenues from software and software related services, professional services, and hardware and other products as described below.

Software and Software Related Services:

•	Software license revenues - Revenues from the granting of perpetual licenses to customers to use our software and application offerings.

•
Software and cloud subscriptions revenues – Recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a Software as a Service (“SaaS”) model.

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

•
Cost of software and software related services revenues - Cost of software and software related services revenues consists primarily of direct costs of software duplication and delivery, third-party royalty fees, channel partner referral fees, third party maintenance costs, salary related costs and other costs associated with product updates and providing support services, as well as material and production costs associated with our automotive catalog and other software and cloud subscription and allocated overhead expenses.

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
Non-Operating Expenses
Our non-operating expenses consist of the following:

•
Interest expense - Interest expense represents interest on our outstanding debt, amortization of our original issue discount and deferred financing fees related to our outstanding debt and interest recorded for our interest rate swap.

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

Results of Operations

Year Ended September 30, 2014 Compared to the year ended September 30, 2013

Total revenues
Our total revenues were $995.0 million and $961.7 million for the year ended September 30, 2014 and 2013, respectively. Total revenues increased by $33.3 million, or 3%, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. The increase was primarily due to growth in software license, SaaS, payment exchange and software support revenues as well as a $5.7 million decrease in deferred revenue purchase accounting adjustments as described in more detail below.
The following table sets forth our segment revenues by software and software related services, professional services and hardware and other for the periods indicated and the variance thereof:

	Year Ended September 30,
(in thousands, except percentages)	2014	2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$115,531	$105,971	$9,560	9%
Software and cloud subscriptions	21,581	18,481	3,100	17%
Software support	312,516	296,788	15,728	5%
Total software and software related services	449,628	421,240	28,388	7%
Professional services	159,959	158,118	1,841	1%
Hardware and other	17,339	19,111	(1,772)	(9)%
Total ERP revenues	626,926	598,469	28,457	5%

Retail Solutions revenues:
Software and software related services:
Software license	13,351	14,907	(1,556)	(10)%
Software and cloud subscriptions	8,945	7,829	1,116	14%
Software support	42,065	41,067	998	2%
Total software and software related services	64,361	63,803	558	1%
Professional services	45,073	49,603	(4,530)	(9)%
Hardware and other	24,396	28,751	(4,355)	(15)%
Total Retail Solutions revenues	133,830	142,157	(8,327)	(6)%

Retail Distribution revenues:
Software and software related services:
Software license	24,009	20,644	3,365	16%
Software and cloud subscriptions	57,065	55,242	1,823	3%
Software support	77,668	76,995	673	1%
Total software and software related services	158,742	152,881	5,861	4%
Professional services	28,358	26,883	1,475	5%
Hardware and other	47,100	41,341	5,759	14%
Total Retail Distribution revenues	234,200	221,105	13,095	6%

Total revenues:
Software and software related services:
Software license	152,891	141,522	11,369	8%
Software and cloud subscriptions	87,591	81,552	6,039	7%
Software support	432,249	414,850	17,399	4%
Total software and software related services	672,731	637,924	34,807	5%
Professional services	233,390	234,604	(1,214)	(1)%
Hardware and other	88,835	89,203	(368)	—%
Total revenues	$994,956	$961,731	$33,225	3%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues during the year ended September 30, 2014. This compares to the year ended September 30, 2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues.

As a result of purchase accounting, deferred revenue of acquired companies is reduced to reflect the cost of the related work to be performed plus a reasonable profit margin. These adjustments decrease over time as acquired contracts are completed. The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Year Ended September 30,			Year Ended September 30,
(in thousands)	2014			2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$449,713	$(85)	$449,628	$424,505	$(3,265)	$421,240
Professional services	159,962	(3)	159,959	158,234	(116)	158,118
Hardware and other	17,339	—	17,339	19,111	—	19,111
Total ERP revenues	627,014	(88)	626,926	601,850	(3,381)	598,469

Retail Solutions revenues:
Software and software related services	64,361	—	64,361	63,816	(13)	63,803
Professional services	45,343	(270)	45,073	50,079	(476)	49,603
Hardware and other	24,396	—	24,396	28,751	—	28,751
Total Retail Solutions revenues	134,100	(270)	133,830	142,646	(489)	142,157

Retail Distribution revenues:
Software and software related services	158,804	(62)	158,742	154,786	(1,905)	152,881
Professional services	28,358	—	28,358	27,024	(141)	26,883
Hardware and other	47,315	(215)	47,100	41,755	(414)	41,341
Total Retail Distribution revenues	234,477	(277)	234,200	223,565	(2,460)	221,105

Total revenues:
Software and software related services	672,878	(147)	672,731	643,107	(5,183)	637,924
Professional services	233,663	(273)	233,390	235,337	(733)	234,604
Hardware and other	89,050	(215)	88,835	89,617	(414)	89,203
Total revenues	$995,591	$(635)	$994,956	$968,061	$(6,330)	$961,731

The following discussion is based upon our GAAP results of operations.

•	ERP revenues - ERP revenues increased by $28.5 million, or 5%, for the year ended September 30, 2014 compared to the year ended September 30, 2013.

◦
ERP software and software related services revenues increased by $28.4 million, or 7%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The increase was primarily as a result of a $15.7 million increase in software support revenues (which consisted of $12.5 million attributable to the addition of new customer software support contracts and support price increases partially offset by attrition, as well as a $3.2 million decrease in deferred revenue purchase accounting adjustments) as well as a $9.6 million increase in software license revenues led by our Americas region which grew year over year software license revenues as a result of revenues from large strategic sales transactions. Additionally, software and cloud subscriptions revenues increased by $3.1 million primarily due to growth in SaaS revenues.

◦
ERP professional services revenues increased by $1.8 million, or 1%, for the year ended September 30, 2014 compared to the year ended September 30, 2013 driven by an increase in our Americas region due to growth software license revenues in the preceding years, which positively affects follow-on professional services implementation revenues, partially offset by decreases in our APAC and EMEA regions.

◦
ERP hardware and other revenues decreased by $1.7 million, or 9%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily attributable to lower hardware equipment sales to the manufacturing sector in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues decreased by $8.3 million, or 6%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. Professional services revenues decreased by $4.5 million primarily due to lower software license revenues in fiscal year 2014 and 2013, which adversely affected follow-on professional services implementation revenues. Hardware and other revenues decreased by $4.4 million primarily due to large strategic sales transactions in the prior year. Software and software related services revenues increased by $0.6 million. The increase in software and software related services revenues was primarily attributable to a $1.1 million increase in software and cloud subscriptions revenues, due primarily to increased SaaS revenues, as well as a $1.0 million increase in software support revenues primarily as a result of the addition of new customer software support contracts and support price increases partially offset by customer attrition and a $1.5 million decrease in software license revenues due to a lower level of sales to existing customers in the current year.

•
Retail Distributions revenues - Retail Distribution revenues increased by $13.1 million, or 6%, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Software and software related services revenues increased by $5.9 million. The increase in software and software related services revenues was driven by a $3.4 million increase in software license revenues as a result of increased revenues from new customers and existing customers (including a $0.8 million decrease in deferred revenue purchase accounting adjustments), a $1.8 million increase in software and cloud subscriptions revenues due primarily to increased payment exchange revenues partially offset by lower catalog revenues and a $0.7 million increase in software support revenues (driven primarily by a $1.0 million decrease in deferred revenue purchase accounting adjustments which was partially offset by customer attrition). Professional services revenues increased by $1.5 million due to increases in hosting, network support and implementation revenues. Hardware and other revenues increased by $5.7 million primarily due to increased demand from existing customers to refresh their hardware equipment.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Year Ended September 30,
(in thousands, except percentages)	2014	2013	Variance $	Variance %
		(Restated)
Cost of software and software related services revenues	$147,709	$144,748	$2,961	2%
Cost of professional services revenues	177,974	180,129	(2,155)	(1)%
Cost of hardware and other revenues	65,501	69,619	(4,118)	(6)%
Sales and marketing	170,667	165,240	5,427	3%
Product development	104,696	102,573	2,123	2%
General and administrative	70,469	76,580	(6,111)	(8)%
Depreciation and amortization	183,131	160,865	22,266	14%
Acquisition-related costs	8,780	8,561	219	3%
Restructuring costs	3,896	4,890	(994)	(20)%
Total operating expenses	932,823	913,205	19,618	2%
Interest expense	(87,108)	(92,669)	5,561	(6)%
Other expense, net	(911)	(992)	81	(8)%
Income tax benefit	(5,037)	(13,177)	8,140	(62)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $3.0 million, or 2%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The increase was primarily attributable to a $3.1 million increase in software and cloud subscriptions cost of revenues as a result of increased SaaS and payment exchange cost of revenues driven by increased revenues, as well as a $0.2 million increase in software license cost of sales primarily as a result of increased royalty costs due to increased software license revenues, partially offset by a $0.3 million decrease in software support costs.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $2.2 million, or 1%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily due to reduced employee related expenses as a result of lower professional services revenues.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $4.1 million, or 6%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily attributable to a decrease in hardware equipment costs driven by lower hardware equipment revenues in our Retail Solutions segment, a mix shift of hardware equipment sold in our ERP and Retail Distribution segments to products with lower costs than our ordinary mix of hardware as well as lower third party maintenance costs. These decreases were partially offset by an increase in hardware equipment costs in our Retail Distribution segment attributed to higher hardware equipment revenues. Additionally, third party hardware maintenance costs decreased driven by lower revenues.

•
Sales and marketing - Sales and marketing expenses increased by $5.4 million, or 3%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The increase was primarily the result of a $3.3 million increase in commissions due to increased software license revenues and a $4.9 million increase in employee related costs due primarily to increased incentive bonus, travel and salary and wages costs, partially offset by a $1.5 million decrease in sales conference expenses, $0.7 million decrease in referral fees, a $0.3 million decrease in marketing related expenses, a $0.2 million decrease in outside services and a $0.1 million decrease in allocated IT and facilities costs.

•
Product development - Product development expenses increased by $2.1 million, or 2%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The increase was primarily the result of a $1.7 million increase in incentive compensation expense, a $0.7 million increase in other employee related costs and a $0.5 million increase in allocated costs, partially offset by a $0.5 million increase in capitalized software costs and a $0.3 million decrease in outside services costs.

•
General and administrative - General and administrative expenses decreased by $6.1 million, or 8%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily the result of a $10.1 million year over year reduction in expenses related to the shareholder litigation ($8.9 million of charges were recorded during the year ended September 30, 2013, including a $7.8 million settlement and $1.1 million of legal fees, while during the year ended September 30, 2014 we recorded a $1.2 million legal fee insurance recovery), as well as a $2.2 million sales and use tax benefit for recoveries and adjustments to reserves related to the Solarsoft acquisition, a $1.4 million decrease in other salary related expenses, a $1.2 million decrease in bad debt expense, a $0.7 million decrease in financing related fees and a $0.6 million decrease in outside services expenses, partially offset by a $2.5 million increase in severance costs (including a one-time $2.0 million severance cost related to the departure of our former President and CEO), a $2.3 million increase in incentive compensation expense, a $2.1 million increase in share based compensation expense, a $1.7 million increase in legal fees as a result of an intellectual property litigation proceeding we have initiated against Alternative during the year ended September 30, 2014 and a $1.5 million favorable one-time payroll tax adjustment related to purchase accounting reserves that occurred during the year ended September 30, 2013.

•
Depreciation and amortization - Depreciation and amortization expense was $183.1 million for the year ended September 30, 2014 compared to $160.9 million for the year ended September 30, 2013, an increase of $22.2 million. The increase was primarily the result of a $9.0 million impairment recorded to reduce the carrying value of our facility in Montreal, Canada to its fair value, a $4.6 million impairment recorded for leasehold improvements and furniture and equipment which the Company plans to abandon in connection with exiting leased facilities, as well as $3.4 million of increased amortization recorded on development costs placed in service, $4.0 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs and $1.1 million of increased amortization of acquired intangible assets. See Note 3 - Property and Equipment in our audited consolidated financial statements.

•
Acquisition-related costs - Acquisition-related costs were $8.8 million for the year ended September 30, 2014 compared to $8.6 million for the year ended September 30, 2013. Acquisition-related costs for the year ended September 30, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and accounting back office functions, as well as fees incurred relating to the legal entity consolidations of the Solarsoft acquisition. The acquisition costs for the year ended September 30, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the acquisition of Solarsoft.

•
Restructuring costs - During the year ended September 30, 2014, we incurred $3.9 million of management-approved restructuring costs, primarily severance costs to eliminate certain employee positions and lease termination and restructuring costs to exit certain leased facilities. During the year ended September 30, 2013, we incurred $4.9 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. We expect to incur additional restructuring charges to exit certain identified facilities during fiscal 2015. See Note 11 - Restructuring Costs in our audited consolidated financial statements.

Interest expense
Interest expense for the year ended September 30, 2014 was $87.1 million compared to $92.7 million for the year ended September 30, 2013. The $5.6 million decrease in interest expense was attributed primarily to a $5.8 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of refinancing amendments in March 2013 and January 2014 and lower outstanding principal balances and a $1.7 million decrease due to decreased borrowings against our revolving credit facility, partially offset by a $1.4 million increase in interest expense reclassified from accumulated other comprehensive loss related to our interest rate swap and a $0.5 million increase in other fees and expenses. See Note 6 - Debt and Note 16 - Accumulated Other Comprehensive Loss in our audited consolidated financial statements.
Other expense, net
Other expense, net was $0.9 million for the year ended September 30, 2014 compared to $1.0 million for the year ended September 30, 2013. The year ended September 30, 2014 amount consisted primarily of $1.0 million of foreign exchange losses as well as a $0.5 million loss on extinguishment of debt recorded in connection with the refinancing of our term loan in January 2014 partially offset by $0.5 million of interest income and $0.1 million of sales tax refunds. The year ended September 30, 2013 amount consisted primarily of $1.3 million of foreign exchange losses, partially offset by $0.3 million of interest income.

Income tax benefit
We recorded an income tax benefit of $5.0 million, or 20% of pre-tax loss, during the year ended September 30, 2014, compared to an income tax benefit of $13.2 million, or 29% of pre-tax loss, during the year ended September 30, 2013. Our income tax rate for the year ended September 30, 2014, differed from the federal statutory rate primarily due to changes in foreign and state tax rates on our deferred tax liabilities, foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in IRC Section 951 through 965 (“Income Inclusion”), share-based compensation, other non-deductible expenses, lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested, and changes in our liabilities for uncertain tax positions (FIN 48).
Our income tax rate for the year ended September 30, 2013, differed from the federal statutory rate primarily due to non-deductible expenses, earnings that are currently taxed in the U.S. under the Controlled Foreign Corporation regime set forth in the IRC Sec 951 through 965 ("Income Inclusion"), reconciliation adjustments made to our income tax payables, changes in foreign and state tax rates as applied to our deferred liability balances, lower tax rates in jurisdictions where earnings are deemed permanently reinvested and share-based compensation.
We are included in the consolidated federal income tax return of our indirect parent company, EGL Midco. We provide for income taxes under the separate return method, by which Epicor and its domestic subsidiaries compute tax expense as though they file a separate federal income tax return.  Under the separate company method, our income tax expense/(benefit) does not account for the taxable income or expense at EGL Midco, which primarily is comprised of Midco Notes interest expense (“Midco Interest Expense”). The Midco Interest Expense is included in our consolidated federal income tax return when filed. We have not entered into a tax sharing agreement with EGL Midco. We may enter into an EGL Midco tax sharing agreement with EGL Midco in the future.
See Note 9 - Income Taxes in our audited consolidated financial statements for additional information about income taxes.
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities, and telecommunications costs. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level and are excluded from the calculation of contribution margin for each segment.
See Note 13 - Segment Reporting in our audited consolidated financial statements for a more detailed description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin, and a reconciliation of contribution margin to loss before income taxes.
Contribution margin for the year ended September 30, 2014 and 2013 is as follows:

	Year Ended September 30,
(in thousands, except percentages)	2014	2013	Variance $	Variance %
ERP	$218,378	$194,096	$24,282	13%
Retail Solutions	39,429	43,217	(3,788)	(9)%
Retail Distribution	80,948	70,082	10,866	16%
Total segment contribution margin	$338,755	$307,395	$31,360	10%

•
ERP contribution margin - Contribution margin for ERP increased by $24.3 million, or 13%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. Software and software related services margins increased by $25.0 million as a result of a $9.0 million increase in software license margins due to increased software license revenues, a $14.5 million increase in software support margins (attributable to an $11.3 million increase from new customer software support revenues and support price increases partially offset by attrition and a $3.2 million reduction in the deferred revenue purchase accounting adjustments) and a $1.5 million increase in software and cloud subscriptions margins primarily due to increased SaaS and electronic data interchange revenues. Professional services margins increased by $2.7 million driven by increased hosting and managed services revenues as well as lower employee salary and benefit related costs. Hardware and other margins increased by $1.3 million due to a favorable mix of hardware equipment sold. Additionally, ERP contribution margin was positively impacted by a $0.8 million decrease in bad debt expense, a $0.7 million decrease in outside services costs, a $0.8 million decrease in sales conference expense and a $0.7 million decrease in referral fees. These increases in ERP contribution margin were offset by a $4.2 million increase in sales and marketing and product development employee related and allocated expenses, a $1.9 million increase in commission expense as a result of increased software license revenues and a $1.5 million increase in legal expenses.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $3.8 million, or 9%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was primarily as a result a $3.4 million decrease in professional services margins due to lower professional services revenues, a $0.2 million decrease in hardware and other margins due to lower hardware equipment revenues and a $1.4 million increase in sales and marketing and product development employee related expenses, partially offset by a $1.0 million increase in software and software related services margins due to higher SaaS and software support revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $10.9 million, or 16%, for the year ended September 30, 2014 compared to the year ended September 30, 2013. Software and software related services margins increased by $5.8 million (including a $1.8 million decrease in deferred revenue purchase accounting adjustments) driven by higher software license and payment exchange revenues as well as higher software support margins. Hardware and other margins increased by $2.7 million as a result of increased hardware equipment revenues and higher margins on the equipment sold. Professional services margins increased by $1.2 million due to higher hosting and professional services revenues. Additionally, Retail Distribution contribution margin was positively impacted by a $0.6 million decrease in sales conference expenses, a $0.5 million decrease in sales and marketing and product development employee related costs, a $0.5 million increase in capitalized software costs, a $0.4 million reduction in bad debt expense and a $0.3 million decrease in supplies and materials expense. These increases in contribution margin were offset by a $1.4 million increase in sales commission expenses due to higher software license revenues.

Year Ended September 30, 2013 Compared to the year ended September 30, 2012

Total revenues
Our total revenues were $961.7 million for the year ended September 30, 2013 as compared to $855.5 million for the year ended September 30, 2012. Total revenues increased by $106.3 million, or 12%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was due primarily to the inclusion of $77.4 million (net of $5.0 million of deferred revenue purchase accounting adjustments) of revenue from Solarsoft products, a $14.4 million decrease in deferred revenue purchase accounting adjustments related to prior acquisitions and growth in software and software related services, professional services and hardware and other revenues as described in more detail below.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other for the periods indicated and the variance thereof:

	Year Ended September 30,
(in thousands, except percentages)	2013	2012	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$105,971	$100,395	$5,576	6%
Software and cloud subscriptions	18,481	11,652	6,829	59%
Software support	296,788	247,752	49,036	20%
Total software and software related services	421,240	359,799	61,441	17%
Professional services	158,118	138,417	19,701	14%
Hardware and other	19,111	16,984	2,127	13%
Total ERP revenues	598,469	515,200	83,269	16%

Retail Solutions revenues:
Software and software related services:
Software license	14,907	20,698	(5,791)	(28)%
Software and cloud subscriptions	7,829	6,323	1,506	24%
Software support	41,067	39,035	2,032	5%
Total software and software related services	63,803	66,056	(2,253)	(3)%
Professional services	49,603	48,614	989	2%
Hardware and other	28,751	23,444	5,307	23%
Total Retail Solutions revenues	142,157	138,114	4,043	3%

Retail Distribution revenues:
Software and software related services:
Software license	20,644	18,078	2,566	14%
Software and cloud subscriptions	55,242	52,302	2,940	6%
Software support	76,995	73,152	3,843	5%
Total software and software related services	152,881	143,532	9,349	7%
Professional services	26,883	18,564	8,319	45%
Hardware and other	41,341	40,047	1,294	3%
Total Retail Distribution revenues	221,105	202,143	18,962	9%

Total revenues:
Software and software related services:
Software license	141,522	139,171	2,351	2%
Software and cloud subscriptions	81,552	70,277	11,275	16%
Software support	414,850	359,939	54,911	15%
Total software and software related services	637,924	569,387	68,537	12%
Professional services	234,604	205,595	29,009	14%
Hardware and other	89,203	80,475	8,728	11%
Total revenues	$961,731	$855,457	$106,274	12%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 15% and 23%, respectively, of our revenues during the year ended September 30, 2013. This compares to the year ended September 30, 2012, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 16% and 24%, respectively, of our revenues.

As a result of purchase accounting, deferred revenue of acquired companies is reduced to reflect the cost of the related work to be performed plus a reasonable profit margin. These adjustments decrease over time as acquired contracts are completed. The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to compare the results of our segments on a comparable basis.

	Year Ended September 30,			Year Ended September 30,
(in thousands)	2013			2012
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$424,505	$(3,265)	$421,240	$372,818	$(13,019)	$359,799
Professional services	158,234	(116)	158,118	138,562	(145)	138,417
Hardware and other	19,111	—	19,111	16,984	—	16,984
Total ERP revenues	601,850	(3,381)	598,469	528,364	(13,164)	515,200

Retail Solutions revenues:
Software and software related services	63,816	(13)	63,803	67,178	(1,122)	66,056
Professional services	50,079	(476)	49,603	49,259	(645)	48,614
Hardware and other	28,751	—	28,751	23,444	—	23,444
Total Retail Solutions revenues	142,646	(489)	142,157	139,881	(1,767)	138,114

Retail Distribution revenues:
Software and software related services	154,786	(1,905)	152,881	143,946	(414)	143,532
Professional services	27,024	(141)	26,883	18,564	—	18,564
Hardware and other	41,755	(414)	41,341	40,491	(444)	40,047
Total Retail Distribution revenues	223,565	(2,460)	221,105	203,001	(858)	202,143

Total revenues:
Software and software related services	643,107	(5,183)	637,924	583,942	(14,555)	569,387
Professional services	235,337	(733)	234,604	206,385	(790)	205,595
Hardware and other	89,617	(414)	89,203	80,919	(444)	80,475
Total revenues	$968,061	$(6,330)	$961,731	$871,246	$(15,789)	$855,457

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues increased by $83.3 million, or 16%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Of this increase, $62.3 million was attributable to revenues from Solarsoft products (net of $3.1 million of deferred revenue purchase accounting adjustments).

◦
ERP software and software related services revenues increased by $61.5 million, or 17%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Revenue from Solarsoft products contributed $37.4 million and the remaining $24.1 million was due primarily to a $22.0 million increase in software support revenues and a $4.5 million increase in software and cloud subscriptions revenues, partially offset by a $2.4 million decrease in software license revenues. The increase in software support revenues was primarily due to a $12.5 million decrease in deferred revenue purchase accounting adjustments as well as the addition of new customer software support contracts and support price increases partially offset by attrition. The increase in software and cloud subscriptions revenues was primarily attributable to growth in SaaS revenues. The decrease in software license revenues was primarily driven by a change in a portion of our sales teams compensation plans from a December to a September year end in fiscal year 2012 (effectively creating two sales year ends in the prior year for a portion of our sales team which has the tendency to incentivize our sales team to close a higher percentage of opportunities in the sales pipeline) as well as an increase in the amount of software license revenue deferred as of September 30, 2013.

◦
ERP professional services revenues increased by $19.7 million, or 14%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Revenue from Solarsoft products contributed $19.5 million, and the remainder of the increase was primarily attributable to having a full year of revenue from Cogita Business Services International Ltd. ("Cogita"), which was acquired in the third quarter of fiscal 2012 as well as a $0.1 million decrease in deferred revenue purchase accounting adjustments.

◦
ERP hardware and other revenues increased by $2.1 million, or 13%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Revenue from Solarsoft products contributed $5.4 million, which was partially offset by a $3.3 million decrease due to a lower mix of systems sold with hardware.

•
Retail Solutions revenues - Retail Solutions revenues increased by $4.0 million, or 3%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase in Retail Solutions revenues was driven primarily by a $5.3 million increase in hardware and other revenues as a result of large follow-on strategic hardware sales transactions as well as a $1.0 million increase in professional services revenues primarily due to a large professional services backlog entering into fiscal year 2013 following strong software license revenues in the year ended September 30, 2012 as well as a $0.2 million decrease in deferred revenue purchase accounting adjustments, partially offset by a $2.3 million decrease in software and software related services revenues. The decrease in software and software related services revenues was primarily attributable to a $5.8 million decrease in software license revenues due to a lower level of strategic sales transactions in the year ended September 30, 2013 as well as a change in the sales compensation plans from a December to a September year end in fiscal year 2012 (effectively creating two sales year ends in the prior year which has the tendency to incentivize our sales team to close a higher percentage of opportunities in the sales pipeline). The decrease in software license revenues was partially offset by a $2.0 million increase in software support revenues due to a $1.1 million decrease in deferred revenue purchase accounting adjustments and a $0.9 million increase in software support revenues due to the addition of new customer software support contracts and support price increases partially offset by legacy platform attrition and a $1.5 million increase in software and cloud subscriptions revenues due primarily to increased SaaS revenues.

•
Retail Distributions revenues - Retail Distribution revenues increased by $19.0 million, or 9%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Revenue from Solarsoft products contributed $15.1 million (net of $1.9 million of deferred revenue purchase accounting adjustments), and the remaining $3.9 million increase was primarily the result of a $1.4 million increase in software and software related services revenues, a $1.4 million increase in professional services revenues and a $1.1 million increase in hardware and other revenues. Software and software related services revenues increased by $9.4 million primarily due to the inclusion of $8.0 million (net of $1.8 million of deferred revenue purchase accounting adjustments) of revenues related to Solarsoft products, a $1.8 million increase as a result of our acquisition of Internet AutoParts, Inc. ("Internet AutoParts") as well as a $1.0 million increase in payment exchange revenue, partially offset by a $0.9 million decrease in software support revenues as a result of legacy platform attrition and a $0.5 million decrease in software license revenues as a result of lower software license revenue from new customers. Professional services revenues increased by $8.3 million primarily due to the inclusion of $6.9 million (net of $0.1 million of deferred revenue purchase accounting adjustments) of revenues related to Solarsoft products, a $0.8 million increase in hosting and managed services revenues and a $0.6 million increase in professional services consulting revenues. Hardware and other revenues increased by $1.3 million due to the inclusion of $0.2 million of revenues related to Solarsoft products as well as a $1.1 million increase due primarily to a higher mix of customer add-on orders.
Total operating and other expenses

The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Year Ended September 30,
(in thousands, except percentages)	2013	2012	Variance $	Variance %
	(Restated)	(Restated)
Cost of software and software related services revenues	$144,748	$130,010	$14,738	11%
Cost of professional services revenues	180,129	161,618	18,511	11%
Cost of hardware and other revenues	69,619	64,776	4,843	7%
Sales and marketing	165,240	147,446	17,794	12%
Product development	102,573	83,304	19,269	23%
General and administrative	76,580	75,702	878	1%
Depreciation and amortization	160,865	138,985	21,880	16%
Acquisition-related costs	8,561	8,845	(284)	(3)%
Restructuring costs	4,890	4,776	114	2%
Total operating expenses	913,205	815,462	97,743	12%
Interest expense	(92,669)	(90,483)	(2,186)	2%
Other expense, net	(992)	(133)	(859)	646%
Income tax benefit	(13,177)	(8,735)	(4,442)	51%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $14.7 million, or 11%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Cost of software and software related services revenues from Solarsoft products contributed $14.7 million. Cost of software license revenues decreased by $2.8 million as a result of lower third party software costs due to lower software license revenues, which was offset by cost of software and software related services which increased by $2.5 million primarily as a result of increased SaaS costs driven by increased SaaS revenues as well as a $0.3 million increase in software support costs.

•
Cost of professional services revenues - Cost of professional services revenues increased by $18.5 million, or 11%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Cost of professional services revenues related to Solarsoft products contributed $17.6 million of the increase, and the remaining $0.9 million was due primarily to an increase in employee related expenses as a result of higher professional services revenues.

•
Cost of hardware and other revenues - Cost of hardware and other revenues increased by $4.8 million, or 7%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Cost of hardware and other revenues related to Solarsoft products contributed $3.6 million of the increase, and the remaining $1.2 million was due primarily to a $1.8 million increase in hardware equipment costs as a result of higher hardware equipment revenues, partially offset by a $0.6 million decrease in hardware maintenance costs.

•
Sales and marketing - Sales and marketing expenses increased by $17.8 million, or 12%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily the result of the inclusion of $12.0 million of Solarsoft expenses as well as a $3.7 million increase in employee related costs due to higher headcount, a $1.6 million increase in sales conference costs, a $0.8 million increase in referral fees, $0.7 million of allocated expenses due to higher headcount and $0.4 million of marketing expenses partially offset by a $1.8 million decrease in commission expenses.

•
Product development - Product development expenses increased by $19.3 million, or 23%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily the result of the inclusion of $9.9 million of Solarsoft expenses for the year ended September 30, 2013, as well as a $5.5 million increase in employee related costs, and a $4.2 million increase in allocated costs due to higher headcount, partially offset by a $0.7 million increase in capitalized software costs.

•
General and administrative - General and administrative expenses increased by $0.9 million, or 1%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. The increase was primarily the result of a $7.8 million charge for the estimated settlement of our shareholder litigation, an $0.8 million increase in benefits costs, as well as the inclusion of $4.1 million of Solarsoft expenses, partially offset by a $5.9 million reduction in bad debt expense, a $2.6 million reduction in share based compensation expense, a $2.5 million reduction in legal costs, and a $1.0 million decrease in other employee related costs.

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

•
Restructuring costs - During the year ended September 30, 2013, we incurred $4.9 million of management-approved restructuring costs, primarily as a result of the acquisition of Solarsoft, including severance costs to eliminate certain employee positions and lease termination and restructuring costs to consolidate certain excess facilities. During the year ended September 30, 2012, we incurred $4.8 million of management approved restructuring costs, primarily as a result of the Acquisitions, to eliminate certain employee positions and to consolidate certain excess facilities with the intent to integrate acquisitions and streamline and focus our operations to properly align our cost structure with our projected revenue streams.

Interest expense

Interest expense for the year ended September 30, 2013 was $92.7 million compared to $90.5 million for the year ended September 30, 2012. The year over year increase in our outstanding debt related to the October 2012 draw on our revolving credit facility to finance the Solarsoft acquisition, during the year ended September 30, 2013 resulting in increased interest expense of approximately $1.7 million. Additionally, we reclassified $1.9 million of other comprehensive loss on our interest rate swap into interest expense. These increases were partially offset by a 0.5% interest rate reduction as a result of refinancing the term loan in March 2013. See Note 6 - Debt in our audited consolidated financial statements.

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

Income tax benefit
We recognized an income tax benefit of $13.2 million, or 29% of pre-tax loss, for the year ended September 30, 2013, compared to an income tax benefit of $8.7 million, or 17% of pre-tax loss, for the year ended September 30, 2012. Our income tax rate for the year ended September 30, 2013, differed from the federal statutory rate primarily due to non-deductible expenses, earnings that are currently taxed in the U.S. under the Controlled Foreign Corporation regime set forth in the IRC Sec 951 through 965 ("Income Inclusion"), reconciliation adjustments made to our income tax payables, changes in foreign and state tax rates as applied to our deferred liability balances, lower tax rates in jurisdictions where earnings are deemed permanently reinvested and share-based compensation.
For the year ended September 30, 2012, our income tax rate differed from the federal statutory rate primarily due earnings that are currently taxed in the U.S. under the Controlled Foreign Corporation regime set forth in the IRC Sec 951 through 965 ("Income Inclusion") , share-based compensation, lower tax rates in jurisdictions where earnings are deemed permanently reinvested, the impact of foreign exchange rates on our deferred tax assets and liabilities, and adjustments to our deferred tax liabilities.
Contribution margin
Our management measures the performance of each of our segments based on several metrics, including contribution margin, which is a Non-GAAP financial measure. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing, sales, and product development expenses as well as certain general and administrative expenses, including bad debt expenses and direct legal costs. A significant portion of each segment’s expenses arises from shared services and centrally managed infrastructure support costs that we allocate to the segments to determine segment contribution margin. These expenses primarily include information technology services, facilities and telecommunications costs.
See Note 13 - Segment Reporting in our audited consolidated financial statements included in Part II - Item 8 of this filing for a description of contribution margin, the reasons why we believe contribution margin provides useful information to investors, the limitations surrounding the use of contribution margin and a reconciliation contribution margin to loss before income taxes.
Contribution margin for the years ended September 30, 2013 and 2012 is as follows:

	Year Ended September 30,
(in thousands, except percentages)	2013	2012	Variance $	Variance %
ERP	$194,096	$154,127	$39,969	26%
Retail Solutions	43,217	47,042	(3,825)	(8)%
Retail Distribution	70,082	65,787	4,295	7%
Total segment contribution margin	$307,395	$266,956	$40,439	15%

•
ERP contribution margin - Contribution margin for ERP increased by $40.0 million, or 26%, for the year ended September 30, 2013 compared to the year ended September 30, 2012. Solarsoft contributed $16.1 million of contribution margin for the year ended September 30, 2013. Software and software related services margins increased by $23.9 million (including a $12.7 million decrease in deferred revenue purchase accounting adjustments) attributable to a $20.4 million increase in customer support margins as a result of a $7.9 million increase from new customer software support revenues and support price increases partially offset by customer attrition and a $12.5 million reduction in the deferred revenue purchase accounting adjustments, a $3.7 million increase in software and cloud subscriptions margins primarily due to increased SaaS revenues and a $0.2 million decrease in software license margins due to lower software license revenues. Professional services margins increased by $1.0 million driven by higher hosting and consulting revenues. Additionally there was a $3.9 million reduction in legal fees, a $4.6 million reduction in bad debt expense and a $1.4 million reduction in commissions, partially offset by a $5.9 million increase in sales and marketing and product development employee related expenses as a result of increased headcount, a $2.7 million increase in allocated expenses as a result of increased sales and marketing and product development headcount, a $0.9 million increase in sales conference costs, a $0.9 million increase in channel partner referral fees and a $0.5 million increase in marketing related expenses.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions decreased by $3.8 million, or 8%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The decrease was primarily a result of a $2.4 million decrease in software and software related services margins attributable to a $5.1 million decrease in software license margins due to lower software license revenues partially offset by a $2.3 million increase in customer support margins ($1.2 million increase from new customer software support revenues and support price increases partially offset by customer attrition and a $1.1 million reduction in the deferred revenue purchase accounting adjustments), a $0.4 million increase in software and cloud subscriptions margins primarily due to increased SaaS revenues. Professional services margins decreased by $0.9 million primarily as a result of increased hosting and managed services costs. Additionally there was a $2.6 million increase in sales and marketing and product development employee related costs as a result of increased headcount and a $0.8 million increase in allocated expenses. These increases were partially offset by a $1.3 million reduction in sales commissions as a result of lower software license revenues, a $0.9 million reduction in bad debt expense and a $1.0 million increase in hardware and other margins driven by increased hardware and other revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $4.3 million, or 7%, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Solarsoft contributed $2.2 million of contribution margin for the year ended September 30, 2013. Contribution margin increased as a result of a $1.7 million increase in software and software related services margins primarily due to a $2.1 million increase in software and cloud subscriptions margins driven by a $1.4 million increase due to the full year impact of the Internet AutoParts acquisition and a $0.8 million increase in payment exchange margins due to revenue growth, partially offset by a $0.5 million decrease in software license margins as a result of lower software license revenues. Professional services margins increased by $1.8 million due to increased network support and consulting services revenues. Hardware and other margins increased by $1.4 million as a result of increased hardware equipment revenues and higher margins on the equipment sold. Additionally, there was a $0.7 million increase in capitalized software and database costs. These increases were partially offset by a $0.9 million increase in commission expense, a $1.1 million increase in sales and marketing and product development employee related expenses as a result of increased headcount, a $0.9 million increase in allocated expenses as a result of increased sales and marketing and product development headcount and a $0.8 million increase in sales conference costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Senior Secured Credit Agreement (as amended, the "2011 Credit Agreement") and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $103.0 million of borrowing capacity available on the revolving credit facility contained in our 2011 Credit Agreement will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 Credit Agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of prior acquisitions, we have significant indebtedness. As of September 30, 2014, our total indebtedness was $1,283.8 million ($1,277.9 million, net of original issue discount). We also had additional availability under our revolving credit facility of $103.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the year ended September 30, 2014 was $87.1 million. In addition to servicing our debt, in December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 and June 2014 interest payments on $400 million in principal amount of Senior PIK Toggle Notes issued by EGL Midco (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest on the Midco Notes in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $36 million per year from fiscal 2015 through 2018. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2015	2016	2017	2018	2019	2020 and Beyond
Long-term debt obligations (2)	$1,283,750	$5,200	$—	$5,002	$808,548	$465,000	$—
Operating lease obligations (3)	86,590	15,216	14,981	14,199	12,252	8,945	20,997
Interest obligations (4)	323,077	76,498	73,392	72,563	60,405	40,219	—
Pension benefit payments	3,145	222	243	280	288	288	1,824
Purchase obligations	1,750	1,750	—	—	—	—	—
Total	$1,698,312	$98,886	$88,616	$92,044	$881,493	$514,452	$22,821

(1) This table excludes obligations for uncertain tax positions with a carrying value of $10.4 million as of September 30, 2014 because we are unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco since we are not obligated, at this time, to make future payments. We expect to make dividend payments of approximately $36 million per year from fiscal 2015 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. See Note 6 - Debt in our audited consolidated financial statements for additional information regarding our long-term debt obligations. As a result of prepayments on our 2011 Credit Agreement, we currently are not obligated to pay quarterly principal payments during fiscal 2015, 2016 and a portion of 2017. The amount listed for fiscal 2015 represents our Mandatory Prepayment. See "Calculation of Excess Cash Flow and Mandatory Prepayments of 2011 Credit Agreement" below for additional information regarding prepayments of the 2011 Credit Agreement.
(3) See Note 15 - Commitments and Contingencies in our audited consolidated financial statements for additional information regarding our operating lease obligations.
(4) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of September 30, 2014. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.0% LIBOR floor contained in our term loan as of September 30, 2014.

In addition to the contractual obligations and commercial commitments listed above, we expect capital expenditures from fiscal 2015 through fiscal 2018 to range from three to four percent of revenues.

In December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, EGL Midco, to fund the December 2013 and June 2014 interest payments on the Midco Notes. During September 2014, we paid a $15.0 million voluntary prepayment on the term loan contained in our 2011 Credit Agreement. Additionally, during December 2013, we paid a $13.5 million mandatory prepayment on the term loan contained in our 2011 Credit Agreement.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement consists of a term loan with an outstanding principal balance of $818.8 million (before $5.8 million unamortized original issue discount) as of September 30, 2014 and a revolving credit facility with a borrowing capacity of $103.0 million. As of September 30, 2014, we had no borrowings outstanding on the revolving credit facility. The interest rate on the term loan is calculated based on an interest rate index plus a margin. The interest rate index is based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Senior Secured Credit Agreement. As of September 30, 2014, the interest rate applicable to the term loans was 4.0%. The term loan requires that we repay $8.4 million per year with the balance to be repaid at maturity in May 2018. Principal payments may be prepaid on a mandatory or voluntary basis, see "Calculation of Excess Cash Flow and Mandatory Prepayments of Term Loan" below for additional information regarding prepayments. The revolving credit facility matures in May 2016. The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and

May 2014 ("2011 Credit Agreement"). See Note 6 - Debt in our audited consolidated financial statements for more information on the 2011 Credit Agreement including Amendment No. 1 through Amendment No. 4. The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loans included in the 2011 Credit Agreement. Amendment No. 1 reduced the interest rate margin on the term loans by 0.5% per annum, and increased the outstanding principal amount by $3.1 million. As a result of Amendment No. 1, our annual principal payments decreased by $0.1 million per annum through March 31, 2018, and our payment at maturity increased by approximately $3.6 million. Our annual interest payments decreased by approximately $4.3 million per year, assuming 3-month LIBOR rates remain below 1.25% per annum.

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

Calculation of Excess Cash Flow and Mandatory Prepayments of the 2011 Credit Agreement

The 2011 Credit Agreement requires us to make certain mandatory prepayments when we generate excess cash flow. Excess cash flow under the 2011 Credit Agreement is calculated as net income, adjusted for non-cash charges and credits, changes in working capital and other adjustments less the sum of debt principal repayments, capital expenditures, and other adjustments. The calculated excess cash flow may be reduced based on our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement), all as defined in the 2011 Credit Agreement. Pursuant to the terms of the 2011

Credit Agreement, excess cash flow is measured on an annual basis. Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. Additionally, any prepayments can be applied against future quarterly principal payments.

We generated $79.4 million of excess cash flow during fiscal 2014, which required us to pay a prepayment of $19.9 million. We paid a voluntary prepayment of $15.0 million on September 30, 2014 and thus, we are required to pay a mandatory prepayment of $4.9 million in December 2014. Additionally, we plan to pay a voluntary prepayment of $0.3 million by the end of fiscal 2015. As a result of the prepayments, we are not required to pay quarterly principal payments on the term loan during fiscal 2015 or 2016, and our quarterly principal payments are reduced for fiscal 2017. As of September 30, 2014, the current portion of our long term debt is equal to the remaining mandatory prepayment of $5.2 million.

We generated $27 million of excess cash flow during fiscal 2013. As a result, we paid a mandatory prepayment of $13.5 million in December 2013 in accordance with the 2011 Credit Agreement. We included the December 2013 mandatory prepayment within the current portion of long-term debt in our consolidated balance sheet as of September 30, 2013.

Senior Notes

As of September 30, 2014, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 6 - Debt in the audited consolidated financial statements included elsewhere in this filing.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

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

The terms of the Midco Notes require EGL Midco and its subsidiaries including us to comply with certain covenants, including limitations on incurring additional indebtedness, a prohibition of additional limitations on dividend payments, limitations on sales of assets and subsidiary stock, and limitations on making guarantees. Additionally, failure to pay Minimum Cash Interest on the Midco Notes constitutes an event of default for EGL Midco, causing the Midco Notes to become immediately due and payable by Midco. The holders of the Midco Notes, however, have no recourse against us or our assets.

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees should be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that Epicor does not meet any of the applicable criteria related to the Midco Notes and accordingly we have not included the Midco Notes within Long-Term

Debt in our consolidated balance sheets as of September 30, 2014 and 2013, nor have we included interest related to the Midco Notes within interest expense in our consolidated statements of comprehensive loss for the years ended September 30, 2014 and 2013.

We fund cash interest payments through cash dividends to EGL Midco. In December 2013 and June 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to fund the December 2013 and June 2014 interest payments on the Midco Notes. We intend to continue funding cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2015 through fiscal 2018. We include dividend payments to EGL Midco within cash outflows for financing activities in our consolidated statements of cash flows.

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

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of September 30, 2014.

Cash Flows

Operating Activities

Cash provided by operating activities consists of our net loss adjusted for certain non-cash items (primarily amortization, depreciation, deferred income taxes, provision for doubtful accounts and share-based compensation) and the effect of changes in working capital and other activities. Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software and hardware support, software and cloud subscriptions, and hosting and managed services agreements. We also generate significant cash from new software license revenues as well as revenues from our professional services and sales of hardware. Our primary uses of cash from operating activities are for employee related expenditures, third party royalties and maintenance, the cost of hardware products, and payment of interest on our debt.

Cash provided by operating activities was $155.9 million, $140.9 million and $133.6 million for the years ended September 30, 2014, 2013 and 2012.

Cash provided by operating activities increased by $15.0 million for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Our net loss plus non-cash items provided $153.9 million and $118.7 million for the years ended September 30, 2014 and 2013, respectively. This year over year increase was primarily driven by increased gross margins as a result of software and software related services revenues growth as well as a reduction in benefit costs and cash paid for interest due to lower interest rates paid on our 2011 Credit Agreement term loan and lower borrowings on our revolving credit facility, partially offset by increased operating expenses primarily related to incentive compensation and sales commission expense. Changes in operating assets and liabilities provided $2.0 million of cash for the year ended September 30, 2014 and provided $22.2 million of cash for the year ended September 30, 2013. The change in operating assets and liabilities in fiscal year 2014 was primarily due to strong cash collection on accounts receivable and collections of other receivables, partially offset by payments of current liabilities including our shareholder litigation. The change in operating assets and liabilities in fiscal year 2013 was primarily due to an increase in deferred revenue which was primarily attributable to increased deferred support revenues as well as revenue deferrals on year-end sales transactions, increases in accrued liabilities due to our litigation settlement liability, as well as strong cash collection on accounts receivable.

Cash provided by operating activities increased by $7.4 million for the year ended September 30, 2013 as compared to the year ended September 30, 2012. Our net loss plus non-cash items provided $118.7 million and $100.8 million for the years ended September 30, 2013 and 2012, respectively. This year over year increase was primarily driven by incremental revenues and associated margins from the Solarsoft acquisition as well as organic revenue growth, partially offset by approximately a $1.8 million increase in cash paid for interest expense due to interest paid on our revolving credit facility and settlements on our interest rate swap. Changes in operating assets and liabilities provided $22.2 million and $32.8 million for the years ended September 30, 2013 and 2012, respectively. The change in operating assets and liabilities in fiscal year 2013 was primarily due to an increase in deferred revenue which was primarily attributable to increased deferred support revenues as well as revenue deferrals on yearend sales transactions, increases in accrued liabilities due to our litigation settlement liability, as well as strong cash collection on accounts receivable. The change in operating assets and liabilities in fiscal year 2012 was primarily due an increase in deferred revenue partially offset by an increase in accounts receivable.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from the sale of short-term investments.

Cash used in investing activities was $31.2 million for the year ended September 30, 2014, and included $19.3 million used for purchases of property and equipment, and $11.9 million used for capitalized computer software and database costs.

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

Financing Activities

Our primary sources of cash from financing activities include the proceeds from issuance of debt and the proceeds of loans from affiliates as a result of employee contributions to partnership equity. Our primary uses of cash for financing activities include payments on long-term debt, payments of financing fees, repayments of loans to affiliates and payments of dividends to our indirect parent company, EGL Midco, to fund interest payments on the Midco Notes.

Cash used in financing activities was $74.4 million for the year ended September 30, 2014, and included $34.8 million of payments on long-term debt as well as $36.5 million used for the payment of dividends to our indirect parent company, EGL Midco, $1.7 million used for payments to EGL Topco and $1.4 million used for payment of financing fees.

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

Cash held in foreign jurisdictions

As of September 30, 2014, we held $67 million of cash outside of the U.S. Approximately 39% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 61% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage ratio, calculated using the amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At September 30, 2014, the applicable ratio is 3.50:1.00, which will decrease to 3.25:1.00 on March 31, 2015 and will not decrease thereafter.
At September 30, 2014, we had no outstanding borrowings under the revolving credit facility, and as such, we were not subject to the First Lien Senior Secured Leverage Ratio requirement.
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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of September 30, 2014, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Year Ended September 30,
(in thousands)	2014	2013	2012
		(Restated)	(Restated)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(20,849)	$(31,958)	$(41,886)
Interest expense	87,108	92,669	90,483
Income tax benefit	(5,037)	(13,177)	(8,735)
Depreciation and amortization	183,131	160,865	138,985
EBITDA	244,353	208,399	178,847
Acquisition-related costs	8,780	8,561	8,845
Restructuring costs	3,896	4,890	4,776
Deferred revenue and other purchase accounting adjustments	590	6,341	16,070
Share-based compensation expense	7,878	4,773	8,308
Management fees paid to Apax	2,033	1,995	1,943
Other	4,066	11,875	4,819
Adjusted EBITDA	$271,596	$246,834	$223,608
First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of September 30, 2014, we did not have a balance outstanding on our revolving credit facility.  As a result, we were not required to meet this covenant as of and for the twelve months ended September 30, 2014.
The First Lien Senior Secured Leverage Ratio is calculated by dividing the end of period outstanding balance of our term loan and revolving credit facility, reduced by the end of period balance of our cash and cash equivalents, by our Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at September 30, 2014 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of September 30, 2014.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	3.50x	2.53x

Critical Accounting Estimates

Goodwill Impairment Analysis
We perform our goodwill impairment analysis on an annual basis on July 1 or when there are indicators of impairment. We perform our goodwill impairment test at the reporting unit level. We have five reporting units: ERP Americas, ERP EMEA, ERP APAC, Retail Solutions and Retail Distribution. Each of our reporting units has goodwill.
Testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any.

The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The applicable guidance allows us to perform a qualitative step zero assessment, however, we have historically opted to perform a quantitative assessment.
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
As of the date of our most recent goodwill impairment test, the fair value of each of our reporting units exceeded its carrying amount and therefore we did not perform step two of the goodwill impairment test.
At the time of our formation in May 2011, the fair value of each of our reporting units was equal to its carrying amount. On July 1, 2014, approximately three years following our formation, we performed our annual goodwill impairment testing, and the fair value of each of our reporting units exceeded the carrying amount of the reporting units by 20% or greater, which we consider to be substantial. As of September 30, 2014, we reviewed for impairment indicators which could affect the value of our reporting units and determined that no impairment indicators were present. We believe that the fair value of each of our reporting units substantially exceeds the carrying value of our reporting units.
While our current projections do not indicate that we are at risk of failing step one of the goodwill impairment test at any of these reporting units, if actual or expected future cash flows of our reporting units should fall sufficiently below our current forecasts, we may be required to record an impairment charge to the respective reporting unit's goodwill.
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

•
Software and cloud subscriptions revenues - Revenues from recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a Software as a Service (“SaaS”) model.

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

Our revenue recognition for software elements is based on ASC 985-605 - Software Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

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

For multiple-element arrangements that include non-software elements and software not essential to the hardware's functionality, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. In order to allocate revenues based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence ("TPE"), and estimated selling price ("ESP"). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Then we further allocate the consideration within the software group to the respective elements within that group following the residual method. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Software License: Amounts allocated to software license revenues that do not require significant customization are recognized at the time of delivery of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance of the undelivered element(s) has occurred or when VSOE is established for the undelivered element(s). If support or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Software and Cloud Subscriptions: We recognize revenues for our software and cloud subscriptions ratably over the contract term primarily commencing with the date the services are made available to customers and all other revenue recognition criteria have been satisfied. Most of our software and cloud subscriptions customer base is on monthly terms and accordingly we bill for these services monthly.

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

For services performed on a time-and-materials basis, revenues are recognized when the services are performed. On occasion, we enter into fixed or “not to exceed” fee arrangements. In these types of arrangements, revenues are recognized as services are proportionally performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. If, in the services element of the arrangement we perform significant production, modification or customization of our software, we account for the entire arrangement, inclusive of the software license revenues, using contract accounting as the software and services do not meet the criteria for separation. Revenues from training engagements are generally recognized as the services are performed.

Our revenue recognition for non-software elements is based on ASC 605-Revenue Recognition ("ASC 605"). Revenues for sales of hardware products and other are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

Hardware and Other: Hardware equipment revenues are recognized based upon the accounting guidance contained in ASC 605. Hardware maintenance contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements.

For multiple-element arrangements that include non-software elements and software essential to the hardware's functionality, we allocate revenues to all deliverables based on their relative selling prices. In order to allocate revenues based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, TPE, and ESP. VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Allowance for Doubtful Accounts

We record allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical collections experience, third party credit agency information, age of the accounts receivable balance, customer financial statements and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, we record an adjustment to bad debt expense in the period in which the difference occurs.

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

As of September 30, 2014, we held $41 million of cash in foreign jurisdictions that may be subject to additional U.S. tax if repatriated (61% of our foreign cash of $67 million). As discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations, management considers our domestic cash needs in this decision. We recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
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
As required by ASC 718, we recognize share-based compensation expense for share-based payments awards that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Share-based payments expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. To the extent our actual forfeitures are different than our estimates, we record an adjustment for the differences in the period that the awards vest, and such adjustments could materially affect our operating results. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate. In addition, for restricted units with performance conditions we recognize share-based compensation expense in the period when it becomes probable that the performance condition will be achieved and reverse cumulative stock compensation expense in the event that such performance conditions are no longer deemed probable of being achieved. We recognize expense on a ratable basis over the requisite service period, which is generally four years for awards with explicit service periods and is derived from valuation models for awards with market conditions.

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
Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At September 30, 2014, under the 2011 Credit Agreement, we had $818.8 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes due 2019, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.0% LIBOR floor. The revolving credit facility bears interest at floating rates. As of September 30, 2014, we had no borrowings outstanding under the revolving credit facility.

As of September 30, 2014, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning June 30, 2013 through September 30, 2015. As of September 30, 2014, the notional amount of the interest rate swap was $341.2 million.

As of September 30, 2014, the 3-month LIBOR rate was 0.24%. As our term loans and swap have LIBOR floors of 1.00% and 1.25%, respectively, as of September 30, 2014, changes in the 3-month LIBOR below 1.00% would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of September 30, 2014, hypothetical changes in the 3-month LIBOR below 1.00% would not affect our interest expense. Changes in the LIBOR between 1.00% and 1.25% would impact interest expense on our term loans. A hypothetical change in the 3-month LIBOR rate from 1.00% to 1.25% would increase our interest expense by approximately $2.0 million annually, calculated as 0.25% of the outstanding principal amount of our term loans as of September 30, 2014. Changes in the LIBOR above 1.25% would impact interest expense on our swap and our term loans. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $4.8 million annually, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap.

See Note 7 - Derivative Instruments and Hedging Activities in our audited consolidated financial statements.

Foreign Currency Risk

We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Hungarian Forint and Venezuelan Bolivar. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the year ended September 30, 2014, we recorded a net foreign currency loss of approximately $1.0 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Epicor Software Corporation

We have audited the accompanying consolidated balance sheets of Epicor Software Corporation (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholder’s equity and cash flows for each of the years ended September 30, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epicor Software Corporation at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years ended September 30, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 and 2013 consolidated financial statements have been restated for the correction of certain errors in the income taxes accounts.

/s/ Ernst & Young LLP

San Francisco, California
December 17, 2014

EPICOR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except share data)	2014	2013
		(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$130,359	$82,902
Accounts receivable, net of allowances of $10,152 and $13,725 at September 30, 2014 and September 30, 2013, respectively	127,772	136,640
Inventories, net	4,188	3,951
Deferred tax assets	6,616	23,438
Income tax receivable	7,604	10,941
Prepaid expenses and other current assets	33,325	37,026
Total current assets	309,864	294,898
Property and equipment, net	49,476	64,931
Intangible assets, net	595,105	730,510
Goodwill	1,288,028	1,297,064
Deferred financing costs	23,607	29,514
Other assets	18,516	12,095
Total assets	$2,284,596	$2,429,012
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,978	$29,625
Payroll related accruals	50,984	39,704
Deferred revenue	154,800	157,247
Current portion of long-term debt	5,200	22,100
Accrued interest payable	16,711	16,711
Accrued expenses and other current liabilities	51,106	60,034
Total current liabilities	306,779	325,421
Long-term debt, net of unamortized discount of $5,823 and $6,182 at September 30, 2014 and September 30, 2013, respectively	1,272,727	1,290,283
Deferred income tax liabilities	207,983	246,423
Loan from affiliate	1,346	2,206
Other liabilities	37,872	46,432
Total liabilities	1,826,707	1,910,765
Commitments and contingencies (Note 15)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2014 and September 30, 2013	610,500	647,000
Additional paid-in capital	20,100	13,081
Accumulated deficit	(149,838)	(128,989)
Accumulated other comprehensive loss	(22,873)	(12,845)
Total stockholder’s equity	457,889	518,247
Total liabilities and stockholder’s equity	$2,284,596	$2,429,012
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
(in thousands)	2014	2013	2012
		(Restated)	(Restated)
Revenues:
Software and software related services:
Software license	$152,891	$141,522	$139,171
Software and cloud subscriptions	87,591	81,552	70,277
Software support	432,249	414,850	359,939
Total software and software related services	672,731	637,924	569,387
Professional services	233,390	234,604	205,595
Hardware and other	88,835	89,203	80,475
Total revenues	994,956	961,731	855,457
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	147,709	144,748	130,010
Cost of professional services revenues[1]	177,974	180,129	161,618
Cost of hardware and other revenues[1]	65,501	69,619	64,776
Sales and marketing	170,667	165,240	147,446
Product development	104,696	102,573	83,304
General and administrative	70,469	76,580	75,702
Depreciation and amortization	183,131	160,865	138,985
Acquisition-related costs	8,780	8,561	8,845
Restructuring costs	3,896	4,890	4,776
Total operating expenses	932,823	913,205	815,462
Operating income	62,133	48,526	39,995
Interest expense	(87,108)	(92,669)	(90,483)
Other expense, net	(911)	(992)	(133)
Loss before income taxes	(25,886)	(45,135)	(50,621)
Income tax benefit	(5,037)	(13,177)	(8,735)
Net loss	$(20,849)	$(31,958)	$(41,886)
Comprehensive loss:
Net loss	$(20,849)	$(31,958)	$(41,886)
Other comprehensive loss (Note 16):
Unrealized loss on cash flow hedges, net of taxes	(286)	(296)	(2,967)
Realized loss on cash flow hedge reclassified into interest expense, net of tax	1,968	1,185	—
Unrealized gain (loss) on pension plan liabilities, net of taxes	(438)	383	(1,000)
Foreign currency translation adjustment	(11,272)	(6,627)	(207)
Total other comprehensive loss, net of taxes	(10,028)	(5,355)	(4,174)
Comprehensive loss	$(30,877)	$(37,313)	$(46,060)

 (1) Exclusive of depreciation of property and equipment and amortization of intangible assets, which is shown separately below.
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder's
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Equity
As previously reported, September 30, 2011	100	$647,000	$—	$(55,968)	$(3,316)	$587,716
Restatement adjustment	—	—	—	823	—	823
Balance, September 30, 2011, as Restated	100	647,000	—	(55,145)	(3,316)	588,539
Share-based compensation expense	—	—	8,308	—	—	8,308
Foreign currency translation adjustment (2)	—	—	—	—	(207)	(207)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(2,967)	(2,967)
Net unrealized loss on post-retirement benefit plans (2)	—	—	—	—	(1,000)	(1,000)
Net loss, as Restated	—	—	—	(41,886)	—	(41,886)
Balance, September 30, 2012, as Restated	100	647,000	8,308	(97,031)	(7,490)	550,787
Share-based compensation expense	—	—	4,773	—	—	4,773
Foreign currency translation adjustment (2)	—	—	—	—	(6,627)	(6,627)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(296)	(296)
Realized loss on cash flow hedges reclassified into interest expense, net of taxes	—	—	—	—	1,185	1,185
Net unrealized gain on post-retirement benefit plans (2)	—	—	—	—	383	383
Net loss, as Restated	—	—	—	(31,958)	—	(31,958)
Balance, September 30, 2013, as Restated	100	647,000	13,081	(128,989)	(12,845)	518,247
Dividends to EGL Midco	—	(36,500)	—	—	—	(36,500)
Share-based compensation expense for equity classified awards (1)	—	—	7,019	—	—	7,019
Foreign currency translation adjustment (2)	—	—	—	—	(11,272)	(11,272)
Unrealized loss on cash flow hedges, net of taxes	—	—	—	—	(286)	(286)
Realized interest expense on cash flow hedges reclassified into interest expense, net of taxes	—	—	—	—	1,968	1,968
Net unrealized loss on post-retirement benefit plans (2)	—	—	—	—	(438)	(438)
Net loss	—	—	—	(20,849)	—	(20,849)
Balance, September 30, 2014	100	$610,500	$20,100	$(149,838)	$(22,873)	$457,889
(1) Excludes $859 thousand of share based compensation expense for awards classified as liabilities.
(2) During the years ended September 30, 2014, 2013 and 2012, there was no tax effect of the unrealized gain (loss) on post-retirement benefit plans because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2014	2013	2012
		(Restated)	(Restated)
Operating activities:
Net loss	$(20,849)	$(31,958)	$(41,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	7,878	4,773	8,308
Depreciation and amortization	183,131	160,865	138,985
Amortization of deferred financing costs and original issue discount and loss on extinguishment of debt	7,540	6,825	5,252
Loss on disposal of assets	—	135	520
Provision for doubtful accounts	2,021	3,291	7,762
Deferred income taxes	(25,823)	(25,228)	(18,143)
Changes in assets and liabilities:
Trade accounts receivable	5,565	4,809	(15,870)
Inventories	(238)	421	344
Prepaid expenses and other assets	3,450	739	4,018
Accounts payable	(1,531)	(3,325)	2,205
Deferred revenue	(1,069)	16,549	17,660
Accrued expenses and other	(4,159)	3,051	24,442
Net cash provided by operating activities	155,916	140,947	133,597
Investing activities:
Purchases of property and equipment	(19,330)	(17,188)	(25,828)
Capitalized computer software and database costs	(11,917)	(11,341)	(11,073)
Acquisitions of businesses, net of cash acquired	—	(152,830)	(4,856)
Sale of short-term investments	—	1,440	653
Net cash used in investing activities	(31,247)	(179,919)	(41,104)
Financing activities:
Payments on long-term debt	(34,815)	(8,625)	(8,700)
Payment of dividends	(36,500)	—	—
Proceeds of loan from affiliate	—	—	2,206
Payments to affiliate	(1,719)	—	—
Proceeds from issuance of senior secured term loan	—	3,050	—
Payments of financing fees	(1,350)	(1,641)	—
Net cash used in financing activities	(74,384)	(7,216)	(6,494)
Effect of exchange rate changes on cash	(2,828)	(1,586)	(119)
Net change in cash and cash equivalents	47,457	(47,774)	85,880
Cash and cash equivalents, beginning of period	82,902	130,676	44,796
Cash and cash equivalents, end of period	130,359	82,902	130,676

Supplemental disclosures of cash flow information:
Cash payments for interest	79,739	85,414	83,582
Cash payments for income taxes, (net)	19,511	13,714	7,103
The accompanying notes are an integral part of these consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICY INFORMATION

Description of Business

Epicor Software Corporation (“we”, “our”, “us”, “Epicor” and “the Company”) is a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We serve customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). We provide industry-specific solutions to the manufacturing, distribution, retail and services sectors. Our fully integrated solutions, which primarily include software, professional services and support services and may include hardware products, are considered “mission critical” to many of our customers, as they manage the flow of information across the core functions, operations and resources of their businesses and ultimately to their customers and suppliers.

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

Basis of Presentation

The accompanying audited consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. The accompanying consolidated balance sheets as of September 30, 2014 and 2013, the consolidated statements of comprehensive loss and the consolidated statements of cash flows for the years ended September 30, 2014, 2013 and 2012 represent the financial position, results of operations and cash flows of the Company and our wholly owned subsidiaries as of and for those periods. In the opinion of our management, the accompanying audited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to present fairly our financial position at September 30, 2014 and September 30, 2013 and the results of our operations and our cash flows for the years ended September 30, 2014, 2013 and 2012.

Certain reclassifications have been made to our prior period presentation to conform to the current period presentation. Beginning in fiscal 2014, we elected to change the presentation of the revenues and cost of revenues sections of our consolidated statements of comprehensive loss to better align our presentation with other companies in our industry and to enhance comparability. Beginning in fiscal 2014, within revenues and cost of revenues, we present software and software related services, professional services and hardware and other. Prior periods have been reclassified to conform to the current period presentation. The change in presentation had no effect on the total amount of revenues or cost of revenues and no change has been made to the Company’s reporting segments.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2014, 2013 and 2012 relate to our fiscal years ended September 30, 2014, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending September 30.

Use of Estimates

The accompanying audited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”). GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our audited consolidated financial statements will be affected.

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

•
Software and cloud subscriptions revenues - Revenues from recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a Software as a Service (“SaaS”) model.

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

Our revenue recognition for software elements is based on ASC 985-605 - Software Revenue Recognition. Revenue for sales of software licenses is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

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

For multiple-element arrangements that include non-software elements and software not essential to the hardware's functionality, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. In order to allocate revenues based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, third-party evidence ("TPE"), and estimated selling price ("ESP"). VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Then we further allocate the consideration within the software group to the respective elements within that group following the residual method. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Software License: Amounts allocated to software license revenues that do not require significant customization are recognized at the time of delivery of the software when VSOE of fair value for all undelivered elements exists and all the other revenue recognition criteria have been met. If VSOE of fair value does not exist for all undelivered elements, license revenue is deferred and recognized when delivery or performance of the undelivered element(s) has occurred or when VSOE is established for the undelivered element(s). If support or consulting is the only remaining element for which VSOE of fair value does not exist, then the related license revenue is recognized over the performance period of the service.

Software and Cloud Subscriptions: We recognize revenues for our software and cloud subscriptions ratably over the contract term primarily commencing with the date the services are made available to customers and all other revenue recognition criteria have been satisfied. Most of our software and cloud subscriptions customer base is on monthly terms and accordingly we bill for these services monthly.

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

For services performed on a time-and-materials basis, revenues are recognized when the services are performed. On occasion, we enter into fixed or “not to exceed” fee arrangements. In these types of arrangements, revenues are recognized as services are proportionally performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. If, in the services element of the arrangement we perform significant production, modification or customization of our software, we account for the entire arrangement, inclusive of the software license revenues, using contract accounting as the software and services do not meet the criteria for separation. Revenues from training engagements are generally recognized as the services are performed.

Our revenue recognition for non-software elements is based on ASC 605 - Revenue Recognition. Revenues for sales of hardware products and other are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

Hardware and Other: Hardware equipment revenues are recognized based upon the accounting guidance contained in ASC 605. Hardware maintenance contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements.

For multiple-element arrangements that include non-software elements and software essential to the hardware's functionality, we allocate revenues to all deliverables based on their relative selling prices. In order to allocate revenues based on each deliverables relative selling price, we have established the best estimated selling price for each item using a hierarchy of VSOE, TPE, and ESP. VSOE generally only exists when we sell the deliverable separately and is the price actually charged for that deliverable. TPE of selling price represents the price charged by other vendors of largely interchangeable products in standalone sales to similar customers. ESPs reflect our best estimate of what the selling prices would be if they were sold regularly on a stand-alone basis. We determine ESP for a product or service by considering multiple factors, including, but not limited to, transaction size, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Accounts Receivable

Accounts receivable are comprised of gross amounts invoiced to customers and accrued revenue. We offset our accounts receivable and deferred revenue for invoices for which the maintenance period has not started as of the balance sheet date.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts receivable based upon expected collectability. The reserve is generally established based upon an analysis of our aged receivables. Additionally, if necessary, a specific reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. We also regularly review the allowance by considering factors such as historical collections experience, third party credit agency information, age of the accounts receivable balance, customer financial statements and current economic conditions that may affect a customer’s ability to pay. If actual bad debts differ from the reserves calculated, we record an adjustment to bad debt expense in the period in which the difference occurs.

Activity in our allowance for doubtful accounts was as follows (in thousands):

Amount
Balance at September 30, 2011	$6,042
Provision	7,762
Write-offs, recoveries and adjustments	(1,767)
Balance at September 30, 2012	12,037
Provision	3,291
Write-offs, recoveries and adjustments	(1,603)
Balance at September 30, 2013	13,725
Provision	2,021
Write-offs, recoveries and adjustments	(5,594)
Balance at September 30, 2014	$10,152

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

Prepaid Expenses and Other Current Assets

The following table presents a detail of prepaid expenses and other current assets (in thousands):

	As of September 30,
	2014	2013
Prepaid expenses	$22,780	$22,508
Other receivables	7,958	12,005
Deferred costs	2,446	2,417
Other	141	96
Total	$33,325	$37,026

Property and Equipment

Land, buildings, leasehold improvements, furniture, fixtures and equipment are stated at cost, net of accumulated depreciation and amortization. Buildings are depreciated using the straight-line method over thirty-two years. Leasehold improvements are amortized using the straight-line method over the life of the lease or the estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (two to ten years).

Software and Database Development Costs

In accordance with relevant authoritative accounting principles, costs incurred internally in creating computer software products are expensed until technological feasibility has been established which is typically evidenced by a working model. Thereafter and until general release, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Costs incurred related to the development of databases are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized using the greater of the amount computed using (a) the ratio that current gross revenues to the total anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product not to exceed five years. Currently, we amortize our software and database development costs using the straight-line method over a period of three years. We are required to use our professional judgment in determining whether software development costs meet the criteria for immediate expense or capitalization using the criteria described above and evaluate software and database development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The net realizable value is based on the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. We capitalized software and database development costs of approximately $11.9 million, $11.3 million and $11.1 million for the years ended September 30, 2014, 2013 and 2012, respectively, and we incurred amortization expense of approximately $9.8 million, $6.4 million and $2.8 million for the years ended September 30, 2014, 2013 and 2012, respectively, which has been recorded in depreciation and amortization in our consolidated statements of comprehensive loss. We had no write-offs of software or database development costs for the years ended September 30, 2014, 2013 or 2012.

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

Long-Lived Assets

We periodically review the carrying amounts of property and equipment and other long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition, less the estimated future cash outflows necessary to obtain those inflows. During the fourth quarter of fiscal 2014, we recorded an impairment of $9.0 million to reduce the carrying value of a building in Montreal, Canada to fair value. Additionally, we recorded impairments of $4.6 million for leasehold improvements and furniture and fixtures related to other facilities in the United States which we will be abandoning upon exiting certain leased facilities. See Note 3 - Property and Equipment for further information regarding these impairments.

Deferred Financing Costs and Original Issue Discounts

Financing costs are deferred and amortized to interest expense using the effective interest method. Our deferred financing costs were $23.6 million and $29.5 million at September 30, 2014 and 2013, respectively. At the time of any repurchases or retirements of related debt, a proportionate amount of net deferred financing costs are written off and included in the calculation of gain/(loss) on retirement in the consolidated statement of comprehensive loss. We recorded new deferred financing costs of $1.5 million during the year ended September 30, 2013 in connection with amendments to our 2011 Credit Agreement, as amended (the "2011 Credit Agreement"). We recognized amortization of deferred financing costs totaling $5.5 million, $5.4 million and $4.2 million during the years ended September 30, 2014, 2013 and 2012, respectively, which have been recorded in interest expense in the consolidated statements of comprehensive loss. During the year ended September 30, 2014, in connection with an amendment to our 2011 Credit Agreement, we reduced deferred financing costs by $0.4 million for a loss on retirement of debt, which was included in other expense, net in the consolidated statement of comprehensive loss for the year ended September 30, 2014.

Borrowings are recorded net of applicable discounts which are amortized to interest expense in the consolidated statement of operations using the effective interest method. Unamortized discounts were $5.8 million and $6.2 million at September 30, 2014 and 2013, respectively. We recorded amortization of original issue discounts on our 2011 Credit Agreement totaling $1.5 million, $1.4 million and $1.0 million during the years ended September 30, 2014, 2013 and 2012, respectively. During the year ended September 30, 2014, in connection with amendments to our 2011 Credit Agreement, we recorded new original issue discounts of $1.2 million, and we reduced original issue discount by $0.1 million for a loss on retirement of debt, which was included in other expense, net in the consolidated statements of comprehensive loss for the year ended September 30, 2014.

Other Assets

Other assets consist of the following (in thousands):

	As of September 30,
	2014	2013
		(Restated)
Long-term deferred tax assets	$7,735	$1,978
Long-term deposits	4,426	4,734
Life insurance contracts and other	6,355	5,383
Total	$18,516	$12,095

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,
	2014	2013
		(Restated)
Restructuring	$3,531	$3,432
Professional fees	1,079	3,339
Sales tax	6,437	7,668
Income tax	8,443	8,899
Customer deposits	3,827	2,990
Accrued shareholder litigation settlement	—	7,800
Accrued royalty and referral fees	2,840	3,649
Payroll tax liability	5,041	4,253
Accrued sales conference costs	2,821	3,348
Other current liabilities	17,087	14,656
Total	$51,106	$60,034

Deferred Revenues

Deferred revenues represent amounts invoiced or payments received from customers for software licenses, software and cloud subscriptions, software and hardware support and professional services in advance of recognizing revenues or performing services. We defer revenues for any undelivered elements for which payment has been received or we have an obligation to perform, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements.

Advertising Costs

We expense all advertising costs as incurred. These costs are included in sales and marketing expense in our statements of comprehensive loss. We recognized advertising expense of $7.1 million, $7.6 million and $6.7 million, respectively, for the years ended September 30, 2014, 2013 and 2012.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Factors affecting the recoverability of our deferred tax assets include our ability to meet future income projections and the success of our tax planning strategies. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in the period such changes are enacted. A valuation allowance is established against deferred tax assets if the future realization of these assets is not likely based on the weight of the available evidence.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

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

We are included in the consolidated federal income tax return of our indirect parent company, EGL Midco. We provide for income taxes under the separate return method, by which Epicor and its domestic subsidiaries compute tax expense as though they file a separate federal income tax return.  Under the separate company method, our income tax (benefit) does not account for the taxable income or expense of EGL Midco, which primarily is comprised of the Midco Notes interest expense ("Midco Interest Expense"). The Midco Interest Expense is included in our consolidated federal income tax return and certain state income tax returns when they are actually filed. We have not entered into a tax sharing agreement with EGL Midco. We may enter into a tax sharing agreement with EGL Midco in the future. We will benefit from approximately $36.5 million of interest expense from the Midco Notes in our consolidated federal income tax return and certain state returns for the period ended September 30, 2014, none of which is included under the separate company method in our tax provision.

See Note 9 - Income Taxes for additional discussion regarding income taxes.

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

Foreign Currency

The functional currency of our foreign entities is generally the respective local country’s currency. Assets and liabilities of such foreign entities are translated into the reporting currency (USD) using the exchange rates on the balance sheet dates. Revenues and expenses are translated into the reporting currency using the average exchange rates prevailing during the period.

Translation adjustments are included in accumulated other comprehensive loss within stockholders equity in the consolidated balance sheets. For the years ended September 30, 2014, 2013 and 2012, we recorded translation losses of $11.3 million, $6.6 million and $0.2 million, respectively.

Certain legal entities maintain accounting records in a currency other than the entity’s functional currency, in which case financial information is remeasured to the entity’s functional currency. We have an on-going program to evaluate our foreign currency risk and to minimize the risks whenever possible through leading and lagging accounts payables and accounts receivables, centralized cash management and other forms of natural hedging. Additionally, we enter into certain foreign currency transactions whereby changes in exchange rates between an entity’s functional currency and the currency in which a transaction is denominated results in foreign currency transaction gains and losses, which are also included in other expense, net in the consolidated statements of comprehensive loss. For the years ended September 30, 2014, 2013 and 2012, we recorded realized and unrealized transaction losses of $1.0 million, $1.3 million and $0.9 million, respectively.

Share-Based Payments

In November 2011, the Board of Directors of Eagle Topco, L.P., a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Partnership Unit plan for purposes of compensation of our employees and certain directors. During fiscal 2014, 2013 and fiscal 2012, we granted restricted partnership units to certain management and board members as compensation for their services. We account for share-based payments, including grants of restricted units in Eagle Topco in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of comprehensive loss based on their fair values and the estimated number of shares or units we ultimately expect will vest. For awards which vest based on service conditions (Annual Units), we recognize share-based compensation expense using the accelerated expense attribution method, which separately recognizes compensation cost for each vesting tranche over its vesting period. For awards which vest based on performance conditions (Performance Units), we recognize share-based compensation expense during periods when the performance conditions have been established and the Company believes it is probable that it will meet those performance conditions. For awards which vest based on return on partnership capital (Exit Units), the Company recognizes compensation expense at the date of the liquidity event generating the return on capital. For awards which the Company repurchases upon employee departure (Series B Units in Eagle Topco), the Company recognizes changes in the fair value of the awards as compensation expense.

Certain Risks and Concentrations

We perform ongoing credit evaluations of our customers and generally do not require collateral from our customers. We believe no significant concentrations of credit risk exist as of September 30, 2014 and 2013.

No single customer accounted for more than 10% of our revenues during the periods presented.

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

Components of Cost of Software and Software Related Services Revenues

The components of our cost of software and software related services revenues were as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012

Software license	$19,766	$19,542	$20,688
Software and cloud subscriptions	30,322	27,249	24,532
Software support	97,621	97,957	84,790
Total	$147,709	$144,748	$130,010

Non-Cash Investing Activities on Statement of Cash Flows

During the year ended September 30, 2014, we installed $2.4 million of leasehold improvements which were paid directly by the landlord for our facility in Bensalem, Pennsylvania. We have excluded these leasehold improvements from Purchases of Property and Equipment in our consolidated statements of cash flows as they represent a non-cash investing activity.

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting (Topic 805) (ASU 2014-17). This new guidance provides companies an option to apply pushdown accounting in the reporting period in which a change-in-control event occurs. In pushdown accounting, an acquired entity’s separate financial statements reflect the acquirer’s new basis of accounting for the acquiree’s assets and liabilities. The guidance also allows any subsidiary of an acquired entity to apply pushdown accounting to its separate financial statements, regardless of whether the acquired entity elects to apply pushdown accounting. Further, the guidance clarifies that any acquisition-related liability incurred by the acquirer is recognized in the acquiree’s separate financial statements only if it represents an obligation of the acquiree, and it must be recognized in accordance with other applicable GAAP (e.g., joint and several liability arrangement under ASC 405-40). In connection with the issuance of ASU 2014-17, the Securities and Exchange Commission (SEC) staff rescinded SAB Topic 5.J, New Basis of Accounting Required in Certain Circumstances, however the guidance contained in SAB 5J remains in paragraphs ASC 805-50-S99-1 through S99-2. The SEC staff is expected to instruct the FASB to delete these paragraphs. ASU 2014-17 is effective immediately. Acquired entities may elect to apply it to any future transaction or to their most recent event in which an acquirer obtains or obtained control of them. However, if the financial statements for the period encompassing the most recent event in which an acquirer obtained control of the acquired entity have already been issued or made available to be issued, the application of pushdown accounting will be accounted for retrospectively as a change in accounting principle. The adoption of ASU 2014-17 will affect our disclosures related to debt issued by our parent company Eagle Midco, Inc., however, the adoption of ASU 2014-17 will not require us to push down Eagle Midco's debt to our financial statements, because we do not have joint and several liability for Eagle Midco's debt. We plan to update our disclosures regarding the Midco Notes after the guidance in paragraphs ASC 805-50-S99-1 through S99-2 is removed.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (ASU 2014-15). This new guidance requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. We will be required to make this evaluation for both annual and interim reporting periods, if applicable. We will also be required to evaluate and disclose whether our plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our fiscal 2017) and interim periods within annual periods beginning after December 15, 2016 (our fiscal 2018). Early adoption is permitted. We do not believe that the adoption of ASU 2014-15 will impact our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718) (ASU 2014-12). This new guidance requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period to be accounted for as a performance condition under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. ASU 2014-12 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods (our fiscal 2017). We have the option to apply this guidance on a prospective basis or on a modified retrospective basis. Our share based compensation awards do not contain performance targets which could be achieved after the requisite service period. Accordingly, we do not currently expect the adoption of ASU 2014-12 to affect our financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires companies to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exist at the reporting date and presumes disallowance of the tax position at the reporting date. ASU 2013-11 will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, which will be our fiscal year 2015. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of ASU 2013-11 will materially affect our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which requires companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments are effective for public companies for fiscal years beginning after December 15, 2013, which will be our fiscal year 2015. The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We will release related cumulative translation adjustments into earnings for qualifying derecognition events which occur after the effective date.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
We identified material errors in our income tax provision and associated accounts during the fiscal year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and on our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. The consolidated statements of stockholder's equity were revised to reflect a 2011 income tax benefit adjustment resulting in an increase to retained earnings and total stockholder’s equity of $0.8 million.  Revisions to decrease goodwill associated with tax adjustments from the 2011 merger of approximately $1.2 million are reflected in the beginning balance as of October 1, 2012.
The following tables summarize the impact of the restatement on our consolidated statements of comprehensive loss (in thousands):

	Year Ended September 30, 2013
	Previously Reported	Adjustments	As Restated
Income tax benefit	$(4,762)	$(8,415)	$(13,177)
Net loss	$(40,373)	$8,415	$(31,958)
Comprehensive loss	$(45,728)	$8,415	$(37,313)

	Year Ended September 30, 2012
	Previously Reported	Adjustments	As Restated
Income tax benefit	$(11,535)	$2,800	$(8,735)
Net loss	$(39,086)	$(2,800)	$(41,886)
Comprehensive loss	$(43,260)	$(2,800)	$(46,060)

The following tables summarize the impact of the restatement on our consolidated balance sheets (in thousands):

	As of September 30, 2013
	Previously Reported	Adjustments	As Restated
Deferred tax assets (current)	$21,497	$1,941	$23,438
Goodwill	$1,301,913	$(4,849)	$1,297,064
Other assets (non-current)	$10,117	$1,978	$12,095
Accrued expenses and other current liabilities	$66,243	$(6,209)	$60,034
Deferred income tax liabilities (non-current)	$246,919	$(496)	$246,423
Other liabilities (non-current)	$47,095	$(663)	$46,432
Accumulated deficit	$(135,427)	$6,438	$(128,989)
The following tables summarize the impact of the restatement on our consolidated statements of cash flows (in thousands):

	Year Ended September 30, 2013
	Previously Reported	Adjustments	As Restated
Net loss	$(40,373)	$8,415	$(31,958)
Change in deferred income taxes	$(21,464)	$(3,764)	$(25,228)
Change in accrued expenses and other	$7,702	$(4,651)	$3,051
Net cash provided by operating activities	$140,947	$—	$140,947

	Year Ended September 30, 2012
(in thousands)	Previously Reported	Adjustments	As Restated
Net loss	$(39,086)	$(2,800)	$(41,886)
Change in deferred income taxes	$(20,562)	$2,419	$(18,143)
Change in accrued expenses and other	$24,061	$381	$24,442
Net cash provided by operating activities	$133,597	$—	$133,597

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	As of September 30,
	2014	2013
Furniture and equipment	$80,552	$64,733
Buildings	4,741	11,480
Leasehold improvements	24,117	22,798
Land	2,209	5,040
Gross property and equipment	111,619	104,051
Less accumulated depreciation	(62,143)	(39,120)
Total	$49,476	$64,931

During the fourth quarter of fiscal 2014, we signed a letter of intent to sell the Montreal building and land for $5.8 million, and we determined that the proposed sale price approximated fair value. As a result, we recorded a $9.0 million impairment loss within depreciation and amortization expense to reduce the carrying value of our building in Montreal, Canada to its fair value. We currently occupy the building, and as a result the building remains classified as held and used as of September 30, 2014. Additionally, during the fourth quarter of fiscal 2014, we recorded a $4.6 million impairment loss within depreciation and amortization expense to reduce the carrying value of certain leasehold improvements and furniture and fixtures related to other facilities in the United States to their fair market value. We plan to exit the related leased space during fiscal 2015, and in conjunction with the planned exit activities, we plan to abandon the leasehold improvements and a portion of the furniture and fixtures. We included the impairment charges within Depreciation and Amortization in the audited consolidated statements of comprehensive loss.

The impairments recorded during the fourth quarter of fiscal 2014 represent level 3 fair value measurements, because the values are dependent upon unobservable data. We determined that the proposed sale price of the Montreal building and land approximated its fair value by utilizing a third party appraisal specialist to evaluate the sales prices of comparable properties in the Montreal area, and considering restrictions applicable to our Montreal building. In determining the fair value of the leasehold improvements and furniture, we estimated the market participant selling price for the assets considering their age and condition.
Acquired property and equipment was adjusted to its estimated fair values. See Note 19 - Acquisitions and Related Transactions for further details.

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
Annual Goodwill Impairment Test
We perform a goodwill impairment test on an annual basis on July 1 or when there are indicators of impairment. Testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.
As of July 1, 2014, we performed our annual goodwill impairment test. We determined the fair value of our reporting units using a discounted cash flow model, which included three years of projected cash flows and run-out projections to reach a 3% terminal growth rate in revenues. We discounted the cash flows using a market participant discount rate of 10.5%. We noted that the fair value of each reporting unit exceeded the carrying value of the reporting unit by at least 20%, which we believe is a substantial amount. As a result, we did not record an impairment of goodwill at any of our reporting units as of July 1, 2014.
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
We did not note any indicators that goodwill was impaired as of September 30, 2014. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
The following table presents a roll-forward of goodwill for fiscal 2013 and fiscal 2014 (in thousands):

	ERP	Retail Solutions	Retail Distribution	Total
Goodwill at September 30, 2012, as Restated	696,180	211,676	286,268	1,194,124
Goodwill recorded with purchase of Solarsoft Business Systems, as Restated	91,941	—	16,896	108,837
Translation adjustments	(6,207)	1,600	(1,290)	(5,897)
Goodwill at September 30, 2013, as Restated	781,914	213,276	301,874	1,297,064
Translation adjustments	(9,036)	—	—	(9,036)
Goodwill at September 30, 2014	$772,878	$213,276	$301,874	$1,288,028

NOTE 5—INTANGIBLE ASSETS

The components of intangible assets are as follows as of September 30 (in thousands):

	2014			2013			Estimated
	Gross		Net	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Lives
	Amount	Amortization	Amount	Amount	Amortization	Amount	(In Years)
Technology based	$389,673	$(195,759)	$193,914	$389,813	$(132,846)	$256,967	5-10
Customer based	519,964	(191,323)	328,641	521,578	(134,038)	387,540	1-10
Capitalized software and database costs	38,605	(19,220)	19,385	26,688	(9,413)	17,275	3
Trademarks and tradenames	83,355	(39,761)	43,594	83,615	(27,923)	55,692	7
Other	20,554	(10,983)	9,571	20,568	(7,532)	13,036	1-10
Total	$1,052,151	$(457,046)	$595,105	$1,042,262	$(311,752)	$730,510

We recorded amortization expense of approximately $146.0 million, $141.7 million and $124.2 million for the years ended September 30, 2014, 2013 and 2012, of which $145.9 million, $141.4 million and $123.6 million, respectively, was recorded as depreciation and amortization and $0.1 million, $0.3 million and $0.6 million (related to favorable lease assets), respectively, was recorded as general and administrative expense in the consolidated statements of comprehensive loss. Estimated amortization expense for each of the next five years is $145.8 million, $132.6 million, $106.4 million, $79.7 million, and $56.3 million, respectively.
NOTE 6 — DEBT
Total debt in the periods presented consisted of the following (in thousands):

	As of September 30,
	2014	2013
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $5,823 and $6,182, respectively	$812,927	$847,368
Senior Notes due 2019	465,000	465,000
Convertible Senior Notes	—	15
Total debt	1,277,927	1,312,383
Current portion (1)	5,200	22,100
Total long-term debt, net of discount	$1,272,727	$1,290,283

(1) Includes a mandatory prepayment of $5.2 million as of September 30, 2014. Includes scheduled principal payments of $8.6 million plus a mandatory prepayment of $13.5 million as of September 30, 2013. See "2011 Senior Secured Credit Agreement" below for details regarding mandatory prepayment.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $818.8 million (before unamortized original issue discount) as of September 30, 2014 and a revolving credit facility with a borrowing capacity of $103.0 million. As of September 30, 2014, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of September 30, 2014, the interest rate applicable to the term loans was 4.0%.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin applicable to borrowings under the term loans included in the 2011 Credit Agreement. Amendment No. 1 provided for the refinancing of the then outstanding balance of $857.0 million of our existing Term B Loans under the 2011 Credit Agreement with $860.0 million of Term B-1 Loans. The interest rate on the Term B-1 Loans was based, at our option, on a LIBOR rate, plus a margin of 3.25% per annum, with a LIBOR floor of 1.25%, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.25% per annum. Additionally, the annual principal payments were reduced from $8.7 million per annum to $8.6 million per annum through fiscal 2017. The Term B-1 Loans were scheduled to mature on the same date as the original maturity date of the Term B Loans.

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

We accounted for Amendment No. 1 as a modification of debt because the cash flows under the amended term loans were not substantially different than the cash flows under the original term loans. We incurred $1.6 million of fees in connection with the amended term loans, and we recorded $1.5 million of those fees to deferred financing costs and $0.1 million of the fees to interest expense in accordance with GAAP. As Amendment No. 1 was accounted for as a modification, we are continuing to amortize the existing unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

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

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of $840.1 million of Term B-1 Loans under the 2011 Credit Agreement with $840.1 million of new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.0% per annum, with a LIBOR floor of 1.0% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.0% per annum. Amendment No. 3 increased our required principal payments by $6.3 million for fiscal 2014, decreased our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and decreased our payments during fiscal 2018 from $814.3 million to $808.6 million. The Term B-2 Loans mature on the same date as the original maturity date of the Term B and Term B-1 Loans. Additionally, the Amendment No. 3 removed the restriction on the Company's ability to repurchase its $465.0 million of Senior Notes due 2019.

We incurred $1.3 million of fees in connection with Amendment No. 3. We are amortizing $1.2 million of the fees to interest expense over the remaining term of the 2011 Credit Agreement, and we recorded $0.1 million of the fees directly to interest expense in accordance with GAAP. Additionally, we recorded a $0.5 million loss on extinguishment of debt to write off deferred financing costs and original issue discount allocable to lenders whose balances were transferred to other lenders in connection with Amendment No. 3. The loss on extinguishment of debt is included within other expense, net in our audited consolidated statements of comprehensive loss for the year ended September 30, 2014. The remainder of the unamortized deferred financing costs and original issue discount were allocable to lenders whose term loan balances were deemed to be modified. We are continuing to amortize the remaining unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

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

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain First Lien Senior Secured Leverage Ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of September 30, 2014, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 Credit Agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants discussed further below. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $79.4 million of excess cash flow during the year ended September 30, 2014, which required us to pay a prepayment of $19.9 million. We made a $15.0 million voluntary prepayment in September 2014, and we expect to pay the remaining mandatory prepayment of $4.9 million in December 2014, and we expect to pay a voluntary prepayment of $0.3 million during fiscal 2015. We generated $27.0 million of excess cash flow during the year ended September 30, 2013, and as a result, we paid a mandatory prepayment of $13.5 million in December 2013. We included this mandatory prepayment in the current portion of long-term debt as of September 30, 2013.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At September 30, 2014, the applicable ratio is 3.50 to 1.00, which will decrease to 3.25 to 1.00 on March 31, 2015 and will not decrease thereafter.

At September 30, 2014 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Convertible Senior Notes

We repaid the remaining outstanding principal amount of $15 thousand during fiscal 2014. As of September 30, 2014, no convertible senior notes remained outstanding.

Future Maturities of Long Term Debt

As of September 30, 2014, maturities of long term debt were $5.2 million in fiscal 2015, none in fiscal 2016, $5.0 million in fiscal 2017, $808.5 million in 2018 and $465.0 million in 2019.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the SEC (SAB Topic 5-J), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements under certain circumstances. We have considered these circumstances and determined that we do not meet any of the applicable criteria related to the Midco Notes and, accordingly, we have not reflected the Midco Notes in our audited consolidated financial statements for the year ended September 30, 2014 or any period presented.

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

On December 15, 2013 and June 15, 2014, we paid dividend payments of $18.5 million and $18.0 million, respectively, to EGL Midco to fund the December 15, 2013 and June 15, 2014 interest payments applicable to the Midco Notes. We recorded the dividend payments as reductions to common stock on our balance sheet as of September 30, 2014.

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

In August 2011, we entered into a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, and is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of September 30, 2014, the notional amount of the swap was $341.2 million.

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

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on our term loan. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We did not amend the 1.25% LIBOR floor contained in our interest rate swap, and accordingly, we incorporated the change to our hedged interest payments into our analysis and measurement of hedge effectiveness, noting that our interest rate swap remained highly effective as of September 30, 2014.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona and Hungarian Forint. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying consolidated statements of comprehensive loss and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the year ended September 30, 2014, we recorded a net foreign currency loss of approximately $1.0 million. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

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

We held forward contracts with the following notional amounts (in thousands):

	US Dollar Equivalent
	September 30, 2014	September 30, 2013
Euro	$17,126	$1,484
Australian Dollar	9,947	10,590
Swedish Krona	6,284	1,461
Hungarian Forint	4,059	988
Canadian Dollar	2,957	—
South African Rand	2,395	497
Malaysian Ringgit	1,556	523
British Pound	1,299	10,403
New Zealand Dollar	1,245	1,313
Mexican Peso	1,112	1,123
Total forward contract notional amounts	$47,980	$28,382

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2014	September 30, 2013
Foreign currency forward contracts	Prepaid expenses and other current assets	$187	$150

	Liability Derivatives (Fair Value)
	Balance Sheet Location	September 30, 2014	September 30, 2013
Interest rate swap	Other liabilities	$(2,579)	$(5,613)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(520)	(28)
Total liability derivatives		$(3,099)	$(5,641)

The following tables summarize the pre-tax effect of our interest rate swap and cap on our consolidated statements of comprehensive loss (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Year Ended September 30,
	2014	2013	2012
Unrealized loss recognized in other comprehensive loss on derivative (effective portion)	$(504)	$(472)	$(3,993)
Gain (loss) recognized in income on derivative (ineffective portion)	203	54	(22)
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(22)	(34)	(194)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(3,335)	(1,912)	—

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the years ended September 30, 2014 and 2013, we made interest payments of $3.5 million and $2.0 million for the swap, and in connection with those payments, we reclassified $3.3 million and $1.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining losses reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015. We expect to reclassify approximately $2.6 million of accumulated other comprehensive loss into interest expense over the next twelve months.

The following table summarizes the effect of our foreign currency forward contracts on our consolidated statements of comprehensive loss (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges:

	Year Ended September 30,
	2014	2013	2012
Included in other expense, net	$(813)	$976	$(246)
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

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of September 30, 2014, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and foreign currency forward contracts were measured at fair value on a recurring basis as follows, by category of inputs, as of September 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$187	$—	$187
Deferred compensation plan assets (2)	—	5,019	—	5,019
Post-retirement insurance plan assets (2)	—	743	—	743
Liabilities:
Foreign currency forward contracts (3)	—	(520)	—	(520)
Interest rate swap (4)	—	(2,579)	—	(2,579)
Deferred compensation plan liabilities (4)	—	(4,672)	—	(4,672)
Share-based liabilities	$—	$—	(1,441)	(1,441)
Total	$—	$(1,822)	$(1,441)	$(3,263)

(1)	Included in prepaid expenses and other current assets in our consolidated balance sheets.

(2)	Included in other assets in our consolidated balance sheets.

(3)	Included in accrued expenses and other current liabilities in our consolidated balance sheets.

(4)	Included in other liabilities in our consolidated balance sheets.

Other Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of September 30, 2014, the term loan contained in our 2011 Credit Agreement had a fair value of $822.7 million, which represented approximately 101% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement. As of September 30, 2014, the fair value of our Senior Notes was approximately $488.0 million based on a trading price of approximately 105% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement.

The fair value of our foreign currency forward contract assets and liabilities, deferred compensation plan assets and liabilities, post-retirement insurance plan assets and interest rate swap liabilities were measured at fair value on a recurring basis as follows, by category of inputs, as of September 30, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	—	150	—	150
Deferred compensation plan assets (2)	—	3,746	—	3,746
Post-retirement insurance plan assets (2)	—	713	—	713
Liabilities:
Foreign currency forward contracts (3)	—	(28)	—	(28)
Interest rate swap (4)	—	(5,613)	—	(5,613)
Deferred compensation plan liabilities (4)	—	(3,916)	—	(3,916)
Total	$—	$(4,948)	$—	$(4,948)

(1)	Included in prepaid expenses and other current assets in our consolidated balance sheet.

(2)	Included in other assets in our consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our consolidated balance sheet.

(4)	Included in other liabilities in our consolidated balance sheet.

NOTE 9 — INCOME TAXES

The U.S. and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
U.S.	$(36,779)	$(69,734)	$(73,396)
Foreign	10,893	24,599	22,775
Loss before income taxes	$(25,886)	$(45,135)	$(50,621)

Significant components of the income tax benefit are as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
		(Restated)	(Restated)
Current:
Federal	$9,860	$3,484	$3,649
State	6,266	5,340	1,851
Foreign	4,660	3,227	3,908
Total current	20,786	12,051	9,408
Deferred:
Federal	(19,722)	(23,047)	(24,576)
State	(3,587)	(835)	1,137
Foreign	(2,514)	(1,346)	5,296
Total deferred	(25,823)	(25,228)	(18,143)
Income tax benefit	$(5,037)	$(13,177)	$(8,735)

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. If these undistributed earnings and profits were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they may generate foreign tax credits. However, our ability to utilize foreign credits is limited by our domestic interest expense and therefore we currently deduct foreign taxes rather than utilize a foreign tax credit. It is unlikely that foreign tax credits would reduce the U.S. federal tax liability associated with a foreign dividend or the otherwise taxable transaction. Calculating the deferred tax liability on the undistributed untaxed earnings and profits as calculated under the Internal Revenue Code and relevant regulations in our foreign subsidiaries is impracticable.

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to net loss before income taxes as a result of the following (in thousands):

	Year Ended September 30,
	2014	2013	2012
		(Restated)	(Restated)
Income tax benefit at statutory federal income tax rate	$(9,033)	$(15,797)	$(17,717)
U.S. Income Inclusions under Controlled Foreign Corporation Regime	2,392	3,550	1,231
State taxes (benefit), net of federal income tax expense	(1,019)	275	105
Transaction costs	32	157	913
Withholding tax	1,401	1,516	1,060
Share-based compensation	2,564	1,585	2,728
Other permanent differences	1,274	(646)	1,694
Section 199 deduction	(783)	—	—
Difference between U.S. and foreign tax rates	(2,812)	(4,385)	(5,074)
Expiration of NOL's	—	274	2,859
Change in tax rates applied to deferred taxes	3,297	2,247	1,011
Change in valuation allowance	(233)	717	—
Change in reserves	(1,147)	(669)	534
Return to provision	(1,413)	(1,302)	—
Effect of foreign exchange rates	29	176	2,737
Legal entity restructuring gain/loss	920	—	—
Amended tax returns	(102)	—	—
Meals and entertainment	473	—	—
Refunds, primarily California R&D	(877)	—	—
Other	—	(875)	(816)
Income tax benefit	$(5,037)	$(13,177)	$(8,735)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of September 30 are as follows (in thousands):

	2014	2013
		(Restated)
Deferred tax assets:
Current deferred tax assets:
Inventory and other	$1,080	$742
Accrued expenses	6,710	5,522
Allowance for doubtful accounts and other	4,885	4,944
Deferred income	1,830	3,381
Net NOL and credit carryforward	1,344	—
	15,849	14,589
Non-current deferred tax assets:
Net operating losses and tax credit carry-forward	13,948	32,061
Accrued expenses and other	5,637	14,722
Unrealized loss	1,144	—
	20,729	46,783
Valuation allowance	(10,216)	(12,520)
Total deferred tax assets	26,362	48,852
Deferred tax liabilities:
Software and intangible assets - non-current	(212,857)	(259,619)
Gain on sale of bonds	(4,408)	(5,712)
Non-current deferred tax liabilities	—	(301)
Other-current	(3,924)	(4,681)
Total deferred tax liabilities	(221,189)	(270,313)
Net deferred tax liabilities	$(194,827)	$(221,461)

These amounts are reflected in the consolidated balance sheet as follows:

	2014	2013
		(Restated)
Current deferred income taxes	$6,616	$23,438
Current deferred tax liability - included in accrued expenses and other current liabilities	(1,195)	(454)
	5,421	22,984
Non-current deferred tax asset - included in other assets	7,735	1,978
Non-current deferred tax liabilities	(207,983)	(246,423)
	(200,248)	(244,445)
Net deferred tax liabilities	$(194,827)	$(221,461)

As of September 30, 2014, we had $3.4 million of U.S. net operating loss (“NOL”) carry forwards expiring between 2015 and 2032, if not utilized. We also had foreign NOL's of $45 million not subject to limitation. There is no valuation allowance against the U.S. NOL's as management determined it was more likely than not future earnings will be sufficient to utilize the U.S. NOL's prior to their expiration.  In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal and foreign pre-tax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence the historical results provide, we consider three years of cumulative loss.

We recorded a $10.2 million valuation allowance against our foreign NOL's to account for the possible expiration of certain foreign NOL's prior to utilization.  In the year ended September 30, 2014, we decreased the valuation allowance against our foreign NOL's by $2.3 million, from $12.5 million to $10.2 million. In determining the appropriate valuation allowance, management analyzed projected taxable income in the foreign jurisdictions with NOL's, past years' cumulative losses and future planning strategies available.

Approximately $10.2 million of deferred tax assets that are currently subject to a valuation allowance will be recorded as a decrease to income tax expense if the benefits are ultimately realized.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and 2013, the balance of accrued interest and penalties was approximately $0.6 million and $1.0 million, respectively. During the years ended September 30, 2014, 2013 and 2012, income tax benefit included $0.4 million, $2.1 million and $0.6 million of expense related to interest and penalties, respectively.

Changes in the balance of unrecognized tax benefits (excluding interest and penalties, classified in other non-current liabilities) is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
		(Restated)	(Restated)
Beginning balance	$16,874	$15,255	$20,781
Impact of acquisitions related to the current year	—	1,867	1,293
Increases for tax positions related to the current year	—	1,375	—
Increases for tax positions related to prior years	2,320	2,370	3,149
Decreases for tax positions related to prior years	(1,182)	(1,421)	(9,968)
Reductions for settlements with taxing authorities	(1,259)	(1,550)	—
Reductions as a result of a lapse of applicable statute of limitations	(3,172)	(1,022)	—
Ending balance	$13,581	$16,874	$15,255

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and deferred tax assets are approximately $10.4 million and $9.5 million, respectively, as of September 30, 2014.

The tax years 2011 through 2013 remain open to examination in the taxing jurisdictions where we have our primary operations. The audit by the Internal Revenue Service ("IRS") for the year ended September 30, 2010 (Predecessor) and the period from October 1, 2010 to May 15, 2011 (Predecessor) has closed in fiscal year 2014. As a result of closing the IRS Audit, Epicor is amending certain prior period returns and is recognizing a benefit in our provision of $1.2 million.

The IRS audit on our subsidiary NSB Retail Systems Inc. for the period January 1, 2011 to September 30, 2011 was closed in fiscal year 2014 with no material adjustments. Our subsidiary Epicor Retail Solutions Corporation is under Quebec audit for the calendar years 2011 and 2012.

Epicor closed an audit on California research and development credits for 2006, 2007 and 2009 for the former Epicor Software Corporation, resulting in a tax benefit of approximately $0.9 million.

It is reasonably possible as of September 30, 2014 that the unrecognized tax liabilities will decrease by approximately $1.3 million within the next twelve months, primarily due to statute lapse.

Member of a group that files a consolidated tax return:

We are included in the consolidated federal income tax return of our indirect parent company, EGL Midco. We provide for income taxes under the separate return method, by which Epicor and its domestic subsidiaries compute tax expense as though they file a separate federal income tax return.  Under the separate company method, our income tax (benefit) does not account for the taxable income or expense of EGL Midco, which primarily is comprised of the Midco Interest Expense. The Midco Interest Expense is included in our consolidated federal income tax return and certain state income tax returns when they are actually filed. We have not entered into a tax sharing agreement with EGL Midco. We may enter into a tax sharing agreement with EGL Midco in the future. We will benefit from approximately $36.5 million of interest expense from the Midco Notes in our consolidated federal income tax return and certain state returns for the period ended September 30, 2014, none of which is included under the separate company method in our tax provision.

NOTE 10 — SHARE BASED COMPENSATION

The following table summarizes our share based compensation expense and its allocation within the consolidated statements of comprehensive loss.

	Year Ended September 30,
(in thousands)	2014 (1)	2013	2012
Cost of revenues:
Software and software related services	$84	$111	$192
Professional services	197	322	317
Hardware and other	43	27	28
Operating expenses:
Sales and marketing	2,463	1,536	2,078
Product development	758	763	1,058
General and administrative	4,333	2,014	4,635
Total share based compensation expense	$7,878	$4,773	$8,308

(1) Includes $859 thousand of expense for Series B Units in Eagle Topco which are accounted for as liabilities.

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

There are three categories of Series C Units which vest based on a combination of service, performance and market conditions. The three categories are described below. The Series C Units for our Chief Executive Officer have separate vesting conditions and are also described below.

Annual Units

Annual Units vest over 4 years based on the holder’s continued employment with the Company. Twenty-five percent of the units vest one year after the grant date or an earlier date as specified in the grant agreement. The remaining seventy-five percent vest in twelve equal quarterly installments after the first vest date for the grant. The Company recognizes compensation cost for Annual Units using the accelerated expense attribution method, which separately recognizes compensation cost for each vesting tranche over its vesting period.

As of September 30, 2014, the Company estimated there was approximately $2.8 million of unrecognized compensation cost related to the Annual Units, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of 1.6 years.

Performance Units

Performance Units vest over 4 to 5 years based upon employee service and attainment of targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

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

As of September 30, 2014, all outstanding Exit Units were unvested. The Company estimated that there was approximately $7.2 million of unrecognized compensation expense related to Exit Units.

If a liquidity event occurs, the Company will recognize the grant date fair value of each Exit Unit as compensation expense for each unit held by an employee who remains employed by the Company at the time of the liquidity event, regardless of whether or not the return on capital provision is met.

Series C Grant for Chief Executive Officer

During fiscal 2014, we granted 5,186,873 Series C Units to our Chief Executive Officer, Joseph L. Cowan. Twenty-five percent of Mr. Cowan's Series C Units are Annual Units which vest in three annual installments from November 16, 2014 through November 16, 2016. Twenty-five percent of Mr. Cowan's Series C Units are Performance Units which vest in three annual installments from November 16, 2014 through November 16, 2016, provided the Company reaches EBITDA targets defined in Mr. Cowan's Series C grant agreement. In addition to the EBITDA condition, Mr. Cowan's Performance Units will vest in the event of a partnership sale which yields a 250% return on initial partnership capital. Fifty percent of Mr. Cowan's Series C Units are Exit Units which vest based upon attaining thresholds for return on partnership capital, as defined in Mr. Cowan's RU agreement.. Thirty-three percent of Mr. Cowan's Exit Units will vest upon retaining a 150% return on partnership capital, as defined in Mr. Cowan's RU agreement. Sixty-seven percent of Mr. Cowan's Exit Units will vest upon attaining a 200% return on partnership capital, as defined in Mr. Cowan's RU agreement. One hundred percent of Mr. Cowan's Exit Units will vest upon attaining a 250% return on partnership capital, as defined in Mr. Cowan's RU agreement. For all of Mr. Cowan's units, vesting is contingent upon Mr. Cowan's continued employment at the time the vesting conditions are met.

Series B Units

In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units may be settled in cash upon call by the Company in certain circumstances. We record changes in the value of Series B Units as compensation expense, and we record the fair value of the Series B Units as a liability within Loan from Affiliate on the audited consolidated balance sheets. During the year ended September 30, 2014, we recorded $0.9 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.4 million to settle Series B Units. As of September 30, 2014, 0.3 million Series B Units were outstanding with an aggregate value of $1.4 million.

Summary of Share Based Compensation Expense by Type of Unit

The following table summarizes our share based compensation expense by type of unit under the restricted partnership unit plan:

(in thousands)	Year Ended September 30,
Type of Unit	2014	2013	2012
Annual Units	$3,400	$2,263	$6,245
Performance Units	3,619	2,510	2,063
Exit Units	—	—	—
Total Series C Units	7,019	4,773	8,308
Series B Units	859	—	—
Total	$7,878	$4,773	$8,308

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

The following table presents the assumptions included in the Monte Carlo Simulation model utilized to estimate the value of Series C Units granted during the fiscal years ended September 30, 2014, 2013 and 2012, as well as the resulting grant date fair value for each type of restricted unit granted during fiscal 2012, 2013 and 2014:

	2014	2013	2012
Volatility	65%	55%	70%
Discount for Lack of Marketability	20%	20%	30%
Grant Date Fair Value of Annual Units	$1.6	$1.67	$0.99
Grant Date Fair Value of Performance Units (EBITDA Vesting)	$1.6	$1.67	$0.99
Grant Date Fair Value of Performance Units (Return on Capital Vesting)	$1.48	$1.33	$0.86
Grant Date Fair Value of Exit Units	$1.28	$1.12	$0.77

The following table presents a roll-forward of restricted units outstanding by type from September 30, 2011 to September 30, 2014:

	Annual Units	Performance Units	Exit Units	Total	Weighted Average Grant Date Fair Value
Outstanding September 30, 2011	—	—	—	—	$—
Granted	11,624,036	6,563,096	8,749,918	26,937,050	0.92
Forfeited	(98,909)	(59,829)	(101,657)	(260,395)	0.90
Outstanding September 30, 2012	11,525,127	6,503,267	8,648,261	26,676,655	0.92
Granted	1,838,958	1,103,375	1,471,167	4,413,500	1.49
Forfeited	(1,122,278)	(736,914)	(1,154,217)	(3,013,409)	0.90
Outstanding September 30, 2013	12,241,807	6,869,728	8,965,211	28,076,746	1.01
Granted	2,594,427	2,075,343	3,631,603	8,301,373	1.42
Forfeited	(4,628,460)	(2,733,448)	(3,548,439)	(10,910,347)	0.96
Outstanding September 30, 2014	10,207,774	6,211,623	9,048,375	25,467,772	$1.17

The following table presents a roll-forward of restricted units vested from September 30, 2011 through September 30, 2014:

	Annual Units	Performance Units	Exit Units	Total	Weighted Average Grant Date Fair Value
Vested September 30, 2011	—	—	—	—	$—
Vested	3,366,911	2,092,908	—	5,459,819	0.99
Forfeited	—	(1,966)	—	(1,966)	0.99
Vested September 30, 2012	3,366,911	2,090,942	—	5,457,853	0.99
Vested	2,780,375	1,505,593	—	4,285,968	1.24
Forfeited	(300,060)	(166,879)	—	(466,939)	0.99
Vested September 30, 2013	5,847,226	3,429,656	—	9,276,882	1.10
Vested	2,011,075	1,521,563	—	3,532,638	1.58
Forfeited	(2,703,861)	(1,624,799)	—	(4,328,660)	1.08
Vested September 30, 2014	5,154,440	3,326,420	—	8,480,860	1.30
Non-Vested September 30, 2014	5,053,334	2,885,203	9,048,375	16,986,912	$1.11

As of September 30, 2014, we have authorized a total of 32,148,273 Series C units, of which 6,680,501 are available for grant.
NOTE 11 — RESTRUCTURING COSTS

During the year ended September 30, 2014, our management approved a restructuring plan to more properly align our personnel and facilities costs with our projected future revenue streams at certain locations and business units. Additionally, we expect to incur restructuring charges during fiscal 2015, to consolidate certain identified excess facilities, relocate positions to different geographies and eliminate employee positions. Any costs we incur will be recorded to the restructuring cost line in our statements of comprehensive loss as they are incurred.
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
Our restructuring liability at September 30, 2014 and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2013	New Charges	Payments	Adjustments (1)	Balance at September 30, 2014 (2)
Facility consolidations	$7,825	$(204)	$(3,175)	$24	$4,470
Employee severance	916	4,100	(3,964)	—	1,052
Total	$8,741	$3,896	$(7,139)	$24	$5,522
Our restructuring liability at September 30, 2013 and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2012	New Charges	Payments	Adjustments (1)	Balance at September 30, 2013 (2)
Facility consolidations	$8,874	$1,499	$(2,553)	$5	$7,825
Employee severance	941	3,391	(3,416)	—	916
Total	$9,815	$4,890	$(5,969)	$5	$8,741
Our restructuring liability at September 30, 2012 and the changes in our restructuring liabilities for the year then ended were as follows (in thousands):

	Balance at September 30, 2011	New Charges	Payments	Adjustments (1)	Balance at September 30, 2012 (2)

Facility consolidations	$7,898	$1,767	$(1,116)	$325	$8,874
Employee severance, benefits and related costs	3,767	3,009	(5,835)	—	941

Total	$11,665	$4,776	$(6,951)	$325	$9,815

(1) Includes foreign exchange gains and losses and other non-cash items.
(2) Our short-term restructuring liability is included within Accrued expenses and other current liabilities in our consolidated balance sheets. Our long-term restructuring liability is included within Other liabilities in our consolidated balance sheets.

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
In May 2011, we entered into a Services Agreement with Apax, which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the years ended September 30, 2014, 2013 and 2012 , we recorded expense of approximately $2.0 million in each year in our general and administrative expenses in the accompanying consolidated statements of comprehensive loss.
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. At September 30, 2013, the balance of the loans was $2.2 million. In October 2013, we increased the balance of the loans recorded on our consolidated balance sheet by $0.9 million to record the change in value of Series B Units in Eagle Topco. As of September 30, 2014, we have repaid $1.7 million of the loans. At September 30, 2014, the balance of the loans was $1.4 million. The loans are included in loan from affiliate in the accompanying consolidated balance sheets as of September 30, 2014 and September 30, 2013.
Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 6 - Debt, our indirect parent company, EGL Midco, has issued Senior PIK Toggle Notes (the "Midco Notes") in the principal amount of $400 million. The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We and our consolidated subsidiaries have not guaranteed the Midco Notes, and we have not pledged any assets as collateral for the payment of the Midco Notes. The Midco Notes are unsecured.

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

See Note 6 - Debt for further information regarding the Midco Notes.

NOTE 13 — SEGMENT REPORTING

We are a leading global provider of enterprise application software and services focused on small and mid-sized companies and the divisions and subsidiaries of Global 1000 enterprises. We specialize in and target three application software segments: ERP, Retail Solutions and Retail Distribution, which we consider our segments for reporting purposes. As our Chief Operating Decision Maker, our Chief Executive Officer reviews discrete financial information for our operating segments, which include three ERP geographical units. We aggregate our ERP Americas, ERP EMEA and ERP APAC operating segments into one ERP reportable segment because the various geographical units have similar economic characteristics.

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

Description of the businesses served by our reportable segments:

•
ERP segment - Our ERP segment provides (1) distribution solutions designed to meet the expanding requirement to support a demand driven supply network by increasing focus on the customer and providing a more seamless order-to-shipment cycle for a wide range of vertical markets including electrical supply, plumbing, medical supply, heating and air conditioning, tile, industrial machinery and equipment, industrial supplies, building supplies, fluid power, janitorial and sanitation, medical, value-added fulfillment, redistribution and general distribution; (2) manufacturing solutions designed for discrete, process and mixed-mode manufacturers with batch, lean and “to-order” manufacturing in a range of verticals including industrial machinery, instrumentation and controls, medical devices, rubber and plastics, food and beverage, aerospace and defense, electronics and high tech, and automotive; and (3) financial management and professional services solutions designed to provide the project accounting, time and expense management, and financial analytics and reporting necessary to support the complex requirements of serviced-based companies in the business services, consulting, financial services, not-for-profit and technology services sectors.

•
Retail Solutions segment - Our Retail Solutions segment supports both (1) distributed retail environments that require comprehensive omni-channel retail solutions including POS store operations, mobility, cross-channel order management, customer relationship management ("CRM"), loyalty management, merchandising, planning and assortment planning, business intelligence and audit and operations management capabilities and (2) retailers seeking to leverage the cloud and on-demand computing with our subscription based Epicor Retail SaaS offering that includes a preconfigured, full suite retail solution, the infrastructure for the host and store hardware, ongoing solution updates, monitoring, maintenance and support. Retailers can also choose a hosted option that provides a licensed, customizable solution with complete delivery, management, and support of the infrastructure and applications in the cloud. Our Retail Solutions segment caters to the general merchandise, specialty retail, apparel and footwear, sporting goods and department store verticals.

•
Retail Distribution segment - Our Retail Distribution segment supports small to mid-sized, independent or affiliated retailers that require integrated POS and ERP offerings. Customers in this segment are primarily independent hardware retailers, lumber and home centers, lawn and garden centers, farm and agriculture retailers, retail pharmacies, sporting goods, and other specialty retailers. Our Retail Distribution segment also supports customers involved in the manufacture, distribution, sale and installation of new and remanufactured parts used in the maintenance and repair of automobiles and light trucks primarily in North America.

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

Reportable segment revenue by category is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
ERP revenues:
Software and software related services:
Software license	$115,531	$105,971	$100,395
Software and cloud subscriptions	21,581	18,481	11,652
Software support	312,516	296,788	247,752
Total software and software related services	449,628	421,240	359,799
Professional services	159,959	158,118	138,417
Hardware and other	17,339	19,111	16,984
Total ERP revenues	626,926	598,469	515,200

Retail Solutions revenues:
Software and software related services:
Software license	13,351	14,907	20,698
Software and cloud subscriptions	8,945	7,829	6,323
Software support	42,065	41,067	39,035
Total software and software related services	64,361	63,803	66,056
Professional services	45,073	49,603	48,614
Hardware and other	24,396	28,751	23,444
Total Retail Solutions revenues	133,830	142,157	138,114

Retail Distribution revenues:
Software and software related services:
Software license	24,009	20,644	18,078
Software and cloud subscriptions	57,065	55,242	52,302
Software support	77,668	76,995	73,152
Total software and software related services	158,742	152,881	143,532
Professional services	28,358	26,883	18,564
Hardware and other	47,100	41,341	40,047
Total Retail Distribution revenues	234,200	221,105	202,143

Total revenues:
Software and software related services:
Software license	152,891	141,522	139,171
Software and cloud subscriptions	87,591	81,552	70,277
Software support	432,249	414,850	359,939
Total software and software related services	672,731	637,924	569,387
Professional services	233,390	234,604	205,595
Hardware and other	88,835	89,203	80,475
Total revenues	$994,956	$961,731	$855,457

Reportable segment contribution margin is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
ERP	$218,378	$194,096	$154,127
Retail Solutions	39,429	43,217	47,042
Retail Distribution	80,948	70,082	65,787
Total segment contribution margin	$338,755	$307,395	$266,956

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Segment contribution margin	$338,755	$307,395	$266,956
Corporate and unallocated costs	(72,937)	(79,780)	(66,047)
Share-based compensation expense	(7,878)	(4,773)	(8,308)
Depreciation and amortization	(183,131)	(160,865)	(138,985)
Acquisition-related costs	(8,780)	(8,561)	(8,845)
Restructuring costs	(3,896)	(4,890)	(4,776)
Interest expense	(87,108)	(92,669)	(90,483)
Other expense, net	(911)	(992)	(133)
Loss before income taxes	$(25,886)	$(45,135)	$(50,621)

Geographic Information

The following table displays a breakdown of revenues by geographic area. Other locations include Central, South and Latin America, Europe, Asia, and New Zealand. No individual locations within Other are significant.

(in thousands)	Year Ended September 30,
Revenues:	2014	2013	2012
United States	$762,992	$729,310	$688,103
Canada	46,352	56,030	29,047
United Kingdom	62,975	60,870	30,492
Australia	22,248	23,624	23,141
Mexico	8,027	5,607	4,483
Other	92,362	86,290	80,191
Total	$994,956	$961,731	$855,457

The following table presents total fixed assets by geography. The geographic area covers the United States and Other, which includes Canada, Latin America, Europe and Asia-Pacific. No individual locations within Other are significant.

	As of September 30,
(in thousands)	2014	2013
Property and Equipment, net:
United States	$35,104	$40,353
Other	14,372	24,578
Total	$49,476	$64,931

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

The 401(k) Plan provides for contributions as determined annually by our management. We match 50% of the first 5% of compensation contributed by each employee. The deferred amount cannot exceed 25% of the annual aggregate salaries of those employees eligible for participation. For the years ended September 30, 2014, 2013 and 2012 our contributions to the 401(k) Plan amounted to $9.1 million, $8.7 million and $7.5 million, respectively.

Deferred Compensation Plan

We have a “top-hat” deferred compensation plan (“Deferred Compensation Plan”). Under the Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time. We did not make any such contributions during the year ended September 30, 2014, 2013 or 2012.

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

At September 30, 2014 and September 30, 2013, our liability to plan participants for salary deferrals under this plan, adjusted for notional gains and losses, was $4.7 million and $3.9 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Defined Benefit Pension Plan

In conjunction with prior acquisitions, we assumed a liability for a defined benefit pension plan that provides pension benefits for certain acquired company employees in the United Kingdom upon retirement. The plan is maintained in British pound sterling. The plan was closed to new entrants prior to the acquisition, and the plan participants are no longer employed by us.

Net Periodic Pension Cost

The net periodic pension cost of our defined benefit pension plan included the following components:

	Year Ended September 30,
(in thousands)	2014	2013	2012
Interest cost on projected benefit obligation	$341	$294	$337
Expected return on plan assets	(346)	(281)	(289)
Amortization of net loss	23	20	2
Net periodic pension cost	$18	$33	$50

Obligations and Funded Status

Change in benefit obligation:

	Year Ended September 30,
(in thousands)	2014	2013	2012
Projected benefit obligation, beginning of period	$7,854	$7,757	$6,668
Interest cost	341	294	337
Benefits paid	(235)	(272)	(299)
Actuarial loss (gain) on liabilities	449	95	786
Foreign currency exchange rate changes	39	(20)	265
Projected benefit obligation, end of period	$8,448	$7,854	$7,757

Change in plan assets:

	Year Ended September 30,
(in thousands)	2014	2013	2012
Fair value of plan assets, beginning of period	$7,013	$6,532	$5,646
Actual return on plan assets	554	285	533
Contributions	449	428	428
Benefits paid	(235)	(272)	(299)
Foreign currency exchange rate changes	42	40	224
Fair value of plan assets, end of period	$7,823	$7,013	$6,532

Funded Status:

	As of September 30,
(in thousands)	2014	2013	2012
Funded Status	$(625)	$(841)	$(1,225)

At September 30, 2014, the accrued benefit obligation is equal to the projected benefit obligation of $8.4 million. The net funded status is included within other liabilities on the consolidated balance sheets. There are no current liabilities or noncurrent assets with respect to the plan in the consolidated balance sheets. There is an $0.8 million loss recognized in other comprehensive loss representing the cumulative difference between actual and expected returns on plan assets and the remeasurement of the projected benefit obligation upon updating the discount rate as of September 30, 2014.

Assumptions

The following assumptions were used to determine the benefit obligations and net periodic pension costs:

	As of September 30,
	2014	2013	2012
Discount rate	3.8%	4.3%	4.0%
Expected long term return on plan assets	4.4%	4.8%	4.7%
Rate of future salary increases	N/A	N/A	N/A

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

	Fair Value of				Percentage of
	Plan Assets at	Fair Value Measurement Using			Fair Value of
Asset Category	September 30, 2014	Level 1	Level 2	Level 3	Plan Assets
Cash	$75	$75	$—	$—	1.0%
Pooled Funds:
UK equities (a)	1,231	1,231	—	—	15.7%
European equities (b)	820	820	—	—	10.5%
Property (c)	437	—	437	—	5.6%
Government bonds (d)	1,307	—	1,307	—	16.7%
Corporate bonds (f)	2,597	—	2,597	—	33.2%
Indexed linked bonds (e)	1,356	—	1,356	—	17.3%
Total	$7,823	$2,126	$5,697	$—	100%

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

In determining the mix of assets, the trustees of the plan have taken into account the plan liabilities. In particular, the significant bond holding is intended to reduce the volatility of the financial position. Net cash flow is currently being held in cash pending a review of the investment strategy. The assets are diversified and are managed in accordance with applicable laws, and with the goal of maximizing the plan’s return within acceptable risk parameters. The pension plan’s assets did not include any of our stock at September 30, 2014 or September 30, 2013.

Estimated Future Benefit Payments

The schedule below shows the estimated future benefit payments for the defined benefit pension plan for each of the years 2015 through 2019 and the aggregate of the succeeding five years (in thousands):

Year ending September 30,	Amount
2015	$225
2016	247
2017	284
2018	292
2019	292
2020-2024	1,851

There is no further accrual of benefits because plan participants include only terminated employees. The only contributions required are those needed to fund the shortfall in the plan. During 2015, we are currently committed to contribute approximately $0.4 million to the plan to cover the shortfall. Administrative costs of the plan are paid directly by us.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent integration and distribution, software development and data entry facilities; administrative, executive, sales, and customer support offices; and certain office equipment under non-cancelable operating lease agreements. Certain lease agreements contain renewal options and rate adjustments. We recorded rental expense of $17.9 million, $19.5 million and $18.4 million for the years ended September 30, 2014, 2013 and 2012. Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2014 are as follows (in thousands):

Year ending September 30,	Amount
2015	$15,216
2016	14,981
2017	14,199
2018	12,252
2019	8,945
Thereafter	20,997
Total	$86,590

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

Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in a mediation on October 21, 2013. Following the mediation, the parties reached an agreement in principle to settle the action, subject to the approval of the Court. On May 23, 2014, the Court preliminarily approved the proposed settlement and ordered the creation of a settlement fund of $18 million from the various defendants and their insurers. On October 24, 2014, the hearing on final approval of the settlement was held and the court approved the settlement and issued a final order and judgment.  A final hearing was set for April 24, 2015, at which hearing the plaintiffs shall report to the Court on the payment of claims to the Epicor shareholders. During the year ended September 30, 2014, we paid $7.7 million to settle our portion of the litigation. As of September 30, 2014, we do not believe we will pay any additional amounts for the litigation, and as such, we have no remaining liability recorded for the litigation as of September 30, 2014.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents a summary of activity in accumulated other comprehensive loss for the years ended September 30, 2014, 2013 and 2012 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of taxes	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2011	$(1,908)	$(1,173)	$(235)	$(3,316)
Unrealized loss on cash flow hedges, before tax	—	(3,993)	—	(3,993)
Tax benefit of unrealized loss on cash flow hedges	—	1,026	—	1,026
Net unrealized loss on post-retirement benefit plans (1)	—	—	(1,000)	(1,000)
Foreign currency translation adjustment (1)	(207)	—	—	(207)
Total other comprehensive loss	(207)	(2,967)	(1,000)	(4,174)
Balance at September 30, 2012	(2,115)	(4,140)	(1,235)	(7,490)
Unrealized loss on cash flow hedges, before tax	—	(472)	—	(472)
Tax benefit of unrealized loss on cash flow hedges	—	176	—	176
Realized loss on cash flow hedges reclassified into interest expense, before tax	—	1,912	—	1,912
Tax benefit of loss on cash flow hedges reclassified into income tax expense (benefit)	—	(727)	—	(727)
Net unrealized gain on post-retirement benefit plans (1)	—	—	383	383
Foreign currency translation adjustment (1)	(6,627)	—	—	(6,627)
Total other comprehensive income (loss)	(6,627)	889	383	(5,355)
Balance at September 30, 2013	(8,742)	(3,251)	(852)	(12,845)
Unrealized loss on cash flow hedges, before tax	—	(504)	—	(504)
Tax benefit of unrealized loss on cash flow hedges	—	218	—	218
Realized loss on cash flow hedges reclassified into interest expense, before tax	—	3,335	—	3,335
Tax benefit of loss on cash flow hedges reclassified into income tax expense (benefit)	—	(1,367)	—	(1,367)
Net unrealized loss on post-retirement benefit plans (1)	—	—	(438)	(438)
Foreign currency translation adjustment (1)	(11,272)	—	—	(11,272)
Total other comprehensive income (loss)	(11,272)	1,682	(438)	(10,028)
Balance at September 30, 2014	$(20,014)	$(1,569)	$(1,290)	$(22,873)

(1) During the years ended September 30, 2014, 2013 and 2012, there was no tax effect of the unrealized gain (loss) on post-retirement benefit plans because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the years ended September 30, 2014 and 2013, we reclassified realized losses on our cash flow hedge into interest expense upon paying our quarterly swap payments, resulting in increased interest expense of $3.3 million and $1.9 million, respectively, for the years ended September 30, 2014 and 2013. During the years ended September 30, 2014 and 2013, we also reclassified the realized tax benefit of the swap payments into income tax benefit, which increased our income tax benefit by $1.4 million and $0.7 million, for the years ended September 30, 2014 and 2013, respectively.
NOTE 17— GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material wholly-owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidating balance sheets as of September 30, 2014 and September 30, 2013, the condensed consolidating statements of comprehensive loss for the years ended September 30, 2014, 2013 and 2012 and, the condensed consolidating statements of cash flows for the years ended September 30, 2014, 2013 and 2012.
During fiscal year 2014, 2013 and 2012, certain subsidiaries were merged with our principal operations and certain other legal entity changes were made.  The accompanying condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows reflect these changes, and prior period condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows have been reclassified to be consistent with the current year presentation.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the audited consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$50,657	$6,357	$73,345	$—	$130,359
Accounts receivable, net	70,414	4,947	52,411	—	127,772
Inventories, net	2,555	745	888	—	4,188
Deferred tax assets	2,149	615	3,852	—	6,616
Income tax receivable	7,256	—	348	—	7,604
Prepaid expenses and other current assets	10,390	841	22,094	—	33,325
Total current assets	143,421	13,505	152,938	—	309,864
Property and equipment, net	33,957	1,147	14,372	—	49,476
Intangible assets, net	500,358	1,336	93,411	—	595,105
Goodwill	782,525	74,291	431,212	—	1,288,028
Deferred financing costs	23,607	—	—	—	23,607
Other assets	652,673	215,402	(73,516)	(776,043)	18,516
Total assets	$2,136,541	$305,681	$618,417	$(776,043)	$2,284,596
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,841	$1,096	$6,041	$—	$27,978
Payroll related accruals	32,720	1,063	17,201	—	50,984
Deferred revenue	93,179	3,018	58,603	—	154,800
Current portion of long-term debt	5,200	—	—	—	5,200
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	23,168	3,951	23,987	—	51,106
Total current liabilities	191,819	9,128	105,832	—	306,779
Long-term debt, net of unamortized discount	1,272,727	—	—	—	1,272,727
Deferred income tax liabilities	179,728	(887)	29,142	—	207,983
Loan from affiliate	1,346	—	—	—	1,346
Other liabilities	33,032	106	4,734	—	37,872
Total liabilities	1,678,652	8,347	139,708	—	1,826,707
Total stockholder’s equity	457,889	297,334	478,709	(776,043)	457,889
Total liabilities and stockholder’s equity	$2,136,541	$305,681	$618,417	$(776,043)	$2,284,596

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$15,693	$3,040	$64,169	$—	$82,902
Accounts receivable, net	66,253	6,144	64,243	—	136,640
Inventories, net	1,730	761	1,460	—	3,951
Deferred tax assets	19,883	861	2,694	—	23,438
Income tax receivable	9,297	—	1,644	—	10,941
Prepaid expenses and other current assets	10,092	425	26,509	—	37,026
Total current assets	122,948	11,231	160,719	—	294,898
Property and equipment, net	38,532	1,821	24,578	—	64,931
Intangible assets, net	644,624	1,336	84,550	—	730,510
Goodwill	858,367	74,229	364,468	—	1,297,064
Deferred financing costs	29,514	—	—	—	29,514
Other assets	562,319	137,538	(127,448)	(560,314)	12,095
Total assets	$2,256,304	$226,155	$506,867	$(560,314)	$2,429,012
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$22,283	$1,061	$6,281	$—	$29,625
Payroll related accruals	24,008	1,009	14,687	—	39,704
Deferred revenue	88,079	2,058	67,110	—	157,247
Current portion of long-term debt	22,100	—	—	—	22,100
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	24,447	157	35,430	—	60,034
Total current liabilities	197,628	4,285	123,508	—	325,421
Long-term debt, net of unamortized discount	1,290,283	—	—	—	1,290,283
Deferred income tax liabilities	217,163	(523)	29,783	—	246,423
Loan from affiliate	2,206	—	—	—	2,206
Other liabilities	30,777	579	15,076	—	46,432
Total liabilities	1,738,057	4,341	168,367	—	1,910,765
Total stockholder’s equity	518,247	221,814	338,500	(560,314)	518,247
Total liabilities and stockholder’s equity	$2,256,304	$226,155	$506,867	$(560,314)	$2,429,012

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total revenues	$644,081	$39,272	$311,603	$—	$994,956
Operating expenses:
Cost of revenues	222,046	25,026	144,112	—	391,184
Sales and marketing	106,614	3,591	60,462	—	170,667
Product development	54,166	2,789	47,741	—	104,696
General and administrative	55,714	632	14,123	—	70,469
Depreciation and amortization	141,253	782	41,096	—	183,131
Acquisition-related costs	7,959	7	814	—	8,780
Restructuring costs	2,275	85	1,536	—	3,896
Total operating expenses	590,027	32,912	309,884	—	932,823
Operating income	54,054	6,360	1,719	—	62,133
Interest expense	(86,740)	(2)	(366)	—	(87,108)
Equity in earnings of subsidiaries	(941)	5,056	—	(4,115)	—
Other income (expense), net	969	48	(1,928)	—	(911)
Income (loss) before income taxes	(32,658)	11,462	(575)	(4,115)	(25,886)
Income tax expense (benefit)	(11,809)	2,715	4,057	—	(5,037)
Net income (loss)	(20,849)	8,747	(4,632)	(4,115)	(20,849)
Other comprehensive loss	(10,028)	(6,593)	(11,307)	17,900	(10,028)
Total comprehensive income (loss)	$(30,877)	$2,154	$(15,939)	$13,785	$(30,877)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Total revenues	$569,343	$47,203	$345,185	$—	$961,731
Operating expenses:
Cost of revenues	209,417	30,096	154,983	—	394,496
Sales and marketing	102,826	2,668	59,746	—	165,240
Product development	54,429	2,391	45,753	—	102,573
General and administrative	57,491	1,904	17,185	—	76,580
Depreciation and amortization	139,393	827	20,645	—	160,865
Acquisition-related costs	8,057	—	504	—	8,561
Restructuring costs	131	(23)	4,782	—	4,890
Total operating expenses	571,744	37,863	303,598	—	913,205
Operating income (loss)	(2,401)	9,340	41,587	—	48,526
Interest expense	(92,376)	(9)	(284)	—	(92,669)
Equity in earnings of subsidiaries	40,318	—	—	(40,318)	—
Other income (expense), net	784	(6)	(1,770)	—	(992)
Income (loss) before income taxes	(53,675)	9,325	39,533	(40,318)	(45,135)
Income tax expense (benefit)	(21,717)	3,704	4,836	—	(13,177)
Net income (loss)	(31,958)	5,621	34,697	(40,318)	(31,958)
Other comprehensive loss	(5,355)	—	(6,651)	6,651	(5,355)
Total comprehensive income (loss)	$(37,313)	$5,621	$28,046	$(33,667)	$(37,313)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Total revenues	$558,439	$45,410	$251,608	$—	$855,457
Operating expenses:
Cost of revenues	204,710	28,032	123,662	—	356,404
Sales and marketing	94,420	2,361	50,665	—	147,446
Product development	47,568	2,770	32,966	—	83,304
General and administrative	73,084	1,253	1,365	—	75,702
Depreciation and amortization	134,083	741	4,161	—	138,985
Acquisition-related costs	8,593	—	252	—	8,845
Restructuring costs	2,385	273	2,118	—	4,776
Total operating expenses	564,843	35,430	215,189	—	815,462
Operating income (loss)	(6,404)	9,980	36,419	—	39,995
Interest expense	(90,058)	(2)	(423)	—	(90,483)
Equity in earnings of subsidiaries	26,861	—	—	(26,861)	—
Other income (expense), net	2,655	(8)	(2,780)	—	(133)
Income (loss) before income taxes	(66,946)	9,970	33,216	(26,861)	(50,621)
Income tax expense (benefit)	(25,060)	14	16,311	—	(8,735)
Net income (loss)	(41,886)	9,956	16,905	(26,861)	(41,886)
Other comprehensive loss	(4,174)	—	(836)	836	(4,174)
Total comprehensive income (loss)	$(46,060)	$9,956	$16,069	$(26,025)	$(46,060)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$137,142	$3,379	$15,395	$—	$155,916
Investing activities:
Purchases of property and equipment	(15,877)	(62)	(3,391)	—	(19,330)
Capitalized computer software and database costs	(11,917)	—	—	—	(11,917)
Net cash used in investing activities	(27,794)	(62)	(3,391)	—	(31,247)
Financing activities:
Payments on long-term debt	(34,815)	—	—	—	(34,815)
Payment of dividends	(36,500)	—	—	—	(36,500)
Payments to affiliate	(1,719)	—	—	—	(1,719)
Payments of financing fees	(1,350)	—	—	—	(1,350)
Net cash used in financing activities	(74,384)	—	—	—	(74,384)
Effect of exchange rate changes on cash	—	—	(2,828)	—	(2,828)
Change in cash and cash equivalents	34,964	3,317	9,176	—	47,457
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$50,657	$6,357	$73,345	$—	$130,359

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$145,226	$(9,092)	$4,813	$—	$140,947
Investing activities:
Purchases of property and equipment	(13,957)	(61)	(3,170)	—	(17,188)
Capitalized computer software and database costs	(11,341)	—	—	—	(11,341)
Acquisitions of businesses, net of cash acquired	(152,830)	—	—	—	(152,830)
Sale of short-term investments	1,440	—	—	—	1,440
Net cash used in investing activities	(176,688)	(61)	(3,170)	—	(179,919)
Financing activities:
Proceeds from issuance of senior secured term loan	3,050	—	—	—	3,050
Payments of financing fees	(1,641)	—	—	—	(1,641)
Payments on long-term debt	(8,625)	—	—	—	(8,625)
Net cash used in financing activities	(7,216)	—	—	—	(7,216)
Effect of exchange rate changes on cash	—	—	(1,586)	—	(1,586)
Net change in cash and cash equivalents	(38,678)	(9,153)	57	—	(47,774)
Cash and cash equivalents, beginning of period	54,371	12,193	64,112	—	130,676
Cash and cash equivalents, end of period	$15,693	$3,040	$64,169	$—	$82,902

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$83,952	$10,576	$39,069	$—	$133,597
Investing activities:
Purchases of property and equipment	(22,864)	(210)	(2,754)	—	(25,828)
Capitalized computer software and database costs	(11,073)	—	—	—	(11,073)
Acquisitions of businesses, net of cash acquired	(2,664)	—	(2,192)	—	(4,856)
Sale of short-term investments	—	653	—	—	653
Net cash provided by (used in) investing activities	(36,601)	443	(4,946)	—	(41,104)
Financing activities:
Proceeds of loan from affiliate	2,206	—	—	—	2,206
Payments on long-term debt	(8,700)	—	—	—	(8,700)
Net cash used in financing activities	(6,494)	—	—	—	(6,494)
Effect of exchange rate changes on cash	—	—	(119)	—	(119)
Net change in cash and cash equivalents	40,857	11,019	34,004	—	85,880
Cash and cash equivalents, beginning of period	13,514	1,174	30,108	—	44,796
Cash and cash equivalents, end of period	$54,371	$12,193	$64,112	$—	$130,676

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

The following tables present selected unaudited consolidated statements of comprehensive net loss information for each quarter of fiscal years 2014 and 2013 (in thousands):

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
Total revenues	$260,958	$246,235	$242,753	$245,010
Total cost of revenues	$96,400	$97,201	$97,967	$99,616
Net income (loss) as Restated [1]	$1,674	$(3,162)	$(4,718)	$(14,643)

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2012
Total revenues	$253,512	$241,214	$238,551	$228,454
Total cost of revenues	$97,560	$99,709	$101,160	$96,067
Net income (loss) as Restated [1]	$3,876	$(10,008)	$(12,887)	$(12,939)

1 Net income (loss) was restated to reflect prior period income tax adjustments. See tables below for details of the impact of these adjustments on all affected periods.

The following tables summarize the impact of the restatement on our quarterly unaudited condensed consolidated balance sheets for fiscal 2014 and 2013 (in thousands):

	As of June 30, 2014
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$20,728	$979	$21,707
Goodwill	$1,297,633	$(4,849)	$1,292,784
Other assets	$10,009	$510	$10,519
Accrued expenses and other current liabilities	$50,325	$(6,624)	$43,701
Deferred income tax liabilities	$236,853	$(496)	$236,357
Other liabilities	$40,927	$(663)	$40,264
Accumulated deficit	$(155,935)	$4,423	$(151,512)

	As of March 31, 2014
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$20,966	$1,236	$22,202
Goodwill	$1,293,874	$(4,849)	$1,289,025
Other assets	$9,051	$510	$9,561
Accrued expenses and other current liabilities	$58,192	$(6,209)	$51,983
Deferred income tax liabilities	$239,264	$(496)	$238,768
Other liabilities	$43,904	$(663)	$43,241
Accumulated deficit	$(152,615)	$4,265	$(148,350)

	As of December 31, 2013
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$21,227	$1,236	$22,463
Goodwill	$1,297,457	$(4,849)	$1,292,608
Other assets	$8,895	$1,978	$10,873
Accrued expenses and other current liabilities	$64,787	$(6,209)	$58,578
Deferred income tax liabilities	$248,572	$(496)	$248,076
Other liabilities	$46,050	$(663)	$45,387
Accumulated deficit	$(149,365)	$5,733	$(143,632)

	As of June 30, 2013
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$16,089	$1,663	$17,752
Goodwill	$1,301,885	$(2,338)	$1,299,547
Other assets	$24,815	$(4,008)	$20,807
Accrued expenses and other current liabilities	$54,024	$(1,789)	$52,235
Deferred income tax liabilities	$260,993	$(2,962)	$258,031
Other liabilities	$44,694	$1,877	$46,571
Accumulated deficit	$(131,057)	$(1,808)	$(132,865)

	As of March 31, 2013
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$16,695	$1,663	$18,358
Goodwill	$1,297,664	$(2,338)	$1,295,326
Other assets	$24,602	$(3,636)	$20,966
Accrued expenses and other current liabilities	$59,260	$(1,789)	$57,471
Deferred income tax liabilities	$255,856	$(2,962)	$252,894
Other liabilities	$45,718	$1,876	$47,594
Accumulated deficit	$(121,421)	$(1,436)	$(122,857)

	As of December 31, 2012
	Previously Reported	Adjustments	As Restated
Deferred tax assets	$16,658	$1,663	$18,321
Goodwill	$1,297,649	$(2,338)	$1,295,311
Other assets	$24,958	$(3,555)	$21,403
Accrued expenses and other current liabilities	$59,476	$(1,788)	$57,688
Deferred income tax liabilities	$266,927	$(2,962)	$263,965
Other liabilities	$43,328	$1,873	$45,201
Accumulated deficit	$(108,617)	$(1,353)	$(109,970)

The following tables summarize the impact of the restatement on our quarterly unaudited condensed consolidated statements of comprehensive loss for fiscal 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$(1,672)	$(158)	$(1,830)
Net loss	$(3,320)	$158	$(3,162)
Comprehensive loss	$1,638	$158	$1,796

	Three Months Ended March 31, 2014
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$(3,173)	$1,468	$(1,705)
Net loss	$(3,250)	$(1,468)	$(4,718)
Comprehensive loss	$(7,648)	$(1,468)	$(9,116)

	Three Months Ended December 31, 2013
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$1,956	$705	$2,661
Net loss	$(13,938)	$(705)	$(14,643)
Comprehensive loss	$(18,581)	$(705)	$(19,286)

	Three Months Ended June 30, 2013
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$(1,324)	$372	$(952)
Net loss	$(9,636)	$(372)	$(10,008)
Comprehensive loss	$(11,590)	$(372)	$(11,962)

	Three Months Ended March 31, 2013
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$(4,080)	$83	$(3,997)
Net loss	$(12,804)	$(83)	$(12,887)
Comprehensive loss	$(17,420)	$(83)	$(17,503)

	Three Months Ended December 31, 2012
	Previously Reported	Adjustments	As Restated
Income tax expense (benefit)	$(3,485)	$(624)	$(4,109)
Net loss	$(13,563)	$624	$(12,939)
Comprehensive loss	$(15,771)	$624	$(15,147)

The following tables summarize the impact of the restatement on our quarterly unaudited condensed consolidated statements of cash flows for fiscal 2014 and 2013 (in thousands):

	Nine Months Ended June 30, 2014
	Previously Reported	Adjustments	As Restated
Net loss	$(20,508)	$(2,015)	$(22,523)
Change in operating assets and liabilities and other	$(16,261)	$2,015	$(14,246)
Net cash provided by operating activities	$100,229	$—	$100,229

	Six Months Ended March 31, 2014
	Previously Reported	Adjustments	As Restated
Net loss	$(17,188)	$(2,173)	$(19,361)
Change in operating assets and liabilities and other	$7,026	$2,173	$9,199
Net cash provided by operating activities	$80,783	$—	$80,783

	Three Months Ended December 31, 2013
	Previously Reported	Adjustments	As Restated
Net loss	$(13,938)	$(705)	$(14,643)
Change in operating assets and liabilities and other	$(7,071)	$705	$(6,366)
Net cash provided by operating activities	$23,650	$—	$23,650

	Nine Months Ended June 30, 2013
	Previously Reported	Adjustments	As Restated
Net loss	$(36,003)	$169	$(35,834)
Change in operating assets and liabilities and other	$(6,835)	$(169)	$(7,004)
Net cash provided by operating activities	$87,273	$—	$87,273

	Six Months Ended March 31, 2013
	Previously Reported	Adjustments	As Restated
Net loss	$(26,367)	$541	$(25,826)
Change in operating assets and liabilities and other	$5,554	$(541)	$5,013
Net cash provided by operating activities	$66,541	$—	$66,541

	Three Months Ended December 31, 2012
	Previously Reported	Adjustments	As Restated
Net loss	$(13,563)	$624	$(12,939)
Change in operating assets and liabilities and other	$(11,889)	$(624)	$(12,513)
Net cash provided by operating activities	$17,725	$—	$17,725

The following tables present our restated quarterly unaudited condensed consolidated balance sheets, statements of comprehensive income and statements of cash flows for fiscal 2014 and 2013:

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2014	March 31, 2014	December 31, 2013
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$104,648	$113,302	$66,435
Accounts receivable, net of allowances	116,785	118,185	129,048
Inventories, net	3,676	3,833	3,111
Deferred tax assets	21,707	22,202	22,463
Income tax receivable	10,173	9,764	10,709
Prepaid expenses and other current assets	37,804	38,460	33,100
Total current assets	294,793	305,746	264,866
Property and equipment, net	62,781	62,744	65,791
Intangible assets, net	630,654	663,460	697,089
Goodwill	1,292,784	1,289,025	1,292,608
Deferred financing costs	25,062	26,355	28,134
Other assets	10,519	9,561	10,873
Total assets	$2,316,593	$2,356,891	$2,359,361
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$23,142	$26,941	$27,524
Payroll related accruals	47,488	42,616	35,458
Deferred revenue	163,038	164,234	155,132
Current portion of long-term debt	8,401	8,401	2,150
Accrued interest payable	6,707	16,711	6,684
Accrued expenses and other current liabilities	43,701	51,983	58,578
Total current liabilities	292,477	310,886	285,526
Long-term debt, net of unamortized discount	1,286,219	1,287,899	1,297,057
Deferred income tax liabilities	236,357	238,768	248,076
Loan from affiliate	1,050	1,218	1,218
Other liabilities	40,264	43,241	45,387
Total liabilities	1,856,367	1,882,012	1,877,264
Commitments and contingencies
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding	610,500	628,500	628,500
Additional paid-in capital	18,166	16,615	14,717
Accumulated deficit	(151,512)	(148,350)	(143,632)
Accumulated other comprehensive loss	(16,928)	(21,886)	(17,488)
Total stockholder’s equity	460,226	474,879	482,097
Total liabilities and stockholder’s equity	$2,316,593	$2,356,891	$2,359,361

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2013	March 31, 2013	December 31, 2012
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$77,472	$73,376	$58,033
Accounts receivable, net of allowances	123,807	119,907	131,418
Inventories, net	4,065	3,819	3,351
Deferred tax assets	17,752	18,358	18,321
Income tax receivable	10,545	10,162	9,779
Prepaid expenses and other current assets	35,260	35,243	34,566
Total current assets	268,901	260,865	255,468
Property and equipment, net	65,421	63,926	65,005
Intangible assets, net	761,263	793,830	829,506
Goodwill	1,299,547	1,295,326	1,295,311
Deferred financing costs	30,721	32,040	31,883
Other assets	20,807	20,966	21,403
Total assets	$2,446,660	$2,466,953	$2,498,576
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,088	$25,921	$25,084
Payroll related accruals	34,118	31,914	27,495
Deferred revenue	151,502	150,523	149,284
Current portion of long-term debt and revolving credit facility	48,600	52,600	77,700
Accrued interest payable	6,908	17,048	6,684
Accrued expenses and other current liabilities	52,235	57,471	57,688
Total current liabilities	323,451	335,477	343,935
Long-term debt, net of unamortized discount	1,305,612	1,307,451	1,306,094
Deferred income tax liabilities	258,031	252,894	263,965
Loan from affiliate	2,206	2,206	2,206
Other liabilities	46,571	47,594	45,201
Total liabilities	1,935,871	1,945,622	1,961,401
Commitments and contingencies
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding	647,000	647,000	647,000
Additional paid-in capital	12,922	11,502	9,843
Accumulated deficit	(132,865)	(122,857)	(109,970)
Accumulated other comprehensive loss	(16,268)	(14,314)	(9,698)
Total stockholder’s equity	510,789	521,331	537,175
Total liabilities and stockholder’s equity	$2,446,660	$2,466,953	$2,498,576

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Software and software related services:
Software license	$35,541	$32,463	$105,233	$93,849
Software and cloud subscriptions	22,519	20,568	65,139	60,440
Software support	108,532	105,089	322,473	310,089
Total software and software related services	166,592	158,120	492,845	464,378
Professional services	58,751	61,117	174,343	176,511
Hardware and other	20,892	21,977	66,810	67,330
Total revenues	246,235	241,214	733,998	708,219
Operating expenses:
Cost of software and software related services revenues[1]	37,485	36,517	110,522	107,586
Cost of professional services revenues[1]	44,482	46,032	134,412	136,180
Cost of hardware and other revenues[1]	15,234	17,160	49,850	53,170
Sales and marketing	43,451	41,549	126,891	122,997
Product development	26,092	27,254	80,584	76,928
General and administrative	16,890	18,152	54,275	55,454
Depreciation and amortization	42,750	39,707	125,774	120,243
Acquisition-related costs	2,254	2,018	6,222	5,862
Restructuring costs	1,157	606	2,769	4,099
Total operating expenses	229,795	228,995	691,299	682,519
Operating income	16,440	12,219	42,699	25,700
Interest expense	(21,293)	(22,935)	(65,710)	(69,924)
Other expense, net	(139)	(244)	(386)	(668)
Loss before income taxes	(4,992)	(10,960)	(23,397)	(44,892)
Income tax benefit	(1,830)	(952)	(874)	(9,058)
Net loss	$(3,162)	$(10,008)	$(22,523)	$(35,834)
Comprehensive income (loss):
Net loss	$(3,162)	$(10,008)	$(22,523)	$(35,834)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of taxes	(27)	118	(309)	(69)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	455	575	1,498	575
Unrealized gain (loss) on pension plan liabilities, net of taxes	(20)	(4)	317	101
Foreign currency translation adjustment	4,550	(2,643)	(5,589)	(9,383)
Total other comprehensive income (loss), net of taxes	4,958	(1,954)	(4,083)	(8,776)
Comprehensive income (loss)	$1,796	$(11,962)	$(26,606)	$(44,610)

 (1) Exclusive of depreciation of property and equipment and amortization of intangible assets, which is shown separately below.

EPICOR SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Software and software related services:
Software license	$32,288	$31,700	$69,692	$61,386
Software and cloud subscriptions	21,340	20,412	42,620	39,872
Software support	107,583	103,343	213,941	205,000
Total software and software related services	161,211	155,455	326,253	306,258
Professional services	59,288	60,215	115,592	115,394
Hardware and other	22,254	22,881	45,918	45,353
Total revenues	242,753	238,551	487,763	467,005
Operating expenses:
Cost of software and software related services revenues[1]	36,132	37,001	73,037	71,069
Cost of professional services revenues[1]	45,518	45,734	89,930	90,148
Cost of hardware and other revenues[1]	16,317	18,425	34,616	36,010
Sales and marketing	40,388	41,397	83,440	81,448
Product development	26,721	25,862	54,492	49,674
General and administrative	15,464	18,501	37,385	37,302
Depreciation and amortization	42,167	40,818	83,024	80,536
Acquisition-related costs	2,064	2,392	3,968	3,844
Restructuring costs	1,497	1,649	1,612	3,493
Total operating expenses	226,268	231,779	461,504	453,524
Operating income	16,485	6,772	26,259	13,481
Interest expense	(21,632)	(22,947)	(44,417)	(46,989)
Other expense, net	(1,276)	(709)	(247)	(424)
Loss before income taxes	(6,423)	(16,884)	(18,405)	(33,932)
Income tax expense (benefit)	(1,705)	(3,997)	956	(8,106)
Net loss	$(4,718)	$(12,887)	$(19,361)	$(25,826)
Comprehensive loss:
Net loss	$(4,718)	$(12,887)	$(19,361)	$(25,826)
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of taxes	(125)	(94)	(282)	(187)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	475	—	1,043	—
Unrealized gain on pension plan liabilities, net of taxes	354	54	337	105
Foreign currency translation adjustment	(5,102)	(4,576)	(10,139)	(6,742)
Total other comprehensive loss, net of taxes	(4,398)	(4,616)	(9,041)	(6,824)
Comprehensive loss	$(9,116)	$(17,503)	$(28,402)	$(32,650)

 (1) Exclusive of depreciation of property and equipment and amortization of intangible assets, which is shown separately below.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
Revenues:
Software and software related services:
Software license	$37,404	$29,686
Software and cloud subscriptions	21,280	19,460
Software support	106,358	101,657
Total software and software related services	165,042	150,803
Professional services	56,304	55,179
Hardware and other	23,664	22,472
Total revenues	245,010	228,454
Operating expenses:
Cost of software and software related services revenues[1]	36,905	34,068
Cost of professional services revenues[1]	44,412	44,414
Cost of hardware and other revenues[1]	18,299	17,585
Sales and marketing	43,052	40,051
Product development	27,771	23,812
General and administrative	21,921	18,801
Depreciation and amortization	40,857	39,718
Acquisition-related costs	1,904	1,452
Restructuring costs	115	1,844
Total operating expenses	235,236	221,745
Operating income	9,774	6,709
Interest expense	(22,785)	(24,042)
Other income, net	1,029	285
Loss before income taxes	(11,982)	(17,048)
Income tax expense (benefit)	2,661	(4,109)
Net loss	$(14,643)	$(12,939)
Comprehensive loss:
Net loss	$(14,643)	$(12,939)
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of taxes	(157)	(93)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	568	—
Unrealized gain (loss) on pension plan liabilities, net of taxes	(17)	51
Foreign currency translation adjustment	(5,037)	(2,166)
Total other comprehensive loss, net of taxes	(4,643)	(2,208)
Comprehensive loss	$(19,286)	$(15,147)

 (1) Exclusive of depreciation of property and equipment and amortization of intangible assets, which is shown separately below.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	June 30, 2014	June 30, 2013
	(Restated)	(Restated)
Operating activities:
Net loss	$(22,523)	$(35,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	5,547	4,614
Depreciation and amortization	125,774	120,243
Amortization of deferred financing costs and original issue discount and loss on extinguishment of debt	5,677	5,254
Changes in operating assets and liabilities and other	(14,246)	(7,004)
Net cash provided by operating activities	100,229	87,273
Investing activities:
Purchases of property and equipment	(12,101)	(13,443)
Capitalized computer software and database costs	(8,956)	(8,200)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(21,057)	(173,033)
Financing activities:
Proceeds from revolving facilities, net	—	40,000
Payments to affiliate	(1,618)	—
Payments on long-term debt	(17,714)	(6,475)
Payments of dividends	(36,500)	—
Proceeds from issuance of senior secured term loan	—	3,050
Payments of financing fees	(1,350)	(1,598)
Net cash provided by (used in) financing activities	(57,182)	34,977
Effect of exchange rate changes on cash	(244)	(2,421)
Net change in cash and cash equivalents	21,746	(53,204)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$104,648	$77,472

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	March 31, 2014	March 31, 2013
	(Restated)	(Restated)
Operating activities:
Net loss	$(19,361)	$(25,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	3,996	3,194
Depreciation and amortization	83,024	80,536
Amortization of deferred financing costs and original issue discount and loss on extinguishment of debt	3,925	3,624
Changes in operating assets and liabilities and other	9,199	5,013
Net cash provided by operating activities	80,783	66,541
Investing activities:
Purchases of property and equipment	(6,452)	(6,619)
Capitalized computer software and database costs	(5,973)	(5,552)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(12,425)	(163,561)
Financing activities:
Proceeds from revolving facilities, net	—	44,000
Payment to affiliate	(1,438)	—
Payments on long-term debt	(15,599)	(4,325)
Payment of dividend	(18,500)	—
Proceeds from issuance of senior secured term loan	—	3,050
Payments of financing fees	(1,326)	(1,598)
Net cash provided by (used in) financing activities	(36,863)	41,127
Effect of exchange rate changes on cash	(1,095)	(1,407)
Net change in cash and cash equivalents	30,400	(57,300)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$113,302	$73,376

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
Operating activities:
Net loss	$(14,643)	$(12,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	2,098	1,535
Depreciation and amortization	40,857	39,718
Amortization of deferred financing costs and original issue discount	1,704	1,924
Changes in operating assets and liabilities and other	(6,366)	(12,513)
Net cash provided by operating activities	23,650	17,725
Investing activities:
Purchases of property and equipment	(3,649)	(2,788)
Capitalized computer software and database costs	(2,866)	(2,719)
Acquisition of businesses, net of cash acquired	—	(152,830)
Sale of short-term investments	—	1,440
Net cash used in investing activities	(6,515)	(156,897)
Financing activities:
Proceeds from revolving facilities, net	—	69,000
Payment to affiliate	(1,438)	—
Payments on long-term debt	(13,500)	(2,175)
Payment of dividend	(18,500)	—
Net cash provided by (used in) financing activities	(33,438)	66,825
Effect of exchange rate changes on cash	(164)	(296)
Net change in cash and cash equivalents	(16,467)	(72,643)
Cash and cash equivalents, beginning of period	82,902	130,676
Cash and cash equivalents, end of period	$66,435	$58,033

NOTE 19 — ACQUISITIONS AND RELATED TRANSACTIONS

Fiscal 2014 Acquisitions

We did not complete any acquisitions during the year ended September 30, 2014.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Price:	$159,424

Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Current assets	$30,469
Property and equipment, net	1,206
Other non-current assets	3
Total tangible assets acquired	31,678
Identified intangible assets acquired	69,300
Current liabilities assumed, as Restated	(31,507)
Long-term liabilities assumed, as Restated	(18,884)
Total assets acquired in excess of liabilities assumed	50,587
Goodwill, as Restated	108,837
Total purchase price	$159,424

The components of intangible assets acquired were as follows (in thousands):

	Estimated Useful Life (in Years)	Fair Value
Existing technology	3 - 5	$19,000
Composite assets	4	11,100
Customer contracts and relationships	4	13,400
Maintenance agreements and relationships	4 - 7	17,200
Content and connectivity	5 - 7	5,300
Trademarks and trade names	6 - 7	3,300
Total identifiable intangible assets acquired		$69,300

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

During the year ended September 30, 2014, based on an agreement reached with the former shareholders of Solarsoft, the expiration of certain sales and use tax statutes of limitation, as well as additional analysis completed during the year ended September 30, 2014, we reduced acquired sales and use tax reserves by $2.2 million. Additionally, we received $0.7 million in cash from the former shareholders of Solarsoft in settlement of a dispute regarding sales tax liabilities. As the measurement period for the Solarsoft acquisition was completed as of September 30, 2013, and the adjustments were recorded based on developments which occurred subsequent to the Solarsoft acquisition, we recorded these amounts as a $2.9 million reduction of general and administrative expenses during the year ended September 30, 2014.

The amounts of revenues attributable to Solarsoft products and the net loss of Solarsoft included in Epicor's consolidated statements of comprehensive loss are as follows (in millions):

Year Ended
September 30, 2013
(unaudited)
Revenues	$77.4
Net loss	$(3.9)

As of fiscal 2014, Solarsoft has been integrated into our operations, accordingly we have not presented revenues and net loss attributable to Solarsoft products for the year ended September 30, 2014.

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

	Year Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Revenues	$968.4	$943.9
Net loss	$(29.0)	$(47.9)

Fiscal 2012 Acquisitions

We completed two acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $6.6 million, net of cash acquired.

NOTE 20—SUBSEQUENT EVENTS

On October 31, 2014, we acquired the outstanding equity of QuantiSense, Inc. for cash consideration of $15.9 million, plus up to $8.1 million additional consideration based upon a revenue earnout provision over the next three years.

On December 10, 2014, we entered into an agreement to acquire the outstanding equity of ShopVisible, LLC for cash consideration of $19.2 million, plus up to $5.8 million additional consideration based upon a revenue earnout provision over the next two years.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A — CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 on December 11, 2013, and in connection with filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 on December 12, 2012, management conducted evaluations, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2013 and 2012, respectively. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013 and 2012, respectively.

During the fiscal year ended September 30, 2014, as required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-Kfor the fiscal year ended September 30, 2014, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2014, the end of the period covered by this report. As a result of material errors identified in our prior period accounting for income taxes, we have restated our financial statements for the fiscal year ended September 30, 2013. We have included a summary of the effect of the restatement in Notes 2 and 18 to our consolidated financial statements included in Item 8 of this report. In conjunction with this restatement, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of September 30, 2014. As a result of this material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014.

Additionally, as we were required to restate our financial statements for the fiscal years ended September 30, 2013 and September 30, 2012, we have re-evaluated our internal control over financial reporting as of September 30, 2013 and 2012, respectively, and we have determined that a material weakness existed as of September 30, 2013 and 2012. We have also re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2013 and 2012, respectively. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2013 and 2012.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d -15(f) of the Securities Exchange Act of 1934 as amended). Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as of 1992 During the fiscal 2014 fourth quarter financial statement close process, we identified material errors in our prior period accounting for income taxes which caused the Company to understate the income tax benefit for the fiscal years ended September 30, 2013 and 2012. As the errors were determined to be material, we have restated our financial statements for the fiscal years ended September 30, 2013 and September 30, 2012. Notes 2 and 18 in our consolidated financial statements includes the impact of restating our financial statements for the fiscal years ended September 30, 2013 and September 30, 2012.
In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended September 30, 2014, we identified a material weakness in our internal controls over financial reporting relating to our accounting for income taxes as of September 30, 2014, 2013 and 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls over the application and monitoring of its accounting for income taxes as of September 30, 2014, 2013 or 2012. Specifically, the Company did not have controls designed and in place to ensure the accuracy and completeness of financial information used in accounting for income taxes and the determination of deferred income tax assets and liabilities and the related income tax provision.

Changes in Internal Control over Financial Reporting
Beginning in fiscal 2014, we performed remediation activities to improve our internal control over income taxes. Our remediation activities included the following:

•	Quarterly preparation of additional analysis supporting income taxes receivable and payable as well as current and deferred tax assets and liabilities;

•	Implemented software to automate the tax provision calculation.

•	Enhanced oversight and review procedures over financial information utilized in our tax provision; and

•	Enhanced internal documentation and review procedures over material/non-routine transactions impacting GAAP tax accounting, as they arise.
We believe that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.
Limitations on Effectiveness of Controls

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Name	Age	Position
Jason Wright	43	Director (2)
Roy Mackenzie	43	Director (1)
Will Chen	37	Director (1) (2)
Paul Walker	57	Director (1)*
Peter Gyenes	69	Director (2)**
Joseph Cowan	66	President and Chief Executive Officer, Director
Kathleen Crusco	49	Executive Vice President and Chief Financial Officer
Donna Troy	58	Executive Vice President and General Manager, ERP Americas
Keith Deane	58	Executive Vice President and General Manager, ERP International
Craig McCollum	56	Executive Vice President and General Manager, Retail Distribution
Noel Goggin	44	Executive Vice President and General Manager, Retail Solutions

(1) Denotes a member of the Audit Committee
* Denotes Audit Committee chairperson
(2) Denotes a member of the Compensation Committee
** Denotes Compensation Committee chairperson

Jason Wright

Mr. Wright became a director in May 2011. Mr. Wright joined Apax in 2000 and is a Partner on Apax’s Technology & Telecom team.  He currently serves as a board member of Tivit, Realpage (NASDAQ: RP) and Paradigm.  Mr. Wright is also the chairman of the Board of Opportunity Network, an education-focused charity in New York City.  Prior to joining Apax, Mr. Wright served in a variety of roles at GE Capital, including principal investing on behalf of GE Ventures.  Previously, he worked at Accenture, a consulting firm, designing and implementing systems for the financial services and pharmaceutical industries.  Mr. Wright received his B.A. in economics from Tufts University and his M.B.A. in finance from The Wharton School of the University of Pennsylvania.  We believe Mr. Wright’s qualifications to serve on our Board of Directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies.  Mr. Wright has also served on the Board of Directors of a number of public and private companies.

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

Will Chen

Mr. Chen became a director in May 2011. Mr. Chen joined Apax in 2007 and is a Principal on Apax’s Technology & Telecom team. Mr. Chen has focused on the technology and telecom sector throughout his career at Apax. He currently serves as a board member of Paradigm and a board observer of Sophos, plc. Prior to joining Apax, Mr. Chen worked at Bain & Company and Goldman Sachs, specializing in the technology and telecom sector at both firms. Mr. Chen received a B.S. in Industrial Engineering from Stanford University, an M.S. in Engineering-Economic Systems & Operations Research from Stanford University, an M.A. in International Studies from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Chen’s qualifications to serve on our Board of Directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies.

Paul Walker

Mr. Walker became a director in November 2011.  Mr. Walker currently serves as a board member of Experian plc, Halma plc, The Perform Group plc, Newcastle Science City Ltd, and the Entrepreneurs’ Forum.  Mr. Walker served as a board member of the Sage Group plc until September 2010 and Diageo plc until October 2011.  Previously, Mr. Walker was Chief Executive of The Sage Group plc from 1994 to October 2010.  He joined Sage in 1984 as Financial Controller and was appointed Finance Director in 1987 prior to flotation on the London Stock Exchange.  Mr. Walker qualified as a Chartered Accountant with Ernst & Young, having graduated from York University with an economics degree.  We believe Mr. Walker brings to the Board of Directors extensive leadership, operations, financial, accounting, and strategic planning experience.  Mr. Walker has also served on the Board of Directors of a number of public and private companies.

Peter Gyenes

Mr. Gyenes became a director in November 2011. Mr. Gyenes has four decades of experience in global technical, sales, marketing, and general management positions within the software and computer systems industries. He is an active investor and board member focusing on technology market opportunities. He is currently the lead independent director of Sophos plc, a global security software company, where he previously served as Non-Executive Chairman. Mr. Gyenes also serves on the board of Pegasystems, VistaPrint Limited, IntraLinks, Inc., RealPage, Inc., and EnerNoc, , and is a Trustee Emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes served on the board of Lawson Software, Inc., (until July 2011, acquired by Golden Gate / Infor), Netezza Corporation (until 2010, acquired by IBM), Bladelogic, Inc. (until 2008, acquired by BMC), webMethods, Inc. (until 2007, acquired by Software AG) and Applix, Inc. (until 2007, acquired by Cognos). He served as Chairman and CEO of Ascential Software, as well as of its predecessor companies VMark Software, Ardent Software and Informix, and led its growth into the data integration market leader, from 1996 until it was acquired by IBM in 2005. Previously, Mr. Gyenes served as President and CEO of Racal InterLan, Inc., and in executive positions at Data General Corporation, Encore Computer Corporation and Prime Computer, Inc. Earlier in his career, he held sales and technical positions at Xerox Data Systems and IBM. He is a graduate of Columbia University where he received both his B.A. in mathematics and his M.B.A. degree. Mr. Gyenes was awarded the 2005 New England Region Ernst & Young Entrepreneur of the Year award in Software. We believe Mr. Gyenes’ qualifications to serve on our Board of Directors include his extensive business and financial experience related to enterprise software and technology-enabled services companies. Mr. Gyenes has also served on the Board of Directors of a number of public and private companies.

Joseph Cowan

Mr. Cowan has served as our Chief Executive Officer since October 2013 and as a director of the Company since November 2013. Prior to accepting his position with Epicor, from June to October 2013, Mr. Cowan served as President of DataDirect Networks, a privately-held data storage infrastructure provider. Prior to that, Mr. Cowan served as President, Chief Executive Officer and Director of OnLine Resources Corporation (NASDAQ: ORCC) from June 2010 to March 2013. From June 2009 to June 2010, Mr. Cowan served as a consultant with Vector Capital, a venture capital investment firm. Mr. Cowan served as Chief Executive Officer and a member of the Board of Directors of Interwoven Inc. (NASDAQ: IWOV), a provider of content management software, from April 2007 until its acquisition by Autonomy, Inc. in March 2009. He served as Chief Executive Officer and a director of Manugistics Group, Inc. (NASDAQ: MANU), a provider of supply chain management software, from July 2004 to July 2006. Prior to that, Mr. Cowan served in a variety of other executive senior sales and marketing management positions with companies including, EXE Technologies, Inc., Invensys Automation & Information Systems, Wonderware, Texas Instruments, Eurotherm Corp. (now part of Invensys), Monsanto, and Honeywell Information

Systems. Mr. Cowan currently serves as a director of Data Direct Networks and of Nice Systems (NASDAQ: NICE), a provider of internet-based solutions that capture, analyze, and apply in real time, insights from both structured and unstructured big data. He previously served as a director of Blackboard Inc. (NASDAQ: BBBB). Mr. Cowan received a BS degree from Auburn University and an MS degree from Arizona State University. As our President and Chief Executive Officer, Mr. Cowan is a proven executive and strong leader and brings to our Board of Directors extensive executive management experience in the software and technologies industries.

Kathleen Crusco

Ms. Crusco has served as our Executive Vice President and Chief Financial Officer since May 2011. Ms. Crusco joined Activant Solutions, Inc. as Senior Vice President and Chief Financial Officer in May 2007, and was promoted to Executive Vice President in November 2010 and served in that role to May 2011. Prior to joining Activant Solutions, Inc., Ms. Crusco was Vice President, Worldwide Finance at Polycom, Inc. from March 2005 to May 2007 and Vice President, Worldwide Controller from January 2002 to March 2005. In addition, Ms. Crusco served as Chief Accounting Officer at Polycom, Inc. from August 2002 through March 2005. From April 1999 through January 2002, Ms. Crusco served as Vice President, Worldwide Controller at Documentum, Inc. and from July 1997 through April 1999, as Director of Finance at Adaptec, Inc. Ms. Crusco also spent 10 years at PricewaterhouseCoopers LLP in various management roles. In December 2013 Ms. Crusco was appointed to the Board of Directors of Mitchell International, Inc., and she additionally serves as the Audit Committee chairperson. Ms. Crusco has a B.S. in Business Administration with an emphasis in accounting from California State University, Chico.

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

Noel Goggin
Mr. Goggin has served as our Executive Vice President and General Manager, Retail Solutions since August 2013. Prior to joining Epicor, Mr. Goggin served as Senior Vice President and General Manager of Retail Strategy for Red Prairie from 2007 to 2013. From 2002 to 2007, Mr. Goggin served as Co-Founder and Chief Operating Officer of StorePerform Technologies until it was acquired by Red Prairie. From 2000 to 2002, Mr. Goggin, Mr. Goggin served as Co-Founder and Chief Operating Officer of Evocate. Mr. Goggin holds a B.S. in Engineering from Dublin City University in Dublin, Ireland.

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

Board Composition and Governance

The original composition of our Board of Directors was determined by funds advised by Apax, our beneficial owner. Our Board of Directors is currently comprised of the following persons:
• our Chief Executive Officer
• three board members affiliated with Apax (currently Messrs. Wright, Mackenzie and Chen); and
• two independent members (currently Messrs. Gyenes and Walker), who would be "independent directors" under the listing rules of The NASDAQ Stock Market.

The committees of our Board of Directors currently consist of an Audit Committee and a Compensation Committee. We are a privately held company and not subject to the listing standards of any stock exchange. Please see "Item 13 - Certain Relationships and Related Transactions, and Director Independence."

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

Code of Ethics

The Board of Directors has adopted a Worldwide Code of Business Conduct and Ethics, which is applicable to the Company, including the Chief Executive Officer and President, Chief Financial Officer and all officers of the Company. We will provide a copy of the Worldwide Code of Business Conduct and Ethics upon request made by email to investorrelations@epicor.com or in writing to Epicor Software Corporation, Attention: Investor Relations, 804 Las Cimas Parkway, Austin, TX 78746. A copy of the Worldwide Code of Business Conduct and Ethics is also available on Epicor’s website under the Company - Investors tab.

Epicor will disclose any amendment to the Worldwide Code of Business Conduct and Ethics or waiver of a provision of the Worldwide Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, on our website at www.epicor.com, on the Investors page.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis provides an analysis of our compensation program and policies, the material compensation decisions made under those programs, and the material factors considered in making those decisions. This discussion is intended to help you understand the detailed information provided in the compensation tables below. The Company is privately held by a single stockholder and is not required to hold a say-on-pay or say-when-on-pay vote.

Named Executive Officers

This Compensation Discussion and Analysis describes the 2014 compensation program for our principal executive officer, our principal financial officer, and our other executive officers during fiscal 2014 (the “Named Executive Officers” or “NEOs”). During fiscal 2014, these individuals were:

• Joseph Cowan, Chief Executive Officer from October 4, 2013 to present
• Kathleen Crusco, Executive Vice President and Chief Financial Officer
• Donna Troy, Executive Vice President and General Manager, ERP Americas
• Noel Goggin, Executive Vice President and General Manager, Retail Solutions
• Keith Deane, Executive Vice President and General Manager, ERP EMEA
• Craig McCollum, Executive Vice President and General Manager, Retail Distribution
• Pervez Qureshi, Former Chief Executive Officer until October 4, 2013

Appointment of Chief Executive Officer

On October 4, 2013, Pervez Qureshi resigned as President and Chief Executive Officer and Director. Also on October 4, 2013, the Company appointed Joseph L. Cowan as Chief Executive Officer. In November 2013, Mr. Cowan was appointed by the Board as a director of the Company. The Compensation tables contained herein discuss compensation for the fiscal year ended September 30, 2014. Named executive officers are required to include all persons who served as Chief Executive Officer for any portion of the fiscal year. As a result, Mr. Cowan and Mr. Qureshi are both included as NEO's for the fiscal year ended September 30, 2014.

Compensation Committee and Management Interaction with the Compensation Committee

The executive Compensation Committee (the “Compensation Committee”) of the Company's Board of Directors (the “Board”) is composed of Messrs. Wright, Gyenes and Chen, with Mr. Gyenes acting as Chairperson. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval.

In fiscal year 2014, our Chief Executive Officer and Executive Vice President of Human Resources reviewed compensation for each of the Named Executive Officers other than the Chief Executive Officer, who was reviewed by the Board and our former Chief Executive Officer who only served four days in fiscal 2014. These reviews considered a number of factors including the historical compensation practices, the experience and existing compensation arrangements with each Named Executive Officer, performance of each Named Executive Officer, competitive factors existing in the employment market, and the competitive compensation practices within the industry. Our Chief Executive Officer makes recommendations regarding the compensation of these Named Executive Officers (other than himself) to the Compensation Committee, which takes into account the Chief Executive Officer's recommendation, but may accept, modify or reject one or more of the recommendations, prior to making its recommendation to the Board. All recommendations to the Board with respect to the compensation of our Chief Executive Officer are made solely by the Compensation Committee. The Board reviews the recommendations of the Compensation Committee and all compensation decisions with respect to the Named Executive Officers are finally approved by the Board.

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

Elements of Our Executive Compensation Program

Overview

For fiscal year 2014, the principal elements of compensation for the Named Executive Officers included:
• annual cash compensation consisting of base salary and performance-based incentive bonuses;
• long-term equity incentive compensation;
• health and welfare benefits;
• retirement benefits;
• deferred compensation arrangements; and
• severance and/or change of control benefits.

Annual Cash Compensation

Annual cash compensation for our Named Executive Officers includes base salary and performance-based cash compensation. The table below shows the proportion of each Named Executive Officer’s annual base salary and annual targeted performance-based cash compensation in relation to the total annual targeted cash compensation for each such officer for fiscal year 2014. The Compensation Committee believes that the split between salary and incentive cash compensation provides the appropriate balance and range of fixed compensation for day-to-day responsibilities and incentives to drive achievement of specific goals over a relatively short-term.

Named Executive Officer [1]	Base Salary as % of Total Targeted Cash Compensation	Target Incentive as % of Total Targeted Cash Compensation
Joseph L. Cowan	50.0%	50.0%
Kathleen Crusco	54.7%	45.3%
Donna Troy	56.6%	43.4%
Noel Goggin	60.6%	39.4%
Keith Deane	50.0%	50.0%
Craig McCollum	57.1%	42.9%

1 Mr. Qureshi resigned on October 4, 2013. Mr. Qureshi's severance arrangement is described below under "Employment and Severance Agreement and Arrangement with former Chief Executive Officer".

Base Salary

Historically, compensation for the executives has been determined on an annual basis using compensation survey data representing the pay practices of a broad set of companies of a comparable size in a comparable industry. We believe that this aggregated data provides us with appropriate market data reflecting the companies in our industries and with which we compete for executive talent. The survey data has generally been derived from the Radford Executive Survey, and includes data relative to (i) software companies with revenue between $200 million and $1 billion, (ii) software companies with revenue over $1 billion, and (iii) a select group of ERP and Software companies reporting revenues ranging from 50% to 200% of our reported revenues (such companies, collectively, the "Survey Group").

For fiscal 2014, we included the following companies in our Survey Group:

Autodesk	Compuware	Kronos	Sage
BMC Software	Convergys	Opentext	Salesforce.com
Cadence Design Systems	CSG Systems	Progress Software	Synopsys
Check Point	Informatica	Red Hat	TIBCO Software
Citrix Systems	JDA Software	Rovi

We generally reference the 50th percentile of the Survey Group for base salary and total cash compensation opportunity, although the total compensation opportunity may be above or below the 50th percentile depending upon the tenure and overall level of responsibility of a particular executive. The Compensation Committee believes that this is an appropriate targeted level of total compensation opportunity because of the Company's emphasis on performance-based incentive pay, the Company's size and competitive positioning relative to the Survey Group. However, in establishing or reviewing the base salary and annual performance-based cash compensation for each individual, we also consider the individual's performance, achievement of management objectives and contributions to our overall business. Therefore, the market median is merely a reference point and the Compensation Committee may and does exercise its discretion to award cash compensation for any Named Executive Officer either below or above the market median level identified by the survey data reviewed.

Annual compensation reviews are typically performed in the second quarter of each fiscal year and total compensation may be adjusted for Named Executive Officers after his or her annual review has been completed. However, increases in compensation may occur at other times of the year based on changes in responsibilities or other considerations that may apply to the Named Executive Officers. In fiscal year 2014, the CEO and Executive VP of Human Resources recommended an increase in base salary for Mr. Deane of 10,000 GBP, effective as of April 1, 2014, to retain and further incentivize Mr. Deane. This recommendation was reviewed and approved by the Compensation Committee.

Base salaries earned by the Named Executive Officers for fiscal years 2014, 2013 and 2012 are set forth in the Summary Compensation Table below.

Performance -Based Incentive Bonuses

The Company's Incentive Bonus Plan (the “IB Plan”) provides for annual incentive bonus payments to be paid after the end of a fiscal year based upon attainment of the financial performance targets for the entire fiscal year.

For fiscal year 2014, Revenue and EBITDA were selected as the financial metrics for the IB Plan. Under the terms of the IB Plan, the IB bonus pool is only funded when the Revenue and EBITDA thresholds are exceeded. However, if the Revenue and EBITDA thresholds are exceeded by an amount that would cause the bonus pool to be funded in an amount that would result in the payment of de minimis bonuses or would otherwise be impractical, the Compensation Committee may decide not to fund the bonus pool for that fiscal year. For fiscal year 2014, the Named Executive Officers were eligible to receive performance based incentive bonuses under the IB Plan with payouts ranging from 0% to 200% of a participant’s target bonus amount for the periods mentioned above. Mr. Cowan's and Ms. Crusco's IB Plan targets are based solely upon Company level financial achievement against the Compensation Committee determined targets.  Ms. Troy, Mr. Goggin and Mr. Deane's IB Plan targets are weighted 30 percent based upon Company level achievement and 70 percent based upon relative business unit achievement.  Following the determination of the targeted achievement levels, the Compensation Committee allocates any remaining IB pool funds by adjusting the payout percentages at the Company and business unit level across all IB plan participants.

For fiscal year 2014, the Compensation Committee approved the following Company-level Revenue and EBITDA targets for purposes of funding the IB Plan pool (in millions):

	Target
	Threshold	Target	Maximum	Actual
Revenue[1]	$942	$1,002	$1,062	$995
EBITDA[2]	$246	$262	$275	$272

1 The revenue target excludes the impact of deferred revenue purchase accounting adjustments.
2 The EBITDA target is based upon the internal management calculation of EBITDA. EBITDA is calculated as consolidated net income (loss) adjusted to exclude interest, taxes, depreciation and amortization, and further adjusted to exclude unusual items and other adjustments. EBITDA is generally consistent with our calculation of Adjusted EBITDA as defined in our 2011 Credit Agreement.

For fiscal year 2014, the Compensation Committee approved a Revenue and EBITDA matrix that allows for a Threshold, Target and Maximum Bonus Pool funding based on certain achievement percentage levels:

Percentage of Bonus Pool Funded	IB Plan Revenue Achieved as % of Revenue Target	IB Plan EBITDA Achieved as a % of EBITDA Target
Threshold - 50.0%	90.0%	100.0%
Or
Threshold - 50.0%	94.0%	94.0%

Target - 100.0%	98.0%	100.0%
Or
Target - 100.0%	106.0%	96.0%

Maximum - 200.0%	106.0%	105.0%

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
For the year ended September 30, 2014, the IB Plan payout percentage was as follows for each of our named executive officers:

Named Executive Officer	IB Plan Payout %
Joseph L. Cowan	149.7%
Kathleen Crusco	149.7%
Donna Troy	115.4%
Noel Goggin	62.4%
Keith Deane	129.8%
Craig McCollum	135.1%

While our Compensation Committee considers the annual bonus targets for our Named Executive Officers to be attainable, the targets require significant and sustained effort on the part of the Company and the applicable business units for the Named Executive Officers to earn a bonus equal to or in excess of their respective target amounts. Performance-based incentive bonus targets are described below in the section entitled “Employment and Severance Arrangements with the Named Executive Officers” and the amounts actually earned by the Named Executive Officers for fiscal year 2014 are set forth in the Summary Compensation Table below.

Long-Term Equity Incentive Compensation

During fiscal 2012, our Board of Directors approved a restricted unit plan (described below) pursuant to which restricted units (“RUs”) in Eagle Topco LP ("Partnership") are granted to directors, executives and other senior management employees which provides these employees and service providers with an opportunity to acquire an indirect ownership interest in the Company. This arrangement was designed to promote the long-term objectives of the Company and provide an incentive for the employees and service providers to remain in our employment or service, as applicable, long-term. The Compensation Committee believes these objectives are reinforced by the vesting criteria for the RUs. There are three categories of Series C RUs which vest based on a combination of service, performance and market conditions. These three categories are described below.

•
Annual RUs vest based on the holder’s continued employment with the Company. Mr. Cowan's Annual RUs vest over three years in three equal annual installments. For the remaining NEOs, Annual RUs vest ratably over four years as follows: Twenty-five percent of the RUs vest one year after the vesting commencement date, which is generally the date of grant. The remaining seventy-five percent vest in twelve equal quarterly installments after the first vest date for the grant.

•
Performance RUs vest in annual installments based upon attainment of annual targets for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Vesting is also contingent upon the holder's continued employment with the Company at the time the EBITDA target is attained. Mr. Cowan's Performance RUs vest over three years in annual installments. For the remaining NEOs, Performance RUs vest over four to five years in annual installments.

•
Exit RUs vest based upon attaining thresholds for return on Partnership capital. Thirty-three percent of Mr. Cowan's Exit RUs will vest upon attaining a 150% return on Partnership Capital, as defined in Mr. Cowan's RU agreement. Sixty-seven percent of Mr. Cowan's Exit RUs will vest upon attaining a 200% return on Partnership Capital, as defined in Mr. Cowan's RU agreement. One hundred percent of the Mr. Cowan's Exit RUs will vest upon a 250% return on Partnership Capital, as defined in Mr. Cowan's RU agreement. For the remaining NEOs, Exit RUs vest upon attaining specified returns on Partnership Capital as follows. Twenty-five percent of the Exit RUs will vest upon attaining a 250% return on Partnership capital. Fifty percent of the Exit RUs will vest upon attaining a 300% return on Partnership capital. Seventy-five percent of the Exit RUs will vest upon attaining a 340% return on Partnership capital. One hundred percent of the Exit RUs will vest upon attaining a 380% return on Partnership capital. Vesting is also contingent upon the holder’s continued employment with the Company at the time the target return on Partnership capital is attained.

The terms of the RUs, including the vesting terms and targets, are set forth in the Form of Restricted Unit Agreement and in Mr. Cowan's Restricted Unit Agreement, each of which have been filed with the SEC.

These arrangements are intended to be the primary vehicle for offering long-term incentives and rewards to selected executive officers and other key employees. The RUs provide significant potential value to each of the holders and because of the direct relationship between the value of an RU and the value of the Company, we believe that granting RUs is a method of motivating our employees to manage our Company in a manner that is consistent with the interests of the Company and our stockholder. We also regard these arrangements as a key retention tool. Retention is an important factor in our determination of the number of underlying units to grant. As a general matter, it is our policy to grant RUs to our executives and other senior management employees only upon commencement of employment or primarily in connection with a promotion or assignment of additional responsibilities. The RUs are generally not liquid because there is no public market for our stock or equity in the Partnership.

The number and value of the RUs granted to each of the Named Executive Officers is set forth in the Grants of Plan Based Awards and the Outstanding Equity Awards at Fiscal Year End tables below.

Deferred Compensation Arrangements

Under the Company's Deferred Compensation Plan, an eligible participant is permitted to defer, in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”), any percentage (from 0% to 100%) of his or her qualifying base salary and bonus above the limit that could be contributed to our 401(k) Plan for each calendar year. Additionally, we can credit participant accounts with employer contributions at any time, but we did not make any such contributions during the 2014 fiscal year. All amounts allocated to a participant’s deferral account are adjusted at the end of each calendar year for investment gains and losses based on the performance of certain hypothetical investment choices selected by participants. Participants may change their selected investment choices as permitted by the plan administrator. We remain liable to pay all amounts deferred in a participant’s deferral account, as adjusted for all notional investment gains and losses, at the time specified in a participant’s deferral election, or otherwise as permitted under the terms of the Deferred Compensation Plan. We fund the Deferred Compensation Plan by means of corporate-owned life insurance policies. For fiscal year 2014, none of the current Named Executive Officers participated in the Deferred Compensation Plan.

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

Executive Severance Plan

The Company's Executive Severance Plan covers each officer, vice president or other senior executive employee (other than our Chief Executive Officer), which includes an executive vice president, senior vice president or vice president, as well as any of our other senior level employees who is specifically designated as able to participate in the Executive Severance Plan (any such employee, an "Eligible Employee").

An Eligible Employee is entitled to severance under the Executive Severance Plan if such Eligible Employee was involuntarily terminated without “cause” (wherein “cause” means a determination by the plan administrator that the Eligible Employee (i) has engaged in personal dishonesty, willful violation of any law, rule or regulation or breach of fiduciary duty involving personal profit, (ii) has failed to perform his or her duties satisfactorily, (iii) has been convicted of, or plead nolo contendere to, certain crimes, (iv) has engaged in certain acts of negligence or willful misconduct, (v) has materially breached corporate policy, (vi) has violated the terms of certain agreements or (vii) has engaged in conduct likely to have a deleterious effect on the company) and not as a result of such Eligible Employee’s death or disability or from an acquirer offering employment to the employee, the terms of which are a material change to the employee’s employment (an “Executive Qualified Termination”). If the Eligible Employee is involuntarily terminated in connection with a change of control of the Company (an "Executive Qualified Change of Control Termination"), the Executive Severance Plan offers additional severance benefits described below.

Upon an Executive Qualified Termination, an Eligible Employee who is an executive vice president will be entitled to receive severance benefits consisting of severance pay equal to nine months of such Eligible Employee’s base salary for such year, plus one additional week of base salary for each full year of service completed by the Eligible Employee (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable nine-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for nine months plus one week for each full year of service completed up to a maximum of 52 weeks. Upon an Executive Qualified Change of Control Termination, an Eligible Employee who is an executive vice president will be entitled to receive severance benefits consisting of severance pay equal to twelve months of such Eligible Employee's base salary and target bonus for such year (which may, in the plan administrator’s sole discretion, be paid in a lump sum or over the applicable twelve-month period following the termination of the executive), as well as the payment of the Eligible Employee’s COBRA premiums under our health plans for twelve months. No severance payments will be payable under the Executive Severance Plan to an Eligible Employee entitled to receive an equal or greater severance benefit under any individual employment or severance agreement, plan or program, or under any other obligation or applicable law.

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

•
An annual cash bonus payment under the Company’s IB Plan as may be in effect from time to time and based on a performance plan and goals agreed to by the Board of Directors of the Company. The cash bonus opportunity provides for a target bonus opportunity amount equal to 100% of Mr. Cowan’s base salary, or $650,000 upon attainment of such performance goals (the “Initial Target Bonus”).

•	A $3,000 per month housing and automobile allowance.

•	Participate in the Company's health plan and other benefit programs including the Company's 401(k) savings program, Deferred Compensation Program and other employee benefit programs.

Pursuant to the terms of his Employment Agreement, should his employment with the Company be terminated under a variety of conditions, Mr. Cowan is also to receive the following severance and separation benefits:

•
In the event that Mr. Cowan’s employment with the Company is terminated as a result of his death or disability (as defined in the Employment Agreement), the Employment Agreement provides that Mr. Cowan will be paid "Accrued Benefits" which consist of the following:

i.	any earned and unpaid salary and any accrued and unpaid annual IB Plan bonus for any year prior to the year of termination;

ii.	accrued and unpaid vacation,

iii.	reimbursement for any unreimbursed business expenses; and

iv.	any other payments, benefits and programs to which Mr. Cowan may be entitled under any other arrangements or programs of the Company.

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

Mr. Cowan does not receive any compensation for his service as a director.

In connection with his appointment as CEO and President, the Board, following the recommendation of its Compensation Committee, granted Mr. Cowan 5,186,873 Series C restricted units (“RUs”) in Eagle Topco LP ("Partnership") under the Company’s restricted partnership unit plan. The RU’s are scheduled to vest pursuant to the vesting conditions described above.

Kathleen Crusco. In fiscal year 2014, Ms. Crusco was paid a base salary of $410,000 per annum and she is eligible to receive an annual target incentive bonus under the IB Plan of $339,000 (effective April 1, 2014, her target incentive bonus increased from $308,000 to $370,000). In addition, Ms. Crusco is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums. On November 4, 2014, Ms. Crusco's employment agreement was amended in conjunction with her relocation to our headquarters in Austin, Texas. Pursuant to Ms. Crusco's amended employment agreement, upon a Qualified Termination, Ms. Crusco will be entitled to severance pay equal to twelve months of her base salary and target bonus for the year of termination, as well as payment of Ms. Crusco's COBRA premiums under our health plans for twelve months.

Donna Troy. In fiscal year 2014, Ms. Troy’s base salary is $410,000 per annum and she is eligible to receive an annual target incentive bonus under the IB Plan of $315,000 (effective April 1, 2014, her target incentive bonus increased from $290,000 to $340,000). Ms. Troy is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Ms. Troy is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Noel Goggin. Mr. Goggin’s base salary is $350,000 per annum and he is eligible for an annual target incentive bonus under the IB Plan of $227,500 (effective April 1, 2014, his target incentive bonus increased from $210,000 to $245,000). Mr. Goggin is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. Goggin is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Keith Deane. In fiscal year 2014, Mr. Deane was paid a base salary of $339,553 per annum (effective April 1, 2014, his target base salary increased from $331,396 to $347,710) and he is eligible to receive an annual target incentive bonus under the IB Plan of $339,553 (effective April 1, 2014, his target incentive bonus increased from $331,396 to $347,710). Mr. Deane is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. Deane is provided with health benefits and certain company paid life insurance premiums.

Craig McCollum. Mr. McCollum's base salary is $350,000 per annum and he is eligible for an annual target incentive bonus under the IB Plan of $254,000 per annum (effective April 1, 2014, his target incentive bonus increased from $228,000 to $280,000). Mr. McCollum is entitled to severance under the terms of the Executive Severance Plan (as described above). In addition, Mr. McCollum is provided with health and wellness benefits, 401(k) match and certain company paid life insurance premiums.

Employment and Severance Agreement and Arrangement with former Chief Executive Officer

Pervez Qureshi - Employment Agreement. Mr. Qureshi served as Chief Executive Officer of the Company until October 4, 2013. As a result of Mr. Qureshi's departure from the Company, Mr. Qureshi was entitled to receive payments as set forth in items (i) through (iv) below: (i) 3.0 times his annual base salary of $650,000 in effect at the time of termination, payable over an 18 month period, (ii) four days of prorated fiscal 2014 target bonus and (iii) continued participation by Mr. Qureshi and his eligible dependents in the Company’s group health plans for 18 months at the Company’s expense, subject to certain limitations and continued eligibility. See "Potential Payments upon Termination or Change of Control" below for a summary of the amounts paid to Mr. Qureshi in connection with his departure.

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

Will Chen
Peter Gyenes
Jason Wright

Summary of Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by or paid by us to the Named Executive Officers for services rendered during the fiscal years 2014, 2013 and 2012.

Name and principal position	Fiscal year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity incentive plan compensation (3)	All other compensation (4)	Total
Joseph L. Cowan (5)	2014	$640,150	$—	$7,245,024	$973,050	$8,704	$8,866,928
President and Chief Executive Officer
Kathleen Crusco	2014	$410,000	$—	$362,552	$507,483	$187,909	$1,467,944
Executive Vice President and Chief Financial Officer	2013	$405,008	$175,000	$—	$231,256	$28,980	$840,244
	2012	$400,015	$—	$1,370,211	$220,000	$7,259	$1,997,485
Donna Troy (6)	2014	$410,000	$—	$—	$363,510	$100,025	$873,535
Executive Vice President and General Manager, ERP Americas	2013	$86,970	$—	$1,483,485	$56,673	$12,985	$1,640,113
Noel Goggin (7)	2014	$350,000	$—	$290,035	$141,960	$5,241	$787,236
Executive Vice President and General Manager, Retail Solutions	2013	$58,333	$—	$890,091	$26,250	$14	$974,688
Keith Deane	2014	$339,553	$—	$145,021	$440,740	$19,331	$944,645
Executive Vice President and General Manager, ERP International	2013	$312,314	$25,000	$296,697	$126,415	$16,169	$776,595
	2012	$200,339	$37,520	$365,390	$64,322	$1,388	$668,959
Craig McCollum (8)	2014	$337,500	$—	$—	$343,154	$31,923	$712,577
Executive Vice President and General Manager, Retail Distribution
Pervez Qureshi (9)	2014	$9,850	$—	$—	$—	$1,997,798	$2,007,648
Former President and Chief Executive Officer	2013	$650,013	$175,000	$—	$548,600	$6,977	$1,380,590
	2012	$650,025	$—	$8,528,542	$650,000	$6,727	$9,835,294

(1)	During fiscal 2013, Ms. Crusco, Mr. Deane and Mr. Qureshi were paid bonuses in connection with the issuance of the Midco Notes.
(2)
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

(3)
The amounts in this column reflect the cash awards earned under the IB Plan, which is discussed in more detail under "Elements of Our Executive Compensation Program - Annual Cash Compensation - Performance-Based Incentive Bonuses" above.

(4)
The amounts include, as applicable, matching 401(k) Plan contributions, term life insurance premiums, relocation reimbursements, gross-up payments received from taxable relocation reimbursements, and separation payments (see "All Other Compensation" below).

(5)	Mr. Cowan joined the Company effective October 4, 2013.
(6)	Ms. Troy joined the Company in the fourth quarter of fiscal 2013. Her compensation for fiscal year 2013 reflects a partial year of employment.
(7)
Mr. Goggin joined the Company in the fourth quarter of fiscal 2013. His compensation for fiscal 2013 reflects a partial year of employment. Mr. Goggin's fiscal 2013 IB Plan bonus was negotiated as part of his employment agreement.

(8)	Mr. McCollum was not listed as a named executive officer in fiscal 2013 or fiscal 2012. As a result, his compensation is only required to be presented for the most recent fiscal year.
(9)	Mr. Qureshi resigned effective October 4, 2013. His severance compensation is described above under "Employment and Severance Agreements and Arrangements with former Chief Executive Officer".

All Other Compensation

Name	Fiscal Year	Retirement Plan Contribution	Life Insurance	Relocation	Tax Gross-Up	Separation Payment	Total
Joseph L. Cowan	2014	$8,531	$173	$—	$—	$—	$8,704
Kathleen Crusco[1]	2014	$7,298	$159	$100,982	$79,470	$—	$187,909
	2013	$7,823	$188	$—	$20,969	$—	$28,980
	2012	$7,084	$175	$—	$—	$—	$7,259
Donna Troy	2014	$6,235	$160	$71,837	$21,793	$—	$100,025
	2013	$256	$33	$7,533	$5,163	$—	$12,985
Noel Goggin	2014	$5,104	$137	$—	$—	$—	$5,241
	2013	$—	$14	$—	$—	$—	$14
Keith Deane	2014	$16,978	$2,353	$—	$—	$—	$19,331
	2013	$15,615	$554	$—	$—	$—	$16,169
	2012	$—	$1,388	$—	$—	$—	$1,388
Craig McCollum	2014	$8,117	$127	$8,909	$14,770	$—	$31,923
Pervez Qureshi	2014	$—	$10	$—	$8,703	$1,989,085	$1,997,798
	2013	$4,687	$2,290	$—	$—	$—	$6,977
	2012	$4,437	$2,290	$—	$—	$—	$6,727

(1)
Ms. Crusco received relocation reimbursements pursuant to her relocation and amended employment agreement dated November 4, 2014. See "Employment and Severance Agreements and Arrangements with the Named Executive Officers" above for a description of Ms. Crusco's relocation and amended employment agreement.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target (2)	Maximum	Threshold (4)	Target (5)	Maximum (6)	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards (3)
		($)	($)	($)	(Units)	(Units)	(Units)	(Units)	($)
Joseph L. Cowan	11/16/2013	$325,000	$650,000	$1,300,000	1,296,718	2,593,436	5,186,873	5,186,873	$7,245,024

Kathleen Crusco	2/16/2014	$185,000	$370,000	$740,000	104,225	166,725	250,000	250,000	$362,552

Donna Troy	—	$170,000	$340,000	$680,000	—	—	—	—	$—

Noel Goggin	2/16/2014	$122,500	$245,000	$490,000	83,360	133,360	200,000	200,000	$290,035

Keith Deane	5/16/2014	$173,855	$347,710	$695,420	41,690	66,690	100,000	100,000	$145,021

Craig McCollum	—	$140,000	$280,000	$560,000	—	—	—	—	$—

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

(2)	Represents targets as of September 30, 2014.
(3)
In addition to the amounts disclosed above, the fiscal 2014 EBITDA targets were set for RU's granted during fiscal 2013 and fiscal 2012 as follows: 93,750 Series C Performance Units with a total value of $242,513 for Ms. Crusco, 62,500 Series C Performance Units with a total value of $100,425 for Ms. Troy, 37,500 Series C Units with a total value of $60,255 for Mr. Goggin, 37,500 Series C Performance Units with a total value of $86,505 for Mr. Deane and 50,000 Series C Performance Units with a total value of $129,340 for Mr. McCollum.

(4)	Threshold payout under equity incentive plan awards represents Annual RU's granted to the executive during fiscal 2014. RU's are described above under "Long Term Equity Incentive Compensation".
(5)
Target payout under equity incentive plan awards represents the sum of Annual RU's and Performance RU's granted to the executive during fiscal 2014. RU's are described above under "Long Term Equity Incentive Compensation".

(6)	Maximum payout under equity incentive plan awards represents all RU's granted to the executive during fiscal 2014. RU's are described above under "Long Term Equity Incentive Compensation".

Outstanding Equity Awards at Fiscal Year-End

The following table presents unvested outstanding equity awards outstanding at fiscal year-end for each of our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Joseph L. Cowan (1)	4,754,677	$2,957,009

Kathleen Crusco (2)	917,974	$644,568

Donna Troy (3)	833,300	$753,700

Noel Goggin (4)	673,730	$452,830

Keith Deane (5)	506,747	$455,781

Craig McCollum (6)	533,306	$584,992

(1)
Includes 1,296,718 units which vest annually over three years based on employee service, 864,522 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 2,593,437 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event. Upon termination, no further vesting of RUs will occur. Pursuant to the a call provision in the RU agreement, the Company has the right to convert vested units into a right to receive the call date fair value of vested and unvested units into a right to receive the employee contribution. Should the Company exercise the call provision, these amounts would be paid at the time of a qualifying liquidity event. Should the Company decide not to exercise the call provision, any vested units will have the same rights as other vested units at the time of a qualifying liquidity event.

(2)
Includes 221,361 units which vest annually over four years based on employee service, 113,338 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 583,275 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(3)
Includes 312,500 units which vest annually over four years based on employee service, 187,500 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 333,300 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(4)
Includes 270,840 units which vest annually over four years based on employee service, 156,250 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 266,640 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(5)
Includes 171,875 units which vest annually over four years based on employee service, 101,562 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 233,310 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

(6)
Includes 166,666 units which vest annually over four years based on employee service, 100,000 units which vest annually based on completion of employee service and attainment of EBITDA targets, and 266,640 units which vest in a liquidity event yielding certain stipulated return on invested capital, provided the executive is employed by the Company at the time of the liquidity event.

Options Exercised and Stock Vested During Fiscal Year 2014

	Stock Awards
	Number of Units	Value Realized
	Acquired on Vesting	Upon Vesting
Joseph L. Cowan (1)	432,196	$591,331

Kathleen Crusco (2)	257,814	$915,395

Donna Troy (3)	166,667	$251,234

Noel Goggin (4)	106,270	$150,800

Keith Deane (5)	106,780	$256,024

Craig McCollum (6)	133,334	$292,500

(1)	Includes 432,196 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.
(2)
Includes 156,252 Series C units which vested pursuant to completion of service conditions and 101,562 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(3)
Includes 104,167 Series C units which vested pursuant to completion of service conditions and 62,500 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(4)
Includes 62,520 Series C units which vested pursuant to completion of service conditions and 43,750 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

(5)
Includes 67,717 Series C units which vested pursuant to completion of service conditions and 39,063 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

-6
Includes 83,333 Series C units which vested pursuant to completion of service conditions and 50,000 Series C units which vested pursuant to attainment of EBITDA targets as well as completion of service conditions.

Non-Qualified Deferred Compensation for Fiscal Year 2014

None of the Named Executive Officers participated in the non-qualified deferred compensation plan during the fiscal year ended September 30, 2014.

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

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of September 30, 2014, and include estimates of the amounts, which would be paid to each executive officer upon his or her termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Employment and Severance Agreements and Arrangements with our Named Executive Officers.”

Without Cause or for Good Reason or Upon Qualifying Termination of Employment

Name	Base Salary	Target Incentive Bonus (6)	Health Benefits	Total
Joseph L. Cowan (1)	$650,000	$650,000	$16,893	$1,316,893
Kathleen Crusco (2)	$410,000	$370,000	$16,603	$796,603
Donna Troy (3)	$315,385	$—	$12,296	$327,681
Noel Goggin (3)	$269,231	$—	$12,296	$281,527
Keith Deane (4)	$274,157	$—	$25,664	$299,821
Craig McCollum (5)	$275,962	$—	$12,604	$288,566

(1)
Represents the executive officer's base salary for a period of twelve months, target bonus for a period of twelve months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of eighteen months, pursuant to the terms of Mr. Cowan's employment agreement described above.

(2)
Represents the executive officer's base salary for a period of twelve months, target bonus for a period of twelve months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of twelve months, pursuant to the terms of Ms. Crusco's employment agreement described above.

(3)
Represents the executive officer's base salary for a period of nine months plus one additional week for years of service, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of nine months plus one additional week for years of service, pursuant to the terms of the Executive Severance Plan described above.

(4)
Represents the executive officer's base salary for a period of nine months plus two additional weeks for years of service, the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of nine months plus two additional weeks for years of service, pursuant to the terms of the Executive Severance Plan described above, plus car allowance for a period of twelve months, pursuant to the terms of Mr. Deane's employment agreement described above.

(5)
Represents the executive officer's base salary for a period of nine months plus two additional weeks for years of service, the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of nine months plus two additional weeks for years of service, pursuant to the terms of the Executive Severance Plan described above.

(6)
IB Plan bonus amounts represent incremental payments triggered by the executive's assumed termination on September 30, 2014, and exclude IB Plan bonus amounts earned during the fiscal year ended September 30, 2014, which would be paid separately.

Change of Control or Initial Public Offering

Name	Base Salary	Target Incentive Bonus	Health Benefits	Restricted Units (4)	Total
Joseph L. Cowan (1)	$650,000	$650,000	$16,893	$3,548,340	$4,865,233
Kathleen Crusco (2)	$410,000	$370,000	$16,603	$3,662,383	$4,458,986
Donna Troy (2)	$410,000	$340,000	$15,985	$1,004,984	$1,770,969
Noel Goggin (2)	$350,000	$245,000	$15,985	$603,630	$1,214,615
Keith Deane (3)	$347,710	$347,710	$32,549	$1,017,958	$1,745,927
Craig McCollum (2)	$350,000	$280,000	$15,985	$1,169,989	$1,815,974

(1)
Represents the executive officer's base salary for a period of twelve months, target bonus for a period of twelve months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of eighteen months, pursuant to the terms of Mr. Cowan's employment agreement described above.

(2)
Represents the executive officer's base salary for a period of twelve months, target bonus for a period of twelve months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of twelve months, pursuant to the terms of the Executive Severance Plan described above.

(3)
Represents the executive officer's base salary for a period of twelve months, target bonus for a period of twelve months, and the estimated cost of COBRA coverage for the executive officer's current health benefits for a period of twelve months, pursuant to the terms of the Executive Severance Plan described above, plus car allowance for a period of twelve months pursuant to the terms of Mr. Deane's employment agreement described above.

(4)	Represents the price to repurchase the executives' RUs in a hypothetical change of control or initial public offering occurring on September 30, 2014.

Director Compensation

In fiscal year 2012, we began paying our independent directors, Messrs. Gyenes and Walker, an annual director fee of $50,000 as well as an annual committee fee of $20,000 for each committee on which a director serves. Each of Mr. Gyenes and Walker received cash fees totaling $70,000 in fiscal year 2014. In addition, during fiscal 2012, we granted 342,334 RUs in Eagle Topco to each of Messrs. Gyenes and Walker. As of September 30, 2014, 278,146 of each director's RUs are vested and 64,188 of each director's RUs are unvested. The unvested units vest in 3 equal quarterly installments from November 16, 2014 through May 16, 2015 based on completion of service by the directors. We reimburse non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

Director compensation for fiscal year 2014 was as follows:

Name	Fees Earned or Paid in Cash ($)
Peter Gyenes	$70,000
Paul Walker	$70,000

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

The following table sets forth information with respect to the ownership as of September 30, 2014 for (a) each person known by us to own beneficially more than a 5% equity interest in Eagle Topco, (b) each member of our Board of Directors, (c) each of our named executive officers, and (d) all of the named executive officers and directors as a group. We have 100 shares of common stock outstanding, all of which are owned indirectly by Eagle Topco. Share amounts indicated below reflect beneficial ownership, through Eagle Topco, by such entities or individuals of these 100 shares of Epicor Software Corporation.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Epicor Software Corporation, 804 Las Cimas Parkway, Suite 100, Austin, TX 78746.

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
Funds Advised by Apax (1)	100	100%
Executive Officers and Directors
Jason Wright (2)	100	100%
Roy Mackenzie (2)	100	100%
Will Chen (2)	100	100%
Paul Walker	—	—%
Peter Gyenes	—	—%
Joseph L. Cowan (3)	—	—%
Kathleen Crusco (4)	—	—%
Donna Troy (5)	—	—%
Craig McCollum (6)	—	—%
Noel Goggin (7)	—	—%
Keith Deane (8)	—	—%
Pervez Qureshi (9)	—	—%
All executive officers and directors as a group (2)	100	100%

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

(3)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Joseph L. Cowan does currently own 5,186,873 Series C Units of Eagle Topco for which Mr. Cowan paid $16,598.

(4)
Series B and Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Kathleen Crusco does currently own 140,002 Series B units of Eagle Topco for which Ms. Crusco paid $400,000, and 1,750,000 Series C units of Eagle Topco for which Ms. Crusco paid $5,600.

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

(7)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Goggin does currently own 800,000 Series C units of Eagle Topco for which Mr. Goggin paid $2,560.

(8)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Deane does currently own 700,000 Series C units of Eagle Topco for which Mr. Deane paid $2,240.

(9)
Series C units of Eagle Topco have no voting rights. Accordingly, only holders of Series A units of Eagle Topco have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. Mr. Qureshi is no longer employed by the Company as of September 30, 2014. Eagle Topco has converted Mr. Qureshi's Series C units into the right to receive the liquidation value of his Series C units which were vested as of the date of his termination. The liquidation value will be paid out upon a qualifying liquidity event as defined in the Partnership Agreement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Vesting of Series C Units	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	16,986,912	N/A	6,680,501
Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	16,986,912	N/A	6,680,501

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

Loan from Affiliate
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were the result of cash received from employees and directors for the restricted partnership unit plan. During fiscal 2014, we increased the balance of the loan by $0.9 million to recognize the increase in value for Series B Units in EGL Topco and we repaid $1.7 million of the loans. As of September 30, 2014, the outstanding balance of the loans is $1.3 million.

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

During the year ended September 30, 2014, we paid cash dividends of $36.5 million to EGL Midco to fund interest payments applicable to the Midco Notes. We intend to continue fund cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $36 million per year from fiscal 2015 through fiscal 2018.

During the year ended September 30, 2013, we did not make any distributions to EGL Midco to service the Midco Notes. See Note 6 - Debt in our audited consolidated financial statements for further information regarding the Midco Notes.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by Ernst & Young LLP ("EY") for the audits of the Company's consolidated annual financial statements on form 10-K for the fiscal years ended September 30, 2014, 2013 and 2012 and for the reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q during the fiscal years ended September 30, 2014, 2013 and 2012, and fees billed for other services rendered by EY during those periods.

	Year ended	Year ended
	September 30, 2014	September 30, 2013
Audit fees (1)	$1,350,000	$1,325,000
Audit related fees (2)	243,034	285,700
Tax fees (3)	105,824	345,174
All Other fees (4)	231,665	100,000
Total	$1,930,523	$2,055,874

(1) Audit fees consist of fees billed for professional services rendered for the audits of the Company's consolidated annual financial statements and review of interim consolidated financial statements that are normally provided by EY in connection with regulatory filings or engagements.
(2) Audit related fees consist of fees billed for statutory audits, acquisition activities and SEC correspondence.
(3) Tax Fees consist of fees billed for professional services rendered for the preparation of federal, state and foreign income tax returns, transfer pricing studies and tax planning.
(4) All Other Fees consist of special services relating to IT security assessment and other services related to our debt obligations.

The Company did not incur any other fees for professional services rendered by EY other than those disclosed above for the fiscal years ended September 30, 2014, 2013 and 2012.

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
Date: December 17, 2014

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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: December 17, 2014	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director
Principal Executive Officer

Date: December 17, 2014	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer
Principal Financial and Accounting Officer

Date: December 17, 2014	/s/ Jason Wright
Jason Wright
Director

Date: December 17, 2014	/s/ Roy Mackenzie
Roy Mackenzie
Director

Date: December 17, 2014	/s/Paul Walker
Paul Walker
Director

Date: December 17, 2014	/s/Peter Gyenes
Peter Gyenes
Director

Date: December 17, 2014	/s/Will Chen
Will Chen
Director

Exhibits Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	Indenture dated May 16, 2011, among the company, the guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as Trustee(1)
4.2	Form of 85⁄8% Senior Notes due 2019 (contained in Exhibit 4.1) (1)
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

10.12	Employment Agreement, dated as of October 4, 2013 between the Company and Joseph L. Cowan (4)
10.13	Relocation Agreement, dated as of November 6, 2013 between the Company and Kathleen Crusco (4)
10.14	Stock Purchase Agreement dated as of October 17, 2014 by and among the Company and the stockholders' of Quantisense, Inc.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant (1)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files*
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
(4) Incorporated by reference to annual report on Form 10-K for the year ended September 30, 2013 (file no. 333-178959), as filed with the Securities and Exchange Commission on December 11, 2013.

Exhibit 12.1

Statement Regarding Computation of Ratio of Earnings to Fixed Charges

				Inception	Predecessor
	Year Ended			to	October 1, 2010 to
(in thousands except for ratios)	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011	May 15, 2011	FY2010
Earnings
Pre-tax income (loss) from continuing operations	$(25,886)	$(45,135)	$(50,621)	$(82,688)	$(12,877)	$32,688
Fixed charges	89,498	98,485	95,558	38,750	34,309	31,341
Total Earnings as Defined	$63,612	$53,350	$44,937	$(43,938)	$21,432	$64,029

Fixed charges

Interest whether expensed or capitalized (and from both continuing and discontinued operations)	80,085	$85,844	$85,231	$34,068	$23,804	$28,195
Amortization of premiums or discounts	1,477	1,380	1,019	494	—	—
Amortization of capitalized expenses related to indebtedness	5,546	5,445	4,233	2,081	9,265	2,232
Estimated interest component of rental expense	1,790	2,001	1,888	779	340	614
Estimated interest component of uncertain tax positions	600	3,815	3,187	1,328	900	300

Total Fixed Charges as Defined	$89,498	$98,485	$95,558	$38,750	$34,309	$31,341

Ratio of Earnings to Fixed Charges	N/A	N/A	N/A	N/A	N/A	2.04x

Coverage Deficiency	$25,886	$45,135	$50,621	$82,688	$12,877	$—

The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. For purposes of calculating the ratios, "earnings" consists of income before income taxes plus fixed charges. "Fixed charges" consists of interest expense, amortization of debt issuance costs, the portion of rental expense representative of interest expense and interest related to uncertain tax positions. The interest portion of rent expense was calculated as 10% of rent expense, which is an estimate of our incremental borrowing rate.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 17, 2014	By:	/s/ Joseph L. Cowan
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 17, 2014	By:	/s/ Kathleen Crusco
Kathleen Crusco Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2014 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 17, 2014	By:	/s/ Joseph L. Cowan
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Epicor Software Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:
1. The accompanying annual report on Form 10-K of the Company for the year ended September 30, 2014 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 17, 2014	By:	/s/ Kathleen Crusco
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