Form 10-Q
period 2014-12-31
Epicor Software Corp
filed 2015-02-12
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 12, 2015, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS
For purposes of this Quarterly Report on Form 10-Q ("Report"), the terms "we", "our", "us", "Epicor" and the "Company" refer to Epicor Software Corporation and its consolidated subsidiaries. This Report contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. These statements often include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “seek”, “will”, “may”, or similar expressions. These statements include, among other things, statements regarding:

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under "Part I, Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as elsewhere herein and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$106,196	$130,359
Accounts receivable, net of allowances of $11,041 and $10,152 at December 31, 2014 and September 30, 2014, respectively	120,952	127,772
Inventories, net	3,624	4,188
Deferred tax assets	12,523	6,616
Income tax receivable	388	7,604
Prepaid expenses and other current assets	32,972	33,325
Total current assets	276,655	309,864
Property and equipment, net	47,458	49,476
Intangible assets, net	568,307	595,105
Goodwill	1,290,552	1,288,028
Deferred financing costs	22,311	23,607
Other assets	18,142	18,516
Total assets	$2,223,425	$2,284,596
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$22,471	$27,978
Payroll related accruals	33,196	50,984
Deferred revenue	154,284	154,800
Current portion of long-term debt	200	5,200
Accrued interest payable	6,684	16,711
Accrued expenses and other current liabilities	57,761	51,106
Total current liabilities	274,596	306,779
Long-term debt, net of unamortized discount of $5,444 and $5,823 at December 31, 2014 and September 30, 2014, respectively	1,273,106	1,272,727
Deferred income tax liabilities	206,583	207,983
Loan from affiliate	1,346	1,346
Other liabilities	37,255	37,872
Total liabilities	1,792,886	1,826,707
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2014 and September 30, 2014. Net of dividends (Note 4)	592,500	610,500
Additional paid-in capital	21,708	20,100
Accumulated deficit	(156,163)	(149,838)
Accumulated other comprehensive loss (Note 13)	(27,506)	(22,873)
Total stockholder’s equity	430,539	457,889
Total liabilities and stockholder’s equity	$2,223,425	$2,284,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2014	December 31, 2013
		(Restated)
Revenues:
Software and software related services:
Software license	$33,143	$37,404
Software and cloud subscriptions	23,418	21,280
Software support	108,894	106,358
Total software and software related services	165,455	165,042
Professional services	58,661	56,304
Hardware and other	19,777	23,664
Total revenues	243,893	245,010
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	37,828	36,905
Cost of professional services revenues[1]	44,795	44,412
Cost of hardware and other revenues[1]	14,791	18,299
Sales and marketing	42,187	43,052
Product development	24,775	27,771
General and administrative	19,468	21,921
Depreciation and amortization	42,978	40,857
Acquisition-related costs	2,427	1,904
Restructuring costs	5,360	115
Total operating expenses	234,609	235,236
Operating income	9,284	9,774
Interest expense	(21,319)	(22,785)
Other income, net	282	1,029
Loss before income taxes	(11,753)	(11,982)
Income tax expense (benefit)	(5,428)	2,661
Net loss	$(6,325)	$(14,643)
Comprehensive loss:
Net loss	$(6,325)	$(14,643)
Other comprehensive loss (Note 13):
Unrealized loss on cash flow hedges, net of taxes	(11)	(157)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	451	568
Unrealized gain (loss) on pension plan liabilities	45	(17)
Foreign currency translation adjustment	(5,118)	(5,037)
Total other comprehensive loss, net of taxes	(4,633)	(4,643)
Comprehensive loss	$(10,958)	$(19,286)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	December 31, 2014	December 31, 2013
		(Restated)
Operating activities:
Net loss	$(6,325)	$(14,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	1,608	2,098
Depreciation and amortization	42,978	40,857
Amortization of deferred financing costs and original issue discount	1,675	1,704
Changes in operating assets and liabilities and other	(18,540)	(6,366)
Net cash provided by operating activities	21,396	23,650
Investing activities:
Purchases of property and equipment	(3,580)	(3,649)
Capitalized computer software and database costs	(2,875)	(2,866)
Acquisition of businesses, net of cash acquired	(15,827)	—
Net cash used in investing activities	(22,282)	(6,515)
Financing activities:
Payments to affiliate	—	(1,438)
Payments on long-term debt	(5,000)	(13,500)
Payments of dividends	(18,000)	(18,500)
Net cash used in financing activities	(23,000)	(33,438)
Effect of exchange rate changes on cash	(277)	(164)
Net change in cash and cash equivalents	(24,163)	(16,467)
Cash and cash equivalents, beginning of period	130,359	82,902
Cash and cash equivalents, end of period	$106,196	$66,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014, the unaudited condensed consolidated statements of comprehensive loss for the three months ended December 31, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2014 and 2013 represent our financial position, results of operations and cash flows as of and for the periods then ended. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to fairly present our financial position at December 31, 2014 and September 30, 2014, the results of our operations for the three months ended December 31, 2014 and 2013, and our cash flows for the three months ended December 31, 2014 and 2013, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 17, 2014.

Our accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial information. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted.
Prior Restatement
We identified material errors in our income tax provision and associated accounts during the fiscal fourth quarter of the year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. Accordingly, within this Quarterly Report on Form 10-Q, our unaudited condensed consolidated statement of comprehensive loss and our unaudited condensed consolidated statement of cash flows for the quarter ended December 31, 2013 have been labeled Restated.
Use of Estimates

GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our unaudited condensed consolidated financial statements will be affected. The operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2015.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2013 and 2014 relate to our fiscal years ended September 30, 2013 and 2014, respectively. References to future years also relate to our fiscal years ending September 30 of the applicable year.

Components of Cost of Software and Software Related Revenues

The components of our cost of software and software related revenues were as follows (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
Components of cost of software and software related services revenues:
Software license	$5,861	$4,847
Software and cloud subscriptions	8,173	7,557
Software support	23,794	24,501
Total	$37,828	$36,905

Accumulated Amortization of Intangible Assets

Accumulated amortization of intangible assets was $494.3 million and $457.0 million as of December 31, 2014 and September 30, 2014, respectively.

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

Recently Issued Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-17, Pushdown Accounting (Topic 805) (ASU 2014-17). This new guidance provides companies an option to apply pushdown accounting in the reporting period in which a change-in-control event occurs. In pushdown accounting, an acquired entity’s separate financial statements reflect the acquirer’s new basis of accounting for the acquiree’s assets and liabilities. The guidance also allows any subsidiary of an acquired entity to apply pushdown accounting to its separate financial statements, regardless of whether the acquired entity elects to apply pushdown accounting. Further, the guidance clarifies that any acquisition-related liability incurred by the acquirer is recognized in the acquiree’s separate financial statements only if it represents an obligation of the acquiree, and it must be recognized in accordance with other applicable GAAP (e.g., joint and several liability arrangement under ASC 405-40). In connection with the issuance of ASU 2014-17, the Securities and Exchange Commission (SEC) staff rescinded SAB Topic 5J, New Basis of Accounting Required in Certain Circumstances, however the guidance contained in SAB 5J remains in paragraphs ASC 805-50-S99-1 through S99-2. The SEC staff is expected to instruct the FASB to delete these paragraphs. ASU 2014-17 was effective upon issuance. Acquired entities could elect to apply it to any future transaction or to their most recent event in which an acquirer obtains or obtained control of them. However, if the financial statements for the period encompassing the most recent event in which an acquirer obtained control of the acquired entity had already been issued or made available to be issued, the application of pushdown accounting would be accounted for retrospectively as a change in accounting principle. The adoption of ASU 2014-17 affected our disclosures related to debt issued by our parent company Eagle Midco, Inc., however, the adoption of ASU 2014-17 did not require us to push down Eagle Midco's debt to our financial statements, because we do not have joint and several liability for Eagle Midco's debt. We updated our disclosures regarding the Midco Notes included herein to reflect the amendments contained in ASU 2014-17.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (ASU 2013-11), which requires companies to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carry-forward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. ASU 2013-11 eliminates the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments were effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We adopted ASU 2013-11 in the quarter ended December 31, 2014, and the adoption of the amendments did not materially affect our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent's Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which requires companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The amendments were effective for public companies for fiscal years beginning after December 15, 2013. We adopted ASU 2013-05 in the quarter ended December 31, 2014. We will release related cumulative translation adjustments into earnings for qualifying de-recognition events which occur after the effective date.
NOTE 2 — ACQUISITIONS AND RELATED TRANSACTIONS
Acquisition of QuantiSense, Inc.

On October 31, 2014, we acquired 100% of the equity of QuantiSense, Inc. ("QuantiSense"). QuantiSense is a provider of cloud and on-premise packaged analytic solutions for the retail industry. The acquisition of QuantiSense will enable us to provide enhanced analytic solutions to our retail customers and is reported within our Retail Solutions segment.

We paid cash consideration at the time of closing of $15.8 million. The purchase agreement included a clause to account for estimates that were made at the time of closing. As of December 31, 2014, we expect to pay an additional $0.9 million as a result of an adjustment to an initial estimate. Additionally, there is a provision for up to $8.1 million of additional consideration to be paid based upon a revenue earn-out provision over the next two years, which has been preliminarily valued at $0.5 million. As of the acquisition date, we measured consideration to be $17.2 million, which included the cash consideration transferred, the cash consideration expected to be paid and the estimated fair value of the revenue earn-out provision. The purchase price is subject to adjustment based on changes in estimates made at closing for certain obligations and indirect taxes.

We allocated the QuantiSense purchase price to net tangible assets of $2.2 million, acquired intangible assets of $8.8 million, and goodwill of $6.2 million. We recorded goodwill in connection with the acquisition of QuantiSense due to synergies we expect to realize from combining QuantiSense products with our own. We have completed a preliminary valuation of QuantiSense, however, due to the recent nature of the acquisition the purchase price allocation for contingent consideration, intangible assets, deferred revenue, and income tax assets and liabilities have not been finalized.

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
We did not note any indicators that goodwill was impaired as of December 31, 2014. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
NOTE 4 — DEBT
Total debt in the periods presented consisted of the following (in thousands):

	December 31, 2014	September 30, 2014
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $5,444 and $5,823, respectively	$808,306	$812,927
Senior Notes due 2019	465,000	465,000
Total debt	1,273,306	1,277,927
Current portion (1)	200	5,200
Total long-term debt, net of discount	$1,273,106	$1,272,727

(1) Includes a mandatory prepayment of $4.9 million and voluntary prepayment of $0.3 million as of September 30, 2014. Includes expected voluntary prepayment of $0.2 million as of December 31, 2014.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $813.8 million (before $5.4 million unamortized original issue discount) as of December 31, 2014 and a revolving credit facility with a borrowing capacity of $103.0 million. As of December 31, 2014, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of December 31, 2014, the interest rate applicable to the term loans was 4.0%.

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
In addition, Amendment No. 1 provided for (i) the ability for the Company to incur certain incremental facilities under the 2011 Credit Agreement in the form of senior secured, senior unsecured, senior subordinated, or subordinated notes or term loans and create certain liens securing such indebtedness, (ii) the elimination of “most favored nation” protection with respect to extensions of the maturity of the Term B-1 Loans and (iii) increased capacity for the Company to consummate asset dispositions, make restricted payments and to prepay the Company's existing 8.625% senior unsecured notes due 2019 and other subordinated debt.

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

On January 17, 2014, we entered into Amendment No. 3 to the 2011 Credit Agreement to, among other things, reduce the interest rate margin and the LIBOR floor applicable to borrowings under the term loan included in the 2011 Credit Agreement. Amendment No. 3 provided for the refinancing of $840.1 million of Term B-1 Loans under the 2011 Credit Agreement with $840.1 million of new Term B-2 Loans. The interest rate on the Term B-2 Loans is based, at our option, on a LIBOR rate, plus a margin of 3.0% per annum, with a LIBOR floor of 1.0% per annum, or the Base Rate (as defined in the 2011 Credit Agreement), plus a margin of 2.0% per annum. Amendment No. 3 increased our required principal payments by $6.3 million for fiscal 2014, decreased our annual principal payments from $8.6 million per annum to $8.4 million per annum from fiscal 2015 through fiscal 2017, and decreased our payments during fiscal 2018 from $814.3 million to $808.6 million. The Term B-2 Loans mature on the same date as the original maturity date of the Term B and Term B-1 Loans. Additionally, Amendment No. 3 removed the restriction on the Company's ability to repurchase its $465.0 million of Senior Notes due 2019.

We incurred $1.3 million of fees in connection with Amendment No. 3. We are amortizing $1.2 million of the fees to interest expense over the remaining term of the 2011 Credit Agreement, and we recorded $0.1 million of the fees directly to interest expense in accordance with GAAP. Additionally, we recorded a $0.5 million loss on extinguishment of debt to write off deferred financing costs and original issue discount allocable to lenders whose balances were transferred to other lenders in connection with Amendment No. 3. The loss on extinguishment of debt was included within other expense, net in our unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014. The remainder of the unamortized deferred financing costs and original issue discount were allocable to lenders whose term loan balances were deemed to be modified. We are continuing to amortize the remaining unamortized deferred financing costs, the existing original issue discount and the new deferred financing costs using the effective interest method.

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

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain First Lien Senior Secured Leverage Ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of December 31, 2014, we had no issued and outstanding letters of credit.

Substantially all of our assets and those of our domestic subsidiaries are pledged as collateral to secure our obligations under the 2011 Credit Agreement and each of our material wholly-owned domestic subsidiaries guarantees our obligations thereunder. The terms of the 2011 Credit Agreement require compliance with various covenants discussed further below. Amounts repaid under the term loans may not be re-borrowed. Beginning with the fiscal year ended September 30, 2012, the 2011 Credit Agreement requires us to make mandatory prepayments of then outstanding term loans if we generate excess cash flow (as defined in the 2011 Credit Agreement) during a complete fiscal year, subject to reduction upon achievement of certain total leverage ratios. The calculation of excess cash flow per the 2011 Credit Agreement includes net income, adjusted for noncash charges and credits, changes in working capital and other adjustments, less the sum of debt principal repayments, capital expenditures, and other adjustments. The excess cash flow calculation may be reduced based upon our attained ratio of consolidated total debt to consolidated Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the Senior Notes and our 2011 Credit Agreement, all as defined in the 2011 Credit Agreement). Any mandatory prepayments due are reduced dollar-for-dollar by any voluntary prepayments made during the year. We generated $79.4 million of excess cash flow during the year ended September 30, 2014, which required us to pay a prepayment of $19.9 million. We paid a $15.0 million voluntary prepayment in September 2014, and we paid a $4.9 million mandatory prepayment and a $0.1 million voluntary prepayment in December 2014. We generated $27.0 million of excess cash flow during the year ended September 30, 2013, and as a result, we paid a mandatory prepayment of $13.5 million in December 2013.

The 2011 Credit Agreement and the Senior Notes permit us to make dividend payments to our parent companies in certain circumstances. Permitted dividend payments are calculated as the sum of (i) $40.0 million plus (ii) the lesser of (a) cumulative Consolidated Net Income, as defined in the 2011 Credit Agreement and the Indenture for the Senior Notes, and (b) the excess of cumulative excess cash flow over cumulative mandatory prepayments on the term loan. We utilize permitted dividend payments to voluntarily fund interest on debt issued by our indirect parent company, Eagle Midco Inc. ("EGL Midco"). EGL Midco has issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). In December 2013, June 2014 and December 2014, we made dividend payments of $18.5 million, $18.0 million and $18.0 million, respectively, to fund the December 2013, June 2014 and December 2014 interest payments for the Midco Notes. We intend to continue utilizing permitted dividend payments to voluntarily fund interest on the Midco Notes. See "Parent Company PIK Toggle Notes" below for a description of the Midco Notes.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At December 31, 2014, the applicable ratio is 3.50 to 1.00, which will decrease to 3.25 to 1.00 on March 31, 2015 and will not decrease thereafter.

At December 31, 2014 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Future Maturities of Long Term Debt

We paid a voluntary prepayment of $15.0 million in September 2014, a mandatory prepayment of $4.9 million and a voluntary prepayment of $0.1 million in December 2014. As a result of these prepayments, we are not required to pay quarterly principal payments on the term loan during fiscal 2015 and 2016, and our quarterly principal payments are reduced for fiscal 2017. As of December 31, 2014, we intend to pay an additional voluntary prepayment of $0.2 million in fiscal 2015. As a result, the current portion of our long-term debt equals $0.2 million as of December 31, 2014. Maturities of long term debt are $0.2 million for fiscal 2015, none for fiscal 2016, $5.0 million for fiscal 2017, $808.6 million in 2018 and $465.0 million in 2019.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the FASB (ASC 405-40), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements when the subsidiary is joint and severally liable for the parent’s debt. We are not joint and severally liable for the Midco Notes, and accordingly, we have not reflected the Midco Notes in our unaudited condensed consolidated financial statements for the quarter ended December 31, 2014 or any period presented.

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

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco is and will continue to be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash. Interest on the Midco Notes is required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million. For the semiannual interest periods ended December 15, 2013 and December 15, 2014, the Minimum Cash Interest payable on the Midco Notes was equal to the full cash interest payments of $18.5 million and $18.0 million, respectively.

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

On December 15, 2013, June 15, 2014 and December 15, 2014, we paid dividend payments of $18.5 million, $18.0 million and $18.0 million, respectively, to EGL Midco to fund the December 15, 2013, June 15, 2014 and December 15, 2014 interest payments applicable to the Midco Notes. We recorded the dividend payments as reductions to common stock within the stockholder's equity section of our unaudited condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014.

We intend to continue funding cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2015 and approximately $36 million per year from fiscal 2016 through fiscal 2018. To the extent we do not fund interest with cash, interest obligations will be satisfied through PIK Interest. We believe that our cash flow from operations, our current working capital, as well as funds available to us on our revolving credit facility will be sufficient to cover our liquidity needs and to fund dividend payments to EGL Midco for the foreseeable future.
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

In August 2011, we entered into a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, which is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of December 31, 2014, the notional amount of the swap was $339.5 million.

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

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on our term loan. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We did not amend the 1.25% LIBOR floor contained in our interest rate swap, and accordingly, we incorporated the change to our hedged interest payments into our analysis and measurement of hedge effectiveness, and determined that our interest rate swap remained highly effective as of December 31, 2014.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona and Hungarian Forint. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying unaudited condensed consolidated statements of comprehensive loss and are designed generally to offset the gains and losses resulting from translation of inter-company balances recorded from the re-measurement of our non-functional currency balance sheet exposures. During the three months ended December 31, 2014 and 2013, we recorded a net foreign currency loss of $1.1 million and a net foreign currency gain of $0.7 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our unaudited condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our unaudited condensed consolidated statements of cash flows.

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

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2014	September 30, 2014
Foreign currency forward contracts	Prepaid expenses and other current assets	$157	$187

	Liability Derivatives (Fair Value)
	Balance Sheet Location	December 31, 2014	September 30, 2014
Interest rate swap	Other liabilities	$(1,860)	$(2,579)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(370)	(520)
Total liability derivatives		$(2,230)	$(3,099)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our unaudited condensed consolidated statements of comprehensive loss (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended
	December 31, 2014	December 31, 2013
Loss recognized in other comprehensive loss on derivative (effective portion)	$(18)	$(254)
Gain recognized in income on derivative (ineffective portion)	—	31
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(3)	(7)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(737)	(940)

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three months ended December 31, 2014 and 2013, we made interest payments of $0.8 million and $1.0 million for the swap, and in connection with those payments, we reclassified $0.7 million and $0.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining loss of $1.9 million reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015.

The following table summarizes the effect of our foreign currency forward contracts on our unaudited condensed consolidated statements of comprehensive loss (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended
	December 31, 2014	December 31, 2013
Included in other income, net	$(291)	$318
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

The fair value of our share-based liabilities is determined by estimating the value of the enterprise and allocating that value to the various securities outstanding. The fair value of our contingent consideration liability is determined using a Monte-Carlo simulation which uses projected revenues and an estimate of revenue volatility to estimate the likelihood of meeting the revenue targets requiring payment of the contingent consideration. The fair value of our share-based liabilities and contingent consideration liability is determined based on inputs which are not readily available in public markets. Therefore, we have categorized them as Level 3.

We record changes in the value of our share-based liabilities and our contingent consideration liability within share-based compensation expense and acquisition related costs, respectively, in our unaudited condensed consolidated statements of comprehensive loss. During the three months ended December 31, 2014, we did not record any changes in the value of our share-based liabilities or contingent consideration liabilities. In addition, we did not record any settlements of these liabilities.

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of December 31, 2014, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities, foreign currency forward contracts and share-based liabilities were as follows, by category of inputs, as of December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$157	$—	$157
Deferred compensation plan assets (2)	—	5,162	—	5,162
Post-retirement insurance plan assets (2)	—	743	—	743
Liabilities:
Foreign currency forward contracts (3)	—	(370)	—	(370)
Interest rate swap (4)	—	(1,860)	—	(1,860)
Deferred compensation plan liabilities (4)	—	(5,300)	—	(5,300)
Share-based liabilities (5)	—	—	(1,441)	(1,441)
Contingent consideration liability	—	—	(500)	(500)
Total	$—	$(1,468)	$(1,941)	$(3,409)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

(2)	Included in other assets in our unaudited condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheet.

(5)	Included in loan from affiliate in our unaudited condensed consolidated balance sheet.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of December 31, 2014, the term loan contained in our 2011 Credit Agreement had a fair value of $814.4 million, which represented approximately 100% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement. As of December 31, 2014, the fair value of our Senior Notes was approximately $492.9 million based on a trading price of approximately 106% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the unaudited condensed consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement.

The fair value of our foreign currency forward contract assets and liabilities, deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and share-based liabilities were as follows, by category of inputs, as of September 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$187	$—	$187
Deferred compensation plan assets (2)	—	5,019	—	5,019
Post-retirement insurance plan assets (2)	—	743	—	743
Liabilities:
Foreign currency forward contracts (3)	—	(520)	—	(520)
Interest rate swap (4)	—	(2,579)	—	(2,579)
Deferred compensation plan liabilities (4)	—	(4,672)	—	(4,672)
Share-based liabilities (5)	—	—	(1,441)	(1,441)
Total	$—	$(1,822)	$(1,441)	$(3,263)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

(2)	Included in other assets in our unaudited condensed consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheet.

(5)	Included in loan from affiliate in our unaudited condensed consolidated balance sheet.
NOTE 7 — INCOME TAXES
We identified material errors in our income tax provision and associated accounts during the fiscal fourth quarter of the year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013.
The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $5.4 million, or 46% of pre-tax loss, during the three months ended December 31, 2014 compared to income tax expense of $2.7 million, or 22% of pre-tax loss, during the three months ended December 31, 2013.

Our income tax rate for the three months ended December 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended December 31, 2013 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

We typically determine our interim tax provision using an estimated annual effective tax rate methodology as required by ASC 740-270-25-2. However, for the three months ended December 31, 2014, we have utilized a discrete period method to calculate taxes based on actual results, in accordance with ASC 740-270-30-18.  Based on our forecast for the fiscal year ending September 30, 2015, we have determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted second through fourth quarter pre-tax earnings.  Under the discrete method, we determine the tax expense based upon actual results as if the interim period were an annual period.

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

During the three months ended December 31, 2014 and 2013, we granted 0.4 million and 5.3 million Series C Units, respectively, to certain employees as compensation for their services. In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units were fully vested at issuance and may be settled in cash upon call by the Company in the event of employee departure from the Company. We record changes in the value of Series B Units as compensation expense. During the three months ended December 31, 2013, we recorded $0.5 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.4 million to settle Series B Units. We did not record any compensation expense for Series B Units during the three months ended December 31, 2014. As of December 31, 2014, 0.3 million Series B Units were outstanding with an aggregate value of $1.4 million.

The following table summarizes our share-based compensation expense and its allocation within our unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
Cost of revenues:
Software and software related services	$55	$26
Professional services	72	86
Hardware and other	(12)	12
Operating expenses:
Sales and marketing	259	642
Product development	272	181
General and administrative	962	1,151
Total share-based compensation expense	$1,608	$2,098
NOTE 9 — RESTRUCTURING COSTS
During the three months ended December 31, 2014, we began execution of a management approved restructuring plan to consolidate certain identified excess facilities, relocate positions to lower cost geographies and eliminate certain employee positions. We expect to incur costs through the end of fiscal 2015 related to this plan. During fiscal 2014, our management approved a restructuring plan to more properly align our personnel and facilities costs with our projected future revenue streams at certain locations and business units.

Our restructuring liability at December 31, 2014 and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

	Balance at September 30, 2014	New Charges	Payments	Adjustments	Balance at December 31, 2014

Facility consolidations	$4,470	$2,094	$(731)	$(2)	$5,831
Employee severance, benefits and related costs	1,052	3,266	(310)	(9)	3,999
Total	$5,522	$5,360	$(1,041)	$(11)	$9,830
Our restructuring liability at December 31, 2013 and the changes in our restructuring liabilities for the three months then ended were as follows (in thousands):

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
In May 2011, we entered into a Services Agreement with the beneficial owner of all of our capital stock, Apax Partners, L.P. ("Apax"), which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended December 31, 2014 and 2013, we recorded expense related to the advisory fee of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. In September 2014 and October 2013, we increased the balance of the loans recorded on our unaudited condensed consolidated balance sheet by $0.4 million and $0.5 million, respectively, to record the change in value of Series B Units in Eagle Topco. As of December 31, 2014, we have repaid $1.8 million of the loans. At December 31, 2014, the balance of the loans was $1.3 million. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014.

Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 4 - Debt, our indirect parent company, EGL Midco, has issued the Midco Notes in the principal amount of $400 million. In December 2013 and December 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to EGL Midco to fund EGL Midco's December 2013 and December 2014 interest payments on the Midco Notes. See Note 4 - Debt for further information regarding the Midco Notes.
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

Reportable segment revenue by category is as follows (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
ERP revenues:
Software and software related services:
Software license	$23,306	$29,184
Software and cloud subscriptions	6,048	5,374
Software support	78,405	76,315
Total software and software related services	107,759	110,873
Professional services	38,635	39,036
Hardware and other	3,844	4,662
Total ERP revenues	150,238	154,571

Retail Solutions revenues:
Software and software related services:
Software license	2,523	2,396
Software and cloud subscriptions	2,449	2,131
Software support	10,892	10,610
Total software and software related services	15,864	15,137
Professional services	12,269	10,779
Hardware and other	4,905	6,663
Total Retail Solutions revenues	33,038	32,579

Retail Distribution revenues:
Software and software related services:
Software license	7,314	5,824
Software and cloud subscriptions	14,921	13,775
Software support	19,597	19,433
Total software and software related services	41,832	39,032
Professional services	7,757	6,489
Hardware and other	11,028	12,339
Total Retail Distribution revenues	60,617	57,860

Total revenues:
Software and software related services:
Software license	33,143	37,404
Software and cloud subscriptions	23,418	21,280
Software support	108,894	106,358
Total software and software related services	165,455	165,042
Professional services	58,661	56,304
Hardware and other	19,777	23,664
Total revenues	$243,893	$245,010

Reportable segment contribution margin is as follows (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
ERP	$51,223	$50,695
Retail Solutions	8,275	7,888
Retail Distribution	21,599	17,729
Total segment contribution margin	$81,097	$76,312

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended
	December 31, 2014	December 31, 2013
Total segment contribution margin	$81,097	$76,312
Corporate and unallocated costs	(19,440)	(21,564)
Share-based compensation expense	(1,608)	(2,098)
Depreciation and amortization	(42,978)	(40,857)
Acquisition-related costs	(2,427)	(1,904)
Restructuring costs	(5,360)	(115)
Interest expense	(21,319)	(22,785)
Other income, net	282	1,029
Loss before income taxes	$(11,753)	$(11,982)
NOTE 12 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. If the potential loss is material and considered reasonably possible of occurring, we disclose such matters in the footnotes to the financial statements. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

While the outcome of our legal proceedings cannot be predicted with certainty, we do not believe that any of our current legal proceedings, individually or in the aggregate, will result in material losses. As a result, we have not recorded a liability for legal matters as of December 31, 2014.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a summary of activity in accumulated other comprehensive loss for the three months ended December 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2014	$(20,014)	$(1,569)	$(1,290)	$(22,873)
Unrealized loss on cash flow hedge, before tax	—	(18)	—	(18)
Tax benefit of unrealized loss on cash flow hedge	—	7	—	7
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	737	—	737
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(286)	—	(286)
Unrealized gain on pension plan liabilities (1)	—	—	45	45
Change in foreign currency translation adjustments (1)	(5,118)	—	—	(5,118)
Total other comprehensive income (loss)	(5,118)	440	45	(4,633)
Balance at December 31, 2014	$(25,132)	$(1,129)	$(1,245)	$(27,506)

(1) During the three months ended December 31, 2014, there was no tax effect of the unrealized loss on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

The following table presents a summary of activity in accumulated other comprehensive loss for the three months ended December 31, 2013 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)
Unrealized loss on cash flow hedge, before tax	—	(254)	—	(254)
Tax benefit of unrealized loss on cash flow hedge	—	97	—	97
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	940	—	940
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(372)	—	(372)
Unrealized gain on pension plan liabilities (1)	—	—	(17)	(17)
Change in foreign currency translation adjustments (1)	(5,037)	—	—	(5,037)
Total other comprehensive income (loss)	(5,037)	411	(17)	(4,643)
Balance at December 31, 2013	$(13,779)	$(2,840)	$(869)	$(17,488)

(1) During the three months ended December 31, 2013, there was no tax effect of the unrealized gain on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the three months ended December 31, 2014 and 2013, we reclassified realized losses on our cash flow hedge into interest expense upon paying our quarterly swap payments, resulting in increased interest expense of $0.7 million and $0.9 million for the three months ended December 31, 2014 and 2013, respectively. During the three months ended December 31, 2014 and 2013, we also reclassified the realized tax benefit of the swap payments into income tax expense (benefit), which decreased our income tax expense by $0.3 million and $0.4 million, for the three months ended December 31, 2014 and 2013, respectively.
NOTE 14 — GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of December 31, 2014 and September 30, 2014, the unaudited condensed consolidating statements of comprehensive income (loss) for the three months ended December 31, 2014 and 2013, and the unaudited condensed consolidating statements of cash flows for the three months ended December 31, 2014 and 2013.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	As of December 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$31,871	$7,796	$66,529	$—	$106,196
Accounts receivable, net	66,076	5,229	49,647	—	120,952
Inventories, net	2,463	318	843	—	3,624
Deferred tax assets	7,699	902	3,922	—	12,523
Income tax receivable	—	1	387	—	388
Prepaid expenses and other current assets	10,584	1,104	21,284	—	32,972
Total current assets	118,693	15,350	142,612	—	276,655
Property and equipment, net	32,158	1,041	14,259	—	47,458
Intangible assets, net	465,179	9,889	93,239	—	568,307
Goodwill	779,198	80,877	430,477	—	1,290,552
Deferred financing costs	22,311	—	—	—	22,311
Other assets	666,645	213,208	(67,705)	(794,006)	18,142
Total assets	$2,084,184	$320,365	$612,882	$(794,006)	$2,223,425
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$17,019	$602	$4,850	$—	$22,471
Payroll related accruals	20,513	1,118	11,565	—	33,196
Deferred revenue	93,565	3,396	57,323	—	154,284
Current portion of long-term debt	200	—	—	—	200
Accrued interest payable	6,684	—	—	—	6,684
Accrued expenses and other current liabilities	28,638	3,764	25,359	—	57,761
Total current liabilities	166,619	8,880	99,097	—	274,596
Long-term debt, net of unamortized discount	1,273,106	—	—	—	1,273,106
Deferred income tax liabilities	179,728	(813)	27,668	—	206,583
Loan from affiliate	1,346	—	—	—	1,346
Other liabilities	32,846	294	4,115	—	37,255
Total liabilities	1,653,645	8,361	130,880	—	1,792,886
Total stockholder’s equity	430,539	312,004	482,002	(794,006)	430,539
Total liabilities and stockholder’s equity	$2,084,184	$320,365	$612,882	$(794,006)	$2,223,425

Epicor Software Corporation
Condensed Consolidating Balance Sheet

	As of September 30, 2014
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
LIABILITIES AND STOCKHOLDER’S EQUITY:
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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended December 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$172,489	$9,191	$62,213	$—	$243,893
Operating expenses:
Total cost of revenues	64,047	6,044	27,323	—	97,414
Sales and marketing	26,250	1,372	14,565	—	42,187
Product development	12,975	1,049	10,751	—	24,775
General and administrative	14,500	406	4,562	—	19,468
Depreciation and amortization	34,768	431	7,779	—	42,978
Acquisition-related costs	2,301	8	118	—	2,427
Restructuring costs	3,865	9	1,486	—	5,360
Total operating expenses	158,706	9,319	66,584	—	234,609
Operating income (loss)	13,783	(128)	(4,371)	—	9,284
Interest expense	(21,017)	—	(302)	—	(21,319)
Equity in earnings (loss) of subsidiaries	(8,145)	185	—	7,960	—
Other income (expense), net	2,671	—	(2,389)	—	282
Income (loss) before income taxes	(12,708)	57	(7,062)	7,960	(11,753)
Income tax expense (benefit)	(6,383)	27	928	—	(5,428)
Net income (loss)	(6,325)	30	(7,990)	7,960	(6,325)
Other comprehensive loss	(4,633)	(3,094)	(5,200)	8,294	(4,633)
Total comprehensive loss	$(10,958)	$(3,064)	$(13,190)	$16,254	$(10,958)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended December 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$151,419	$10,466	$83,125	$—	$245,010
Operating expenses:
Total cost of revenues	62,121	7,114	30,381	—	99,616
Sales and marketing	27,564	958	14,530	—	43,052
Product development	15,574	760	11,437	—	27,771
General and administrative	12,311	153	9,457	—	21,921
Depreciation and amortization	20,793	211	19,853	—	40,857
Acquisition-related costs	1,684	—	220	—	1,904
Restructuring costs	514	—	(399)	—	115
Total operating expenses	140,561	9,196	85,479	—	235,236
Operating income (loss)	10,858	1,270	(2,354)	—	9,774
Interest expense	(22,679)	—	(106)	—	(22,785)
Equity in earnings (loss) of subsidiaries	(813)	4,085	—	(3,272)	—
Other income, net	896	—	133	—	1,029
Income (loss) before income taxes	(11,738)	5,355	(2,327)	(3,272)	(11,982)
Income tax expense (benefit)	2,905	(221)	(23)	—	2,661
Net income (loss)	(14,643)	5,576	(2,304)	(3,272)	(14,643)
Other comprehensive loss	(4,643)	(2,889)	(5,016)	7,905	(4,643)
Total comprehensive income (loss)	$(19,286)	$2,687	$(7,320)	$4,633	$(19,286)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$16,812	$1,439	$3,145	$—	$21,396
Investing activities:
Purchases of property and equipment	(2,461)	—	(1,119)	—	(3,580)
Capitalized computer software and database costs	(2,875)	—	—	—	(2,875)
Collection of inter-company loan	8,565	—	—	(8,565)	—
Acquisitions of businesses	(15,827)	—	—	—	(15,827)
Net cash used in investing activities	(12,598)	—	(1,119)	(8,565)	(22,282)
Financing activities:
Payments on long-term debt	(5,000)	—	—	—	(5,000)
Repayment of inter-company loan	—	—	(8,565)	8,565	—
Payment of dividend	(18,000)	—	—	—	(18,000)
Net cash used in financing activities	(23,000)	—	(8,565)	8,565	(23,000)
Effect of exchange rate changes on cash	—	—	(277)	—	(277)
Change in cash and cash equivalents	(18,786)	1,439	(6,816)	—	(24,163)
Cash and cash equivalents, beginning of period	50,657	6,357	73,345	—	130,359
Cash and cash equivalents, end of period	$31,871	$7,796	$66,529	$—	$106,196

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Three Months Ended December 31, 2013
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,253	$58	$(10,661)	$—	$23,650
Investing activities:
Purchases of property and equipment	(3,085)	(11)	(553)	—	(3,649)
Capitalized computer software and database costs	(2,866)	—	—	—	(2,866)
Collection of inter-company loan	9,539	—	—	(9,539)	—
Net cash used in investing activities	3,588	(11)	(553)	(9,539)	(6,515)
Financing activities:
Payment to affiliate	(1,438)	—	—	—	(1,438)
Payments on long-term debt	(13,500)	—	—	—	(13,500)
Payments of dividends	(18,500)	—	—	—	(18,500)
Repayment of inter-company loan	—	—	(9,539)	9,539	—
Net cash provided by financing activities	(33,438)	—	(9,539)	9,539	(33,438)
Effect of exchange rate changes on cash	—	—	(164)	—	(164)
Change in cash and cash equivalents	4,403	47	(20,917)	—	(16,467)
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$20,096	$3,087	$43,252	$—	$66,435

NOTE 15 — SUBSEQUENT EVENTS
On January 2, 2015, we acquired 100% of the outstanding equity of ShopVisible, LLC ("ShopVisible") for cash consideration of $19.2 million, plus up to $5.8 million additional consideration based upon a revenue earn-out provision over the next two years. ShopVisible delivers an advanced standalone order management solution and complete ecommerce platform that supports the complex business processes associated with both business to consumer and business to business order processing. The combination of ShopVisible’s foundational order management capability with Epicor's point of sale ("POS"), mobile POS, omni-channel Enterprise Selling, Merchandising and Warehouse Management solutions is expected to create an integrated end-to-end cloud-based solution for omni-channel retailers. Additionally, the purchase agreement included a clause to account for estimates that were made at the time of closing. ShopVisible will be reported within our Retail Solutions segment. We will be recording the acquisition of ShopVisible in the second quarter of fiscal 2015.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included above. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Please see "Note Regarding Forward Looking Statements" above. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and in our other filings with the Securities and Exchange Commission. Unless the context requires otherwise, references to “we,” “our,” “us”, "Epicor" and “the Company” are to Epicor Software Corporation and its consolidated subsidiaries.
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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,500 employees worldwide as of December 31, 2014. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators providing a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to support increasingly global businesses and to more effectively deliver our systems and services to high-growth emerging markets.
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
In the first quarter of fiscal 2015, our total revenues decreased less than 1% as compared to the same period in the prior year due to lower software license and hardware and other revenues. These decreases were substantially offset by increases in software support, professional services, SaaS and other software and cloud services revenues. Our total operating expenses were relatively unchanged year over year. Cost of revenues in total was lower year over year primarily as a result of lower hardware and other revenues. Other operating expenses increased over the prior year primarily as a result of increased restructuring costs. As a result of the decrease in revenue and relatively flat total operating expenses, our operating income in the first fiscal quarter decreased $0.7 million compared to the prior year period. Our operating income margin was 3.7% in the current quarter compared to 4.0% in the prior year.
Our ERP segment continues to experience steady growth in software support and SaaS revenues, while professional services and hardware and other revenues remain relatively flat. Quarterly ERP software license revenues continue to be partly driven by the number of large transactions closed in a quarter. Software support and SaaS revenues growth continues to be driven by our America’s (North, Central and South America) region. Software support revenues in our EMEA (Europe, Middle East and Africa) region and APAC (Asia Pacific) regions are being adversely impacted by foreign exchange rates. During fiscal 2014 we experienced strong growth in software license revenues in all regions of our ERP segment, however, in the fiscal first quarter of 2015 we experienced a lower level of larger strategic transactions primarily in our Americas region. Contribution margin in our ERP segment continues to improve despite the lower revenue in the fiscal first quarter of 2015 due primarily to lower product development operating expenses.
Our Retail Distribution segment continues to deliver solid total revenue and contribution margin growth. Growth in software license revenues has been driven by the ongoing economic recovery in this segment and sales of software licenses to new customers. Strong growth in payment exchange revenues continues to drive our software and cloud subscriptions revenue growth. Software support revenues continue to grow slightly as new customer support revenues are offset by customer attrition primarily on legacy platforms. Professional services revenues continue to trend higher, but are impacted by the timing of revenue recognition on larger deals. Hardware and other revenues are starting to trend down, as expected, after a strong fiscal 2014 which was driven by a strong hardware refresh cycle. Contribution margin in our Retail Distribution segment continues to improve driven primarily by the growth in software license and payment exchange revenues.
Our Retail Solutions segment performance continues to be affected by longer sales cycles as well as by the number and timing of large strategic deals. Additionally we are seeing larger customers in Retail Solutions transition to SaaS delivery models versus the traditional on-premise perpetual license model. This trend has contributed to growth in SaaS revenues in recent years while software license and professional services revenues have been negatively impacted. However, in the first fiscal quarter of 2015 year over year software license, SaaS and professional services revenues all increased. Hardware and other revenues were lower in fiscal 2014 and continue to decline in the fiscal first quarter of 2015 due to a lower number of strategic customer roll outs. After a year over year decline in fiscal 2014, contribution margin in our Retail Solutions segment improved driven by a favorable mix of higher margin revenues and a lower mix of hardware and other revenues.
Strategic acquisitions continue to be an important element of our revenue growth strategy. In fiscal 2015 we acquired QuantiSense, Inc. (“QuantiSense”) and ShopVisible, LLC (“ShopVisible”). These acquisitions are expected to enhance our data warehouse and analytics and order management capabilities in our Retail Solutions segment.

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

•
Cost of professional services revenues - Cost of professional services revenues consists primarily of salary related costs, third party consulting fees, travel costs and allocated overhead expenses associated with providing customers' system installation and integration, custom modification and training services. Additionally, the cost of professional services includes salary related costs, outside services costs, travel costs and allocated overhead expenses associated with providing our hosting and managed services offerings.

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

Results of Operations
The following discussion of our revenues and expenses has been prepared by comparing our unaudited condensed consolidated results of operations for the comparable three month periods ended December 31, 2014 and 2013.
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Total revenues
Our total revenues were $243.9 million and $245.0 million for the three months ended December 31, 2014 and 2013, respectively. Total revenues decreased by $1.1 million, or less than 1%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The decrease was primarily due to a decrease in software license and hardware and other revenues, partially offset by growth in software and cloud subscriptions, software support and professional services revenues.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other revenues for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	December 31, 2014	December 31, 2013	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$23,306	$29,184	$(5,878)	(20)%
Software and cloud subscriptions	6,048	5,374	674	13%
Software support	78,405	76,315	2,090	3%
Total software and software related services	107,759	110,873	(3,114)	(3)%
Professional services	38,635	39,036	(401)	(1)%
Hardware and other	3,844	4,662	(818)	(18)%
Total ERP revenues	150,238	154,571	(4,333)	(3)%

Retail Solutions revenues:
Software and software related services:
Software license	2,523	2,396	127	5%
Software and cloud subscriptions	2,449	2,131	318	15%
Software support	10,892	10,610	282	3%
Total software and software related services	15,864	15,137	727	5%
Professional services	12,269	10,779	1,490	14%
Hardware and other	4,905	6,663	(1,758)	(26)%
Total Retail Solutions revenues	33,038	32,579	459	1%

Retail Distribution revenues:
Software and software related services:
Software license	7,314	5,824	1,490	26%
Software and cloud subscriptions	14,921	13,775	1,146	8%
Software support	19,597	19,433	164	1%
Total software and software related services	41,832	39,032	2,800	7%
Professional services	7,757	6,489	1,268	20%
Hardware and other	11,028	12,339	(1,311)	(11)%
Total Retail Distribution revenues	60,617	57,860	2,757	5%

Total revenues:
Software and software related services:
Software license	33,143	37,404	(4,261)	(11)%
Software and cloud subscriptions	23,418	21,280	2,138	10%
Software support	108,894	106,358	2,536	2%
Total software and software related services	165,455	165,042	413	—%
Professional services	58,661	56,304	2,357	4%
Hardware and other	19,777	23,664	(3,887)	(16)%
Total revenues	$243,893	$245,010	$(1,117)	—%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 13% and 25%, respectively, of our revenues during the three months ended December 31, 2014. This compares to the three months ended

December 31, 2013, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues.

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

	Three Months Ended			Three Months Ended
(in thousands)	December 31, 2014			December 31, 2013
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$107,759	$—	$107,759	$110,958	$(85)	$110,873
Professional services	38,635	—	38,635	39,039	(3)	39,036
Hardware and other	3,844	—	3,844	4,662	—	4,662
Total ERP revenues	150,238	—	150,238	154,659	(88)	154,571

Retail Solutions revenues:
Software and software related services	16,025	(161)	15,864	15,137	—	15,137
Professional services	12,331	(62)	12,269	10,849	(70)	10,779
Hardware and other	4,905	—	4,905	6,663	—	6,663
Total Retail Solutions revenues	33,261	(223)	33,038	32,649	(70)	32,579

Retail Distribution revenues:
Software and software related services	41,832	—	41,832	39,077	(45)	39,032
Professional services	7,757	—	7,757	6,489	—	6,489
Hardware and other	11,028	—	11,028	12,443	(104)	12,339
Total Retail Distribution revenues	60,617	—	60,617	58,009	(149)	57,860

Total revenues:
Software and software related services	165,616	(161)	165,455	165,172	(130)	165,042
Professional services	58,723	(62)	58,661	56,377	(73)	56,304
Hardware and other	19,777	—	19,777	23,768	(104)	23,664
Total revenues	$244,116	$(223)	$243,893	$245,317	$(307)	$245,010

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues decreased by $4.3 million, or 3%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, driven primarily by a decrease in software license revenues.

◦
ERP software and software related services revenues decreased by $3.1 million, or 3%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily attributable to a $5.9 million decrease in software license revenues as a result of several large strategic sales transactions in our Americas region in the prior fiscal quarter as well as a lower volume of sales transactions in our EMEA region in the current fiscal quarter. This decrease was partially offset by a $2.1 million increase in software support revenues due to the addition of new customer software support revenues and support price increases, partially offset by customer attrition as well as a $0.7 million increase in software and cloud subscriptions revenues which were driven by growth in SaaS and other software and cloud services revenues.

◦
ERP professional services revenues decreased by $0.4 million or 1%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily due to lower professional services consulting revenues in our EMEA region as a result of unfavorable foreign exchange rates.

◦
ERP hardware and other revenues decreased by $0.8 million, or 18%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily attributable to a lower number of systems sold with hardware equipment in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues increased by $0.5 million, or 1%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The QuantiSense, Inc. (“QuantiSense”) acquisition contributed $1.1 million of total revenue for the three months ended December 31, 2014.

◦
Retail Solutions software and software related services revenues increased by $0.7 million, or 5%. The three months ended December 31, 2014 included $0.3 million of revenues related to the QuantiSense acquisition. Additionally, software and cloud subscriptions increased revenues by $0.3 million primarily to increased SaaS revenues.

◦
Retail Solutions professional services revenues increased $1.5 million, or 14%, primarily due to $0.8 million of QuantiSense professional services consulting revenues as well as recognition of milestone consulting revenues.

◦	Retail Solutions hardware and other revenues decreased by a $1.7 million, or 26%, due to a large strategic transaction in the prior year.

•	Retail Distributions revenues - Retail Distribution revenues increased by $2.8 million, or 5%, for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

◦
Retail Distribution software and software related services revenues increased by $2.8 million. The increase was primarily attributed to a $1.5 million increase in software license revenues due to a large strategic transaction during the three months ended December 31, 2014. Additionally software and cloud subscriptions revenues increased by $1.1 million primarily due to growth in our payment exchange revenues.

◦	Retail Distribution professional services revenues increased by $1.3 million primarily due to higher consulting revenues driven by revenue recognition on a large milestone implementation.

◦	Retail Distribution hardware and other revenues decreased by $1.3 million primarily due to a large number of hardware upgrade sales transactions in the prior year.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	December 31, 2014	December 31, 2013	Variance $	Variance %
		(Restated)
Cost of software and software related services revenues	$37,828	$36,905	$923	3%
Cost of professional services revenues	44,795	44,412	383	1%
Cost of hardware and other revenues	14,791	18,299	(3,508)	(19)%
Sales and marketing	42,187	43,052	(865)	(2)%
Product development	24,775	27,771	(2,996)	(11)%
General and administrative	19,468	21,921	(2,453)	(11)%
Depreciation and amortization	42,978	40,857	2,121	5%
Acquisition-related costs	2,427	1,904	523	27%
Restructuring costs	5,360	115	5,245	4,561%
Total operating expenses	234,609	235,236	(627)	—%
Interest expense	(21,319)	(22,785)	1,466	(6)%
Other income, net	282	1,029	(747)	(73)%
Income tax expense (benefit)	(5,428)	2,661	(8,089)	(304)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues increased by $0.9 million, or 3%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily attributable to increased software royalty costs and increased third party maintenance fees, partially offset by lower employee related expenses driven by headcount and associated benefits costs.

•
Cost of professional services revenues - Cost of professional services revenues increased by $0.4 million, or 1%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily the result of a higher employee related expenses due to increased headcount.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $3.5 million, or 19%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily attributable to lower hardware and other revenues as well as a favorable mix of hardware equipment sold in the current year.

•
Sales and marketing - Sales and marketing expenses decreased by $0.9 million, or 2%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily attributable to a $1.3 million decrease in commission and other incentive compensation expense including benefits as a result of lower software license revenues, partially offset by a $0.6 million increase in salaries and wages costs.

•
Product development - Product development expenses decreased by $3.0 million, or 11%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily the result of lower salary related expenses as a result of favorable exchange rate impacts and lower incentive compensation, as well as lower allocated expenses.

•
General and administrative - General and administrative expenses decreased by $2.5 million, or 11%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease was primarily the result of a $2.0 million decrease in severance costs related to a one time severance cost in the prior year related to the departure of our former President and CEO, as well as a $0.4 million decrease in employee benefits costs.

•
Depreciation and amortization - Depreciation and amortization expense was $43.0 million for the three months ended December 31, 2014 compared to $40.9 million for the three months ended December 31, 2013, an increase of $2.1 million, or 5%. The increase was primarily the result of $0.6 million of increased depreciation related to facility leasehold improvements costs and capitalized IT equipment costs, a $0.7 million increase in amortization of development costs placed in service as well as a $0.8 million increase in amortization of acquired intangible assets.

•
Acquisition-related costs - Acquisition-related costs were $2.4 million for the three months ended December 31, 2014 compared to $1.9 million for the three months ended December 31, 2013. Acquisition-related costs for the three months ended December 31, 2014 consisted primarily of legal and professional costs related to the acquisitions of QuantiSense and ShopVisible, as well as costs related to integration activities such as consolidating the Company's information systems. Acquisition-related costs for the three months ended December 31, 2013 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the integration of prior acquisitions.

•
Restructuring costs - During the three months ended December 31, 2014, we incurred $5.4 million of management-approved restructuring costs, primarily related to closing certain identified excess facilities, relocating positions to lower cost geographies and eliminating certain employee positions. We expect to incur costs through the end of fiscal 2015 related to this plan. During the three months ended December 31, 2013, we incurred $0.1 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended December 31, 2014 was $21.3 million compared to $22.8 million for the three months ended December 31, 2013. The $1.5 million decrease in interest expense was attributable primarily to a $1.4 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of the refinancing amendment in January 2014 and lower outstanding principal. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other income, net
Other income, net was $0.3 million for the three months ended December 31, 2014 compared to $1.0 million for the three months ended December 31, 2013. Other income, net for the three months ended December 31, 2014 consisted primarily of $0.8 million related to a class action legal settlement, $0.4 million of interest income and $0.2 million of gains on marketable securities, partially offset by $1.1 million of foreign exchange losses. Other income, net for the three months ended December 31, 2013 consisted primarily of $0.7 million of foreign exchange gains as well as $0.2 million of gains on marketable securities and $0.1 million of interest income.
Income tax expense (benefit)
We identified material errors in our income tax provision and associated accounts during the fiscal year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. The discussion below compares our income tax benefit for the quarter ended December 31, 2014 to our restated income tax expense for the quarter ended December 31, 2013.
We recorded an income tax benefit of $5.4 million, or 46% of pre-tax loss, during the three months ended December 31, 2014 compared to income tax expense of $2.7 million, or 22% of pre-tax loss, during the three months ended December 31, 2013. Our income tax rate for the three months ended December 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended December 31, 2013 differed from the federal statutory rate primarily due to nondeductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

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
Contribution margin for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended
(in thousands, except percentages)	December 31, 2014	December 31, 2013	Variance $	Variance %
ERP	$51,223	$50,695	$528	1%
Retail Solutions	8,275	7,888	387	5%
Retail Distribution	21,599	17,729	3,870	22%
Total segment contribution margin	$81,097	$76,312	$4,785	6%

•
ERP contribution margin - Contribution margin for ERP increased by $0.5 million, or 1%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily attributed to a $2.7 million reduction in product development salary and associated allocated expenses and a $0.8 million decrease in sales commission expenses due to lower software license revenues, partially offset by a $3.2 million decrease in software and software related services margins primarily as a result of lower software license revenues.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions increased by $0.4 million, or 5%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily attributed to a $0.8 million increase in professional services margins due to higher professional services revenues, partially offset by a $0.4 million decrease in hardware and other margins attributable to lower hardware equipment revenues.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $3.9 million, or 22%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily a result of a $2.6 million increase in software and software related services margins driven by increased software license and software and cloud services revenues as well as a $1.1 million increase in professional services margins attributed to higher professional services revenues.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Senior Secured Credit Agreement (as amended, the "2011 Credit Agreement") and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $103.0 million of borrowing capacity available on the revolving credit facility contained in our 2011 Credit Agreement as of December 31, 2014 will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 Credit Agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of our prior acquisitions, we have significant indebtedness. As of December 31, 2014, our total indebtedness was $1,278.8 million ($1,273.3 million, net of original issue discount). We also had additional availability under our revolving credit facility of $103.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the three months ended December 31, 2014 was $21.3 million. In addition to servicing our debt, in December 2013 and December 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 and December 2014 interest payments on $400 million in principal amount of Senior PIK Toggle Notes issued by EGL Midco (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest on the Midco Notes in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $18 million for the remainder of fiscal 2015 and $36 million per year from fiscal 2016 through 2018. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2015	2016	2017	2018	2019	2020 and beyond
Long-term debt obligations (2)	$1,278,750	$200	$—	$5,002	$808,548	$465,000	$—
Operating lease obligations	82,786	11,412	14,981	14,199	12,252	8,945	20,997
Interest obligations (3)	294,904	47,119	73,658	73,124	60,784	40,219	—
Pension benefit payments	3,090	167	243	280	288	288	1,824
Purchase obligations	1,750	1,313	437	—	—	—	—
Total	$1,661,280	$60,211	$89,319	$92,605	$881,872	$514,452	$22,821

(1) This table excludes obligations for uncertain tax positions with a carrying value of $9.8 million as of December 31, 2014 because we are unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco since we are not obligated, at this time, to make future payments. We expect to make dividend payments of approximately $18 million for the remainder of fiscal 2015 and $36 million per year from fiscal 2016 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. Due to the $5 million prepayment paid in December 2014, our current portion of long-term debt is $0.2 million as of December 31, 2014. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations. As a result of prepayments on our 2011 Credit Agreement, we currently are not obligated to pay quarterly principal payments during fiscal 2015, 2016 and a portion of 2017. The amount listed for fiscal 2015 represents our expected prepayment in September 2015. See "Calculation of Excess Cash Flow and Mandatory Prepayments of 2011 Credit Agreement" below for additional information regarding prepayments of the 2011 Credit Agreement.
(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of December 31, 2014. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.0% LIBOR floor contained in our term loan as of December 31, 2014.

In addition to the contractual obligations and commercial commitments listed above, we expect capital expenditures from fiscal 2015 through fiscal 2019 to range from three to four percent of revenues.

In December 2013 and December 2014, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, EGL Midco, to fund the December 2013 and December 2014 interest payments on the Midco Notes. In September 2014, we paid a $15.0 million voluntary prepayment on the term loan contained in our 2011 Credit Agreement. In December 2014, we paid a $4.9 million mandatory prepayment and a $0.1 million voluntary prepayment. We paid a mandatory prepayment of $13.5 million in December 2013.

2011 Credit Agreement

The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $813.8 million (before $5.4 million unamortized original issue discount) as of December 31, 2014 and a revolving credit facility with a borrowing capacity of $103.0 million. As of December 31, 2014, we had no borrowings outstanding on the revolving credit facility. The interest rate on the term loan is calculated based on an interest rate index plus a margin. The interest rate index is based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of December 31, 2014, the interest rate applicable to the term loans was 4.0%. The term loan requires that we repay $8.4 million per year with the balance to be repaid at maturity in May 2018. Principal payments may be prepaid on a mandatory or voluntary basis, see "Calculation of Excess Cash Flow and Mandatory Prepayments of Term Loan" below for additional information regarding prepayments. The revolving credit facility matures in May 2016. The 2011 Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014. See Note 4 - Debt in our unaudited condensed consolidated financial statements for more information on the 2011 Credit Agreement including Amendment No. 1 through Amendment No. 4. The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

On March 7, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement to reduce the interest rate margin applicable to borrowings under the term loans included in the 2011 Credit Agreement. Amendment No. 1 reduced the interest rate margin on the term loans by 0.5% per annum, and increased the outstanding principal amount by $3.1 million. As a result of Amendment No. 1, our annual principal payments decreased by $0.1 million per annum through March 31, 2018, and our payment at maturity increased by approximately $3.6 million. Our annual interest payments decreased by approximately $4.3 million per year, assuming 3-month LIBOR rates remain below 1.25% per annum.

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

We generated $79.4 million of excess cash flow during fiscal 2014, which required us to pay a prepayment of $19.9 million. We paid a voluntary prepayment of $15.0 million in September 2014, paid a mandatory prepayment of $4.9 million and a voluntary prepayment of $0.1 million in December 2014. As a result of these prepayments, we are not required to pay quarterly principal payments on the term loan during fiscal 2015 and 2016, and our quarterly principal payments are reduced for fiscal 2017. As of December 31, 2014, we intend to pay an additional voluntary prepayment of $0.2 million in fiscal 2015. As a result, the current portion of our long-term debt equals $0.2 million as of December 31, 2014. As of September 30, 2014, the current portion of long-term debt equaled our fiscal 2015 expected prepayments of $5.2 million.

Senior Notes

As of December 31, 2014, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 4 - Debt in the unaudited condensed consolidated financial statements.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We are not contractually obligated to service interest or principal payments on the Midco Notes, and we do not have joint and several liability for the Midco Notes. As a result, in accordance with FASB ASC 405-40, we have not included the Midco Notes within long-term debt in our unaudited condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014, nor have we included interest related to the Midco Notes within interest expense in our unaudited condensed consolidated statements of comprehensive loss for the three months ended December 31, 2014 and 2013.

We fund cash interest payments through cash dividends to EGL Midco. In December 2013, June 2014 and December 2014, we paid dividends of $18.5 million, $18.0 million and $18.0 million, respectively, to fund the December 2013, June 2014 and December 2014 interest payments on the Midco Notes. We intend to continue funding cash interest payments through cash dividends to EGL Midco. If all interest is paid in cash, our dividend payments to EGL Midco would be approximately $18 million for the remainder of fiscal 2015 and $36 million per year from fiscal 2016 through fiscal 2018. We include dividend payments to EGL Midco within cash outflows for financing activities in our condensed consolidated statements of cash flows.

To the extent we do not fund interest with cash, interest obligations will be satisfied by issuing additional notes (PIK Interest). If all interest is paid in the form of PIK Interest, the outstanding balance of the Midco Notes as of their maturity date on June 15, 2018 would be approximately $558 million.

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

See Note 4 - Debt in our unaudited condensed consolidated financial statements for more information regarding the Midco Notes.

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of December 31, 2014.

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

Cash provided by operating activities was $21.4 million and $23.7 million for the three months ended December 31, 2014 and 2013, respectively. Cash provided by operating activities decreased by $2.3 million for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. Our net loss plus non-cash items provided $39.9 million and $30.0 million for the three months ended December 31, 2014 and 2013, respectively. This year over year increase was primarily driven by increased gross margins as a result of software and cloud subscriptions, software support and professional services revenue growth as well as lower product development expenses and a reduction in cash paid for interest due to lower interest rates paid on our term loan. Changes in operating assets and liabilities used $18.5 million of cash for the three months ended December 31, 2014 and used $6.3 million of cash for the three months ended December 31, 2013, respectively. The change in operating assets and liabilities in the three months ended December 31, 2014 was primarily due to reductions in accrued expenses and accounts payable as well as reductions in accrued interest, partially offset by collections of accounts receivable. The change in operating assets and liabilities in the three months ended December 31, 2013 was primarily due to payments of liabilities partially offset by reductions in non-cash current assets.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs. Our primary source of cash from investing activities is the proceeds from the sale of short-term investments.

Cash used in investing activities was $22.3 million for the three months ended December 31, 2014, and included $3.6 million used for purchases of property and equipment as well as $2.9 million used for capitalized computer software and database costs and $15.8 million used for acquisition of businesses.

Cash used in investing activities was $6.5 million for the three months ended December 31, 2013, and included $3.6 million used for purchases of property and equipment and $2.9 million used for capitalized computer software and database costs.

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

Cash used in financing activities was $23.0 million for the three months ended December 31, 2014, and included $5.0 million of payments on long-term debt as well as $18.0 million used for the payment of dividends to our indirect parent company, EGL Midco. Cash used in financing activities was $33.4 million for the three months ended December 31, 2013, and included $18.5 million used for payment of dividends as well as $13.5 million of payments on long-term debt and $1.4 million of payments to affiliates.

Cash held in foreign jurisdictions

As of December 31, 2014, we held $64.6 million of cash outside of the U.S. Approximately 35% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 65% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our First Lien Senior Secured Leverage Ratio, calculated using the amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At December 31, 2014, the applicable ratio is 3.50:1.00, which will decrease to 3.25:1.00 on March 31, 2015 and will not decrease thereafter.
At December 31, 2014, we had no outstanding borrowings under the revolving credit facility.
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
First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of December 31, 2014, we did not have a balance outstanding on our revolving credit facility.

The First Lien Senior Secured Leverage Ratio is calculated by dividing the end of period outstanding balance of our term loan and revolving credit facility, reduced by the end of period balance of our cash and cash equivalents, by our Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at December 31, 2014 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of December 31, 2014.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	3.50x	2.55x
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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of December 31, 2014, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Twelve Months Ended
(in thousands)	December 31, 2014	December 31, 2013
		(Restated)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(12,531)	$(33,662)
Interest expense	85,642	91,412
Income tax benefit	(13,126)	(6,407)
Depreciation and amortization	185,252	162,004
EBITDA	245,237	213,347
Acquisition-related costs	9,303	9,013
Restructuring costs	9,141	3,161
Deferred revenue and other purchase accounting adjustments	537	3,582
Share-based compensation expense	7,388	5,336
Management fees paid to Apax and Director Fees	2,069	2,018
Other	3,690	13,263
Adjusted EBITDA	$277,365	$249,720

Recently Issued Accounting Pronouncements
See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At December 31, 2014, under the 2011 Credit Agreement, we had $813.8 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.0% LIBOR floor. The revolving credit facility bears interest at floating rates. As of December 31, 2014, we had no borrowings outstanding under the revolving credit facility.

As of December 31, 2014, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning December 31, 2013 through September 30, 2015. As of December 31, 2014, the notional amount of the interest rate swap was $339.5 million.

As of December 31, 2014, the 3-month LIBOR rate was 0.24%. As our term loan and swap have LIBOR floors of 1.00% and 1.25%, respectively, as of December 31, 2014, changes in the 3-month LIBOR below 1.00% would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of December 31, 2014, hypothetical changes in the 3-month LIBOR below 1.00% would not affect our interest expense. Changes in the LIBOR between 1.00% and 1.25% would impact interest expense on our term loan. A hypothetical change in the 3-month LIBOR rate from 1.00% to 1.25% would increase our interest expense by approximately $2.0 million annually, calculated as 0.25% of the outstanding principal amount of our term loan as of December 31, 2014. Changes in the LIBOR above 1.25% would impact interest expense on our swap and our term loan. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $3.6 million for the remainder of the term of the swap, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap, multiplied by the 9 month remaining term of the swap. As our interest rate swap expires on September 30, 2015, subsequent to September 30, 2015, a hypothetical 1% change in the 3 month LIBOR would increase our annual interest expense by 1% of the then outstanding balance of our term loan.

See Note 5 - Derivative Instruments and Hedging Activities in our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
Foreign Currency Risk
We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Hungarian Forint and Venezuelan Bolivar. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the three months ended December 31, 2014, we recorded a net foreign currency loss of approximately $1.1 million. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

Item 4 — Controls and Procedures
Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, because of the material weakness discussed below.

Income Tax Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to ensuring the accuracy and completeness of financial information used in accounting for income taxes and the determining deferred income tax assets and liabilities and the related income tax provision.

In connection with the preparation of our fiscal 2014 audited financial statements, we identified income tax errors related to prior years. As a result of these errors, we restated our financial statements for the fiscal years ended September 30, 2013 and September 30, 2012 within our Annual Report on Form 10-K for the year ended September 30, 2014.

Changes in control over financial reporting
During the period covered by this Quarterly Report on Form 10-Q, we performed remediation activities to improve our internal control over income taxes, which we believe have had a material effect on the Company's internal control over financial reporting. Our remediation activities included the following:

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

We expect our remediation activities to continue through fiscal year 2015. We believe that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
See Note 12 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for information regarding legal proceedings in which we are involved.
Item 1A — Risk Factors
There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In November 2014, certain employees were granted 440,000 Series C restricted units. See Note 8 — Share Based Compensation in our unaudited condensed consolidated financial statements included elsewhere herein and see Note 10 - Share Based Compensation in our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: February 12, 2015	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director

Date: February 12, 2015	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

10.1
Agreement and Plan of Merger, dated December 10, 2014, by and among Epicor Software Corporation, Bobbyjones Merger Sub, LLC, ShopVisible, LLC and Robert M. Jones, as representative of the ShopVisible Security holders.

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

101
Interactive Data Files - The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed on February 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.