Form 10-Q
period 2015-03-31
Epicor Software Corp
filed 2015-05-11
CIK 1517393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2015, we had 100 shares of common stock, no par value, outstanding.

EPICOR SOFTWARE CORPORATION
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$133,189	$130,359
Accounts receivable, net of allowances of $9,270 and $10,152 at March 31, 2015 and September 30, 2014, respectively	119,579	127,772
Inventories, net	3,827	4,188
Deferred tax assets	23,964	6,616
Income tax receivable	—	7,604
Prepaid expenses and other current assets	33,621	33,325
Total current assets	314,180	309,864
Property and equipment, net	46,892	49,476
Intangible assets, net	543,262	595,105
Goodwill	1,300,070	1,288,028
Deferred financing costs	20,826	23,607
Other assets	15,234	18,516
Total assets	$2,240,464	$2,284,596
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,796	$27,978
Payroll related accruals	42,690	50,984
Deferred revenue	163,735	154,800
Current portion of long-term debt	200	5,200
Accrued interest payable	16,711	16,711
Accrued expenses and other current liabilities	52,646	51,106
Total current liabilities	301,778	306,779
Long-term debt, net of unamortized discount of $5,063 and $5,823 at March 31, 2015 and September 30, 2014, respectively	1,273,487	1,272,727
Deferred income tax liabilities	204,421	207,983
Loan from affiliate	1,346	1,346
Other liabilities	41,104	37,872
Total liabilities	1,822,136	1,826,707
Commitments and contingencies (Note 12)
Stockholder’s equity:
Common stock; No par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2015 and September 30, 2014. Net of dividends (Note 4)	592,500	610,500
Additional paid-in capital	22,787	20,100
Accumulated deficit	(159,669)	(149,838)
Accumulated other comprehensive loss (Note 13)	(37,290)	(22,873)
Total stockholder’s equity	418,328	457,889
Total liabilities and stockholder’s equity	$2,240,464	$2,284,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
		(Restated)		(Restated)
Revenues:
Software and software related services:
Software license	$30,993	$32,288	$64,136	$69,692
Software and cloud subscriptions	24,535	21,340	47,953	42,620
Software support	107,544	107,583	216,438	213,941
Total software and software related services	163,072	161,211	328,527	326,253
Professional services	58,726	59,288	117,387	115,592
Hardware and other	19,984	22,254	39,761	45,918
Total revenues	241,782	242,753	485,675	487,763
Operating expenses:
Cost of software and software related services revenues[1] (Note 1)	35,183	36,132	73,011	73,037
Cost of professional services revenues[1]	43,975	45,518	88,770	89,930
Cost of hardware and other revenues[1]	15,075	16,317	29,866	34,616
Sales and marketing	39,096	40,388	81,283	83,440
Product development	24,375	26,721	49,150	54,492
General and administrative	18,082	15,464	37,550	37,385
Depreciation and amortization	43,144	42,167	86,122	83,024
Acquisition-related costs	2,125	2,064	4,552	3,968
Restructuring costs	4,012	1,497	9,372	1,612
Total operating expenses	225,067	226,268	459,676	461,504
Operating income	16,715	16,485	25,999	26,259
Interest expense	(20,789)	(21,632)	(42,108)	(44,417)
Other expense, net	(2,044)	(1,276)	(1,762)	(247)
Loss before income taxes	(6,118)	(6,423)	(17,871)	(18,405)
Income tax expense (benefit)	(2,612)	(1,705)	(8,040)	956
Net loss	$(3,506)	$(4,718)	$(9,831)	$(19,361)
Comprehensive loss:
Net loss	$(3,506)	$(4,718)	$(9,831)	$(19,361)
Other comprehensive loss (Note 13):
Unrealized gain (loss) on cash flow hedges, net of taxes	9	(125)	(2)	(282)
Realized loss on cash flow hedge reclassified into interest expense, net of taxes	440	475	891	1,043
Unrealized gain on pension plan liabilities	37	354	82	337
Foreign currency translation adjustment	(10,270)	(5,102)	(15,388)	(10,139)
Total other comprehensive loss, net of taxes	(9,784)	(4,398)	(14,417)	(9,041)
Comprehensive loss	$(13,290)	$(9,116)	$(24,248)	$(28,402)

(1)	Exclusive of amortization of intangible assets and depreciation of property and equipment, which is shown separately in depreciation and amortization below.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	March 31, 2015	March 31, 2014
		(Restated)
Operating activities:
Net loss	$(9,831)	$(19,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	2,687	3,996
Depreciation and amortization	86,122	83,024
Amortization of deferred financing costs and original issue discount	3,541	3,925
Changes in operating assets and liabilities and other	869	9,199
Net cash provided by operating activities	83,388	80,783
Investing activities:
Purchases of property and equipment	(8,644)	(6,452)
Capitalized computer software and database costs	(5,761)	(5,973)
Acquisition of businesses, net of cash acquired	(39,136)	—
Net cash used in investing activities	(53,541)	(12,425)
Financing activities:
Payments to affiliate	—	(1,438)
Payments on long-term debt	(5,000)	(15,599)
Payments of dividends	(18,000)	(18,500)
Payments of financing fees	—	(1,326)
Net cash used in financing activities	(23,000)	(36,863)
Effect of exchange rate changes on cash	(4,017)	(1,095)
Net change in cash and cash equivalents	2,830	30,400
Cash and cash equivalents, beginning of period	130,359	82,902
Cash and cash equivalents, end of period	$133,189	$113,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

EPICOR SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014, the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2015 and 2014, and the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2015 and 2014 represent our financial position, results of operations and cash flows as of and for the periods then ended. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, considered necessary to fairly present our financial position at March 31, 2015 and September 30, 2014, the results of our operations for the three and six months ended March 31, 2015 and 2014, and our cash flows for the six months ended March 31, 2015 and 2014, respectively.

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
Prior Restatement
We identified material errors in our income tax provision and associated accounts during the fourth quarter of fiscal 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for fiscal 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. Accordingly, within this Quarterly Report on Form 10-Q, our unaudited condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2014 and our unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2014 have been labeled Restated.
Use of Estimates
GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our unaudited condensed consolidated financial statements will be affected. The operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be achieved for the fiscal year ending September 30, 2015.

Fiscal Year

Our fiscal year is from October 1 through September 30. Unless otherwise stated, references to the years 2013 and 2014 relate to our fiscal years ended September 30, 2013 and 2014, respectively. References to future years also relate to our fiscal years ending September 30 of the applicable year.

Components of Cost of Software and Software Related Services Revenues

The components of our cost of software and software related revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Components of cost of software and software related services revenues:
Software license	$4,586	$4,471	$10,447	$9,318
Software and cloud subscriptions	8,173	7,201	16,346	14,758
Software support	22,424	24,460	46,218	48,961
Total	$35,183	$36,132	$73,011	$73,037

Accumulated Amortization of Intangible Assets

Accumulated amortization of intangible assets was $526.6 million and $457.0 million as of March 31, 2015 and September 30, 2014, respectively.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers on the accounting for fees paid in a cloud computing arrangement. If the arrangement includes a software license, the customer should account for the license the same way it accounts for other software licenses. If an arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (our fiscal 2017). Early adoption is permitted. Entities may elect retrospective or prospective transition. We do not expect the adoption of ASU 2015-05 to have a material impact on our financial statements, as we currently account for cloud computing arrangements in a manner consistent with ASU 2015-05.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (our fiscal 2017). Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of ASU 2015-03 will affect the presentation of deferred financing costs in our balance sheet but will not impact our condensed consolidated statements of comprehensive loss.

In May 2014, the FASB and the IASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This new guidance will supersede existing revenue guidance under GAAP and International Financial Reporting Standards ("IFRS"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. We expect that these judgments and estimates will include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, the new standard will eliminate the requirement to recognize revenue based on VSOE of fair value for multiple element software arrangements. For public business entities, the guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (our fiscal 2019). The standard allows for two methods of transition: (i) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined within the standard, or (ii) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard. We are currently evaluating the impact of adopting ASU 2014-09 on our financial statements.
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

We paid cash consideration at the time of closing of $15.8 million, including payment of $1.3 million for cash acquired. The purchase agreement included a clause to account for estimates that were made at the time of closing. During the three months ended March 31, 2015, we paid an additional $0.9 million as a result of an adjustment to an initial estimate. Additionally, there is a provision for up to $8.1 million of additional consideration to be paid based upon a revenue earn-out provision over the next two years, which has been preliminarily valued at $0.5 million. As of the acquisition date, we measured consideration to be $17.2 million, which included the cash consideration paid, the cash consideration expected to be paid and the estimated fair value of the revenue earn-out provision. The purchase price is subject to adjustment based on changes in estimates made at closing for certain obligations and indirect taxes.

We allocated the QuantiSense purchase price to net tangible assets of $2.4 million, acquired intangible assets of $8.8 million, and goodwill of $6.0 million. We recorded goodwill in connection with the acquisition of QuantiSense due to synergies we expect to realize from combining QuantiSense products with our own. We have completed a preliminary valuation of QuantiSense, however, due to the recent nature of the acquisition the purchase price allocation for contingent consideration, intangible assets, deferred revenue, and income tax assets and liabilities have not been finalized.

Acquisition of ShopVisible, LLC.

On January 2, 2015, we acquired 100% of the outstanding equity interests of ShopVisible, LLC ("ShopVisible"). ShopVisible delivers an advanced standalone order management solution and complete e-commerce platform that supports the complex business processes associated with both business to consumer and business to business order processing. The combination of ShopVisible’s foundational order management capability with Epicor's point of sale ("POS"), mobile POS, omni-channel Enterprise Selling, Merchandising and Warehouse Management solutions is expected to create an integrated end-to-end cloud-based solution for omni-channel retailers. ShopVisible is reported within our Retail Solutions segment.

We paid cash consideration at the time of closing of $19.4 million, including $0.3 million for cash acquired. The purchase agreement included a clause to account for estimates that were made at the time of closing. Additionally, there is a provision for up to $5.8 million of additional consideration to be paid based upon a revenue earn-out provision over the next two years, which has been preliminarily valued at $3.3 million. As of the acquisition date, we measured consideration to be $22.3 million, which included the cash consideration paid, an expected adjustment to consideration paid and the estimated fair value of the revenue earn-out provision. The purchase price is subject to adjustment based on changes in estimates made at closing for certain obligations and indirect taxes.

We allocated the ShopVisible purchase price to acquired tangible assets of $1.1 million, assumed liabilities of $1.1 million, intangible assets of $8.1 million and goodwill of $14.2 million. We recorded goodwill in connection with the acquisition of ShopVisible due to synergies we expect to realize from combining ShopVisible products with our own. We have completed a preliminary valuation of ShopVisible, however, due to the recent nature of the acquisition the purchase price allocation for contingent consideration, intangible assets, deferred revenue, and income tax assets and liabilities have not been finalized.

Acquisition of Technology from Insite Software

On February 19, 2015, we acquired certain operating assets and intellectual property of Insite Software, a provider of internationally enabled shipping solutions. We evaluated the transaction and determined that the assets and workforce acquired can be operated as a business, and as a result, we have accounted for the transaction as a business combination. We paid cash consideration of $4.6 million, and allocated consideration transferred to intangible assets of $3.2 million, goodwill of $1.9 million and net tangible liabilities of $0.5 million. We recorded goodwill in connection with this acquisition due to synergies we expect to realize from combining the Insite products with our own. We have completed a preliminary valuation of Insite, however, due to the recent nature of the acquisition the purchase price allocation for intangible assets, deferred revenue, and income tax assets and liabilities have not been finalized.

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
We did not note any indicators that goodwill was impaired as of March 31, 2015. Should such conditions arise in the future between annual goodwill impairment tests, we will perform an interim goodwill impairment test and record an impairment, which could be material, if we determine the carrying value of a reporting unit's goodwill exceeds its fair value.
NOTE 4 — DEBT
Total debt in the periods presented consisted of the following (in thousands):

	March 31, 2015	September 30, 2014
2011 Credit Agreement term loan due 2018, net of unamortized discount of approximately $5,063 and $5,823, respectively	$808,687	$812,927
Senior Notes due 2019	465,000	465,000
Total debt	1,273,687	1,277,927
Current portion (1)	200	5,200
Total long-term debt, net of discount	$1,273,487	$1,272,727

(1) Includes a mandatory prepayment of $4.9 million and voluntary prepayment of $0.3 million as of September 30, 2014. Includes expected voluntary prepayment of $0.2 million as of March 31, 2015.

2011 Senior Secured Credit Agreement

The 2011 Senior Secured Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014 ("2011 Credit Agreement"). The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $813.8 million (before $5.1 million unamortized original issue discount) as of March 31, 2015 and a revolving credit facility with a borrowing capacity of $103.0 million. As of March 31, 2015, we had no borrowings outstanding on the revolving credit facility; the interest rate on the term loan was calculated based on an interest rate index plus a margin; and the interest rate index was based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of March 31, 2015, the interest rate applicable to the term loans was 4.0%.

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

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a commitment fee to the lenders equal to 0.75% per annum for any available borrowings on the facility. The commitment fee rate may be reduced subject to our attaining certain First Lien Senior Secured Leverage Ratios. We must also pay customary letter of credit fees for issued and outstanding letters of credit. As of March 31, 2015, we had no issued and outstanding letters of credit.

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

Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our first lien senior secured leverage, consisting of amounts outstanding under the 2011 Credit Agreement and other secured borrowings less cash and cash equivalents on hand, may not exceed the applicable ratio to our consolidated Adjusted EBITDA (referred to as "Consolidated EBITDA" in the 2011 Credit Agreement) for the preceding 12-month period. At March 31, 2015, the applicable ratio is 3.25:1.00 and will remain at that ratio for the remainder of the 2011 Credit Agreement.

At March 31, 2015 we were in compliance with all covenants included in the terms of the 2011 Credit Agreement and the indenture governing the Senior Notes.

Future Maturities of Long Term Debt

We paid a voluntary prepayment of $15.0 million in September 2014, a mandatory prepayment of $4.9 million and a voluntary prepayment of $0.1 million in December 2014. As a result of these prepayments, we are not required to pay quarterly principal payments on the term loan during fiscal 2015 and 2016, and our quarterly principal payments are reduced for fiscal 2017. As of March 31, 2015, we intend to pay an additional voluntary prepayment of $0.2 million in fiscal 2015. As a result, the current portion of our long-term debt equals $0.2 million as of March 31, 2015. Maturities of long term debt are $0.2 million for fiscal 2015, none for fiscal 2016, $5.0 million for fiscal 2017, $808.6 million in 2018 and $465.0 million in 2019.

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

We are not contractually obligated to service interest or principal payments on the Midco Notes. Additionally, the holders of the Midco Notes have no recourse against us or our assets. Under applicable guidance from the FASB (ASC 405-40), a parent's debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary's financial statements when the subsidiary is joint and severally liable for the parent’s debt. We are not joint and severally liable for the Midco Notes, and accordingly, we have not reflected the Midco Notes in our unaudited condensed consolidated financial statements for the quarter ended March 31, 2015 or any period presented.

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

The terms of the Midco Notes require that a calculated portion of the interest be payable in cash ("Minimum Cash Interest"). EGL Midco is and will continue to be dependent upon our cash flows for any interest on the Midco Notes which it pays in cash. Interest on the Midco Notes is required to be paid in cash to the extent that we are permitted to make dividend payments to EGL Midco. The 2011 Credit Agreement and the indenture governing the Senior Notes restrict our ability to pay dividends or make distributions or other payments to EGL Midco to fund payments with respect to the Midco Notes or to repay or repurchase the Midco Notes unless the restricted payment covenants in these agreements are satisfied. However, dividend payments will only be provided to the extent that after funding the interest payment, our domestic cash and cash equivalents plus available borrowings under our revolving credit facility exceed $25.0 million. During the six months ended March 31, 2014 and 2015, the Minimum Cash Interest payable on the Midco Notes was equal to the full cash interest payments of $18.5 million and $18.0 million, respectively.

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

On December 15, 2013, June 15, 2014 and December 15, 2014, we paid dividend payments of $18.5 million, $18.0 million and $18.0 million, respectively, to EGL Midco to fund the December 15, 2013, June 15, 2014 and December 15, 2014 interest payments applicable to the Midco Notes. We recorded the dividend payments as reductions to common stock within the stockholder's equity section of our unaudited condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014.

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

In August 2011, we entered into a 30-month interest rate swap to effectively convert an initial notional amount of $436.2 million of floating rate debt to fixed rate debt at the rate of 2.13% per annum, which is settled on the last business day of each of March, June, September and December, beginning June 30, 2013 and ending September 30, 2015. As of March 31, 2015, the notional amount of the swap was $337.9 million.

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

In January 2014, we entered into Amendment No. 3 to our 2011 Credit Agreement to reduce the interest rate applicable to borrowings on our term loan. Amendment No. 3 reduced the LIBOR margin applicable to borrowings on the term loan from 3.25% to 3.0% and reduced the LIBOR floor applicable to borrowings on the term loan from 1.25% to 1.0%. We did not amend the 1.25% LIBOR floor contained in our interest rate swap, and accordingly, we incorporated the change to our hedged interest payments into our analysis and measurement of hedge effectiveness, and determined that our interest rate swap remained highly effective as of March 31, 2015.

Foreign Currency Contracts Not Designated as Hedges

We have operations in countries around the world and these operations generate revenue and incur expenses in currencies other than the United States Dollar, particularly the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Swedish Krona and Hungarian Forint. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) inter-company balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currencies but are U.S. Dollar functional for consolidation purposes. These derivative instruments are not designated and do not qualify as hedging instruments. Accordingly, the gains or losses on these derivative instruments are recognized in the accompanying unaudited condensed consolidated statements of comprehensive loss and are designed generally to offset the foreign currency transaction gains and losses recorded on inter-company receivables and payables. During the three and six months ended March 31, 2015, we recorded net foreign currency losses of $2.5 million and $3.6 million, respectively, within other expense, net in our condensed consolidated statements of comprehensive loss. During the three and six months ended March 31, 2015, our net foreign currency losses included a $1.6 million loss related to the devaluation of the Venezuelan Bolivar. During the three and six months ended March 31, 2014, we recorded net foreign currency losses of $0.8 million and $0.1 million, respectively. Our foreign currency gains and losses include gains and losses on foreign currency forward contracts and re-measurement of foreign currency denominated monetary balances into the functional currency. We have entered into a master netting arrangement whereby we settle our foreign currency forward contracts on a net basis with each counterparty. We record our foreign currency forward contracts on a gross basis, with the fair value of each of our foreign currency forward contracts included on our unaudited condensed consolidated balance sheets as either prepaid expenses and other current assets or other accrued expenses depending on whether the fair value of the contract is an asset or a liability, respectively. Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our unaudited condensed consolidated statements of cash flows.

Our foreign currency forward contracts are generally short-term in nature, typically maturing within 90 days or less. We adjust the carrying amount of all contracts to their fair value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset foreign currency transaction gains and losses recorded on inter-company receivables and payables. We expect these contracts to mitigate some foreign currency transaction gains or losses in future periods. The net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

The following tables summarize the fair value of derivatives in asset and liability positions (in thousands):

	Asset Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2015	September 30, 2014
Foreign currency forward contracts	Prepaid expenses and other current assets	$196	$187

	Liability Derivatives (Fair Value)
	Balance Sheet Location	March 31, 2015	September 30, 2014
Interest rate swap	Other liabilities	$(1,126)	$(2,579)
Foreign currency forward contracts	Accrued expenses and other current liabilities	(88)	(520)
Total liability derivatives		$(1,214)	$(3,099)
The following tables summarize the pre-tax effect of our interest rate swap and cap on our unaudited condensed consolidated statements of comprehensive loss (in thousands):
Interest Rate Cap and Swap Designated as Cash Flow Hedge

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Loss recognized in other comprehensive loss on derivative (effective portion)	$15	$(242)	$(3)	$(496)
Gain recognized in income on derivative (ineffective portion)	—	172	—	203
Loss recognized in income for time value of derivative (excluded from effectiveness assessment)	(2)	(6)	(5)	(13)
Realized loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	(718)	(917)	(1,455)	(1,857)

Gains and losses recognized in income related to the interest rate swap and cap are included within interest expense.
During the three and six months ended March 31, 2015, we made interest payments of $0.7 million and $1.5 million for the swap, and in connection with those payments, we reclassified $0.7 million and $1.5 million of losses from accumulated other comprehensive loss into interest expense. During the three and six months ended March 31, 2014, we made interest payments of $0.9 million and $1.9 million for the swap, and in connection with those payments, we reclassified $0.9 million and $1.9 million of losses from accumulated other comprehensive loss into interest expense. The remaining loss of $1.1 million reported in accumulated other comprehensive loss will be reclassified into interest expense as hedged interest payments are made each quarter through September 30, 2015.

The following table summarizes the effect of our foreign currency forward contracts on our unaudited condensed consolidated statements of comprehensive loss (in thousands):

Foreign Currency Forward Contracts Not Designated as Hedges

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Included in other income, net	$340	$(979)	$49	$(661)
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

The fair value of our foreign currency contracts and interest rate swap is determined based on inputs that are readily available in public markets or can be derived from information available in public markets. Therefore, we have categorized them as Level 2.

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

We record changes in the value of our share-based liabilities and our contingent consideration liability within share-based compensation expense and acquisition related costs, respectively, in our unaudited condensed consolidated statements of comprehensive loss. During the six months ended March 31, 2015, we did not record any changes in the value of our share-based liabilities or contingent consideration liabilities. In addition, we did not record any settlements of these liabilities. During fiscal 2015, we recorded additions of $0.5 million and $3.3 million to our contingent consideration liabilities in conjunction with our acquisitions of QuantiSense and ShopVisible, respectively. See Note 2 - Acquisitions and Related Transactions for more information regarding our acquisitions of QuantiSense and ShopVisible.

We record adjustments to fair value to appropriately reflect our nonperformance risk and the respective counter-party’s nonperformance risk in our fair value measurements. As of March 31, 2015, we have assessed the significance of the impact of nonperformance risk on the overall valuation of our derivative positions and have determined that it is not significant to the overall valuation of the derivatives.

The fair value of our deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities, foreign currency forward contracts, share-based liabilities and contingent consideration liabilities were as follows, by category of inputs, as of March 31, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$196	$—	$196
Deferred compensation plan assets (2)	—	5,678	—	5,678
Post-retirement insurance plan assets (2)	—	749	—	749
Liabilities:
Foreign currency forward contracts (3)	—	(88)	—	(88)
Interest rate swap (3)	—	(1,126)	—	(1,126)
Deferred compensation plan liabilities (4)	—	(5,147)	—	(5,147)
Share-based liabilities (5)	—	—	(1,441)	(1,441)
Contingent consideration liabilities (4)	—	—	(3,800)	(3,800)
Total	$—	$262	$(5,241)	$(4,979)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

(2)	Included in other assets in our unaudited condensed consolidated balance sheets.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheets.

(5)	Included in loan from affiliate in our unaudited condensed consolidated balance sheets.

Other Financial Assets and Liabilities

Financial assets and liabilities with carrying amounts approximating fair value include cash, trade accounts receivable, accounts payable, accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities.

As of March 31, 2015, the term loan contained in our 2011 Credit Agreement had a fair value of $801.2 million, which represented approximately 98% of its carrying value before unamortized original issue discount. We determined the fair value of the term loan by reference to interest rates currently available to us for issuance of debt with similar terms and remaining maturities. Accordingly, the fair value of the term loan contained in our 2011 Credit Agreement represents a Level 2 fair value measurement. As of March 31, 2015, the fair value of our Senior Notes was approximately $488.3 million based on a trading price of approximately 105% of par value. The carrying amount is based on interest rates available upon the date of the issuance of the debt and is reported in the unaudited condensed consolidated balance sheets. The fair value of our Senior Notes is determined by reference to their current trading price. The Senior Notes are not actively traded, and as such, the fair value of our Senior Notes represents a Level 2 fair value measurement.

The fair value of our foreign currency forward contract assets and liabilities, deferred compensation plan assets and liabilities, post-retirement insurance plan assets, interest rate swap liabilities and share-based liabilities were as follows, by category of inputs, as of September 30, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Foreign currency forward contracts (1)	$—	$187	$—	$187
Deferred compensation plan assets (2)	—	5,019	—	5,019
Post-retirement insurance plan assets (2)	—	743	—	743
Liabilities:
Foreign currency forward contracts (3)	—	(520)	—	(520)
Interest rate swap (3)	—	(2,579)	—	(2,579)
Deferred compensation plan liabilities (4)	—	(4,672)	—	(4,672)
Share-based liabilities (5)	—	—	(1,441)	(1,441)
Total	$—	$(1,822)	$(1,441)	$(3,263)

(1)	Included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

(2)	Included in other assets in our unaudited condensed consolidated balance sheets.

(3)	Included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets.

(4)	Included in other liabilities in our unaudited condensed consolidated balance sheets.

(5)	Included in loan from affiliate in our unaudited condensed consolidated balance sheets.
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
The provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, uncertain tax positions, valuation allowances and other permanent differences. We recorded an income tax benefit of $2.6 million, or 43% of pre-tax loss, during the three months ended March 31, 2015 compared to income tax benefit of $1.7 million, or 27% of pre-tax loss, during the three months ended March 31, 2014.
Our income tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; statute expirations related to uncertain tax positions; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.
We recorded an income tax benefit of $8.0 million, or 45% of pre-tax loss, during the six months ended March 31, 2015 compared to income tax expense of $1.0 million, or 5% of pre-tax loss, during the six months ended March 31, 2014.
Our income tax rate for the six months ended March 31, 2015 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; statute expirations related to uncertain tax positions; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the six months ended March 31, 2014 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

We typically determine our interim tax provision using an estimated annual effective tax rate methodology as required by ASC 740-270-25-2. However, for the three and six months ended March 31, 2015, we have utilized a discrete period method to calculate taxes based on actual results, in accordance with ASC 740-270-30-18.  Based on our forecast for the fiscal year ending September 30, 2015, we have determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted third through fourth quarter pre-tax earnings.  Under the discrete method, we determine the tax expense based upon actual results as if the interim period were an annual period.

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

During the six months ended March 31, 2015 and 2014, we granted 1.5 million and 6.8 million Series C Units, respectively, to certain employees as compensation for their services. In addition to Series C Units, in November 2011, we issued 0.7 million Series B restricted units ("Series B Units") in Eagle Topco to certain employees and directors. The employees and directors who received the Series B Units contributed $2.8571 per unit. Series B Units were fully vested at issuance and may be settled in cash upon call by the Company in the event of employee departure from the Company. We record changes in the value of Series B Units as compensation expense. During the six months ended March 31, 2014, we recorded $0.5 million of compensation expense for Series B Units within general and administrative expense, and we paid $1.4 million to settle Series B Units. We did not record any compensation expense for Series B Units during the six months ended March 31, 2015. As of March 31, 2015, 0.3 million Series B Units were outstanding with an aggregate value of $1.4 million.

The following table summarizes our share-based compensation expense and its allocation within our unaudited condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Cost of revenues:
Software and software related services	$53	$10	$108	$36
Professional services	58	32	130	118
Hardware and other	10	10	(2)	22
Operating expenses:
Sales and marketing	245	568	504	1,210
Product development	(51)	173	221	354
General and administrative	764	1,105	1,726	2,256
Total share-based compensation expense	$1,079	$1,898	$2,687	$3,996
NOTE 9 — RESTRUCTURING COSTS
During the six months ended March 31, 2015, we continued execution of a management approved restructuring plan to consolidate certain identified excess facilities, relocate positions to lower cost geographies and eliminate certain employee positions. We expect to incur additional costs through the end of fiscal 2015 related to this plan. During fiscal 2014, our management approved a restructuring plan to more properly align our headcount with our projected future revenue streams at certain locations and business units.

Our restructuring liability at March 31, 2015 and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

	Balance at September 30, 2014	New Charges	Payments	Adjustments	Balance at March 31, 2015

Facility consolidations	$4,470	$3,801	$(820)	$(38)	$7,413
Employee severance, benefits and related costs	1,052	5,571	(2,589)	(61)	3,973
Total	$5,522	$9,372	$(3,409)	$(99)	$11,386
Our restructuring liability at March 31, 2014 and the changes in our restructuring liabilities for the six months then ended were as follows (in thousands):

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
In May 2011, we entered into a Services Agreement with the beneficial owner of all of our capital stock, Apax Partners, L.P. ("Apax"), which provides for an aggregate annual advisory fee of approximately $2 million to be paid in quarterly installments. During the three months ended March 31, 2015 and 2014, we recorded expense related to the advisory fee of approximately $0.5 million and $0.5 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss. During the six months ended March 31, 2015 and 2014, we recorded expense related to the advisory fee of approximately $1.0 million and $1.0 million, respectively, in our general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.
During fiscal 2012, we received $2.2 million in loans from an affiliate, Eagle Topco. The loans were related to cash received from our employees and directors in connection with the restricted partnership unit plan. In September 2014 and October 2013, we increased the balance of the loans recorded on our unaudited condensed consolidated balance sheet by $0.4 million and $0.5 million, respectively, to record the change in value of Series B Units in Eagle Topco. As of March 31, 2015, we have repaid $1.8 million of the loans. At March 31, 2015, the balance of the loans was $1.3 million. The loans are included in loan from affiliate in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014.
Parent Company PIK Toggle Notes

In addition to our debt discussed in Note 4 - Debt, our indirect parent company, EGL Midco, has issued the Midco Notes in the principal amount of $400 million. During the six months ended March 31, 2015 and 2014, we paid dividends of $18.5 million and $18.0 million in December 2013 and December 2014, respectively, to EGL Midco to fund EGL Midco's December 2013 and December 2014 interest payments on the Midco Notes. See Note 4 - Debt for further information regarding the Midco Notes.
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

Reportable segment revenue by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
ERP revenues:
Software and software related services:
Software license	$19,101	$22,259	$42,407	$51,443
Software and cloud subscriptions	6,522	5,295	12,570	10,669
Software support	77,786	77,733	156,191	154,048
Total software and software related services	103,409	105,287	211,168	216,160
Professional services	38,809	40,309	77,444	79,345
Hardware and other	3,451	4,193	7,295	8,855
Total ERP revenues	145,669	149,789	295,907	304,360

Retail Solutions revenues:
Software and software related services:
Software license	5,892	3,470	8,415	5,866
Software and cloud subscriptions	3,276	2,091	5,725	4,222
Software support	10,151	10,460	21,043	21,070
Total software and software related services	19,319	16,021	35,183	31,158
Professional services	12,184	11,060	24,453	21,839
Hardware and other	5,284	5,100	10,189	11,763
Total Retail Solutions revenues	36,787	32,181	69,825	64,760

Retail Distribution revenues:
Software and software related services:
Software license	6,000	6,559	13,314	12,383
Software and cloud subscriptions	14,737	13,954	29,658	27,729
Software support	19,607	19,390	39,204	38,823
Total software and software related services	40,344	39,903	82,176	78,935
Professional services	7,733	7,919	15,490	14,408
Hardware and other	11,249	12,961	22,277	25,300
Total Retail Distribution revenues	59,326	60,783	119,943	118,643

Total revenues:
Software and software related services:
Software license	30,993	32,288	64,136	69,692
Software and cloud subscriptions	24,535	21,340	47,953	42,620
Software support	107,544	107,583	216,438	213,941
Total software and software related services	163,072	161,211	328,527	326,253
Professional services	58,726	59,288	117,387	115,592
Hardware and other	19,984	22,254	39,761	45,918
Total revenues	$241,782	$242,753	$485,675	$487,763

Reportable segment contribution margin is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
ERP	$53,680	$50,258	$104,903	$100,953
Retail Solutions	9,793	9,023	18,068	16,911
Retail Distribution	22,832	21,426	44,431	39,155
Total segment contribution margin	$86,305	$80,707	$167,402	$157,019

The reconciliation of total segment contribution margin to our loss before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Total segment contribution margin	$86,305	$80,707	$167,402	$157,019
Corporate and unallocated costs	(19,230)	(16,596)	(38,670)	(38,160)
Share-based compensation expense	(1,079)	(1,898)	(2,687)	(3,996)
Depreciation and amortization	(43,144)	(42,167)	(86,122)	(83,024)
Acquisition-related costs	(2,125)	(2,064)	(4,552)	(3,968)
Restructuring costs	(4,012)	(1,497)	(9,372)	(1,612)
Interest expense	(20,789)	(21,632)	(42,108)	(44,417)
Other expense, net	(2,044)	(1,276)	(1,762)	(247)
Loss before income taxes	$(6,118)	$(6,423)	$(17,871)	$(18,405)
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

We have recorded liabilities for all legal exposures which we believe are probable and estimable. While the outcome of our legal proceedings cannot be predicted with certainty, we do not believe that any of our current legal proceedings, individually or in the aggregate, will result in any additional material losses.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a summary of activity in accumulated other comprehensive loss for the six months ended March 31, 2015 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2014	$(20,014)	$(1,569)	$(1,290)	$(22,873)
Unrealized loss on cash flow hedge, before tax	—	(3)	—	(3)
Tax benefit of unrealized loss on cash flow hedge	—	1	—	1
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	1,455	—	1,455
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(564)	—	(564)
Unrealized gain on pension plan liabilities (1)	—	—	82	82
Change in foreign currency translation adjustments (1)	(15,388)	—	—	(15,388)
Total other comprehensive income (loss)	(15,388)	889	82	(14,417)
Balance at March 31, 2015	$(35,402)	$(680)	$(1,208)	$(37,290)

(1) During the six months ended March 31, 2015, there was no tax effect of the unrealized loss on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

The following table presents a summary of activity in accumulated other comprehensive loss for the six months ended March 31, 2014 (in thousands):

	Foreign currency translation adjustments	Unrealized loss on cash flow hedge, net of tax	Net unrealized loss on post-retirement benefit plans	Total
Balance at September 30, 2013	$(8,742)	$(3,251)	$(852)	$(12,845)
Unrealized loss on cash flow hedge, before tax	—	(496)	—	(496)
Tax benefit of unrealized loss on cash flow hedge	—	214	—	214
Realized loss on cash flow hedge reclassified into interest expense, before tax	—	1,857	—	1,857
Tax benefit of loss on cash flow hedge reclassified into income tax expense (benefit)	—	(814)	—	(814)
Unrealized gain on pension plan liabilities (1)	—	—	337	337
Change in foreign currency translation adjustments (1)	(10,139)	—	—	(10,139)
Total other comprehensive income (loss)	(10,139)	761	337	(9,041)
Balance at March 31, 2014	$(18,881)	$(2,490)	$(515)	$(21,886)

(1) During the six months ended March 31, 2014, there was no tax effect of the unrealized gain on pension plan liabilities because there is a full valuation allowance on the related deferred tax asset. We have asserted that earnings of our international subsidiaries have been indefinitely reinvested, and as such, no tax effect has been recorded for our foreign currency translation adjustment.

During the six months ended March 31, 2015 and 2014, we reclassified realized losses on our cash flow hedge into interest expense upon paying our quarterly swap payments, resulting in increased interest expense of $1.5 million and $1.9 million for the six months ended March 31, 2015 and 2014, respectively. During the six months ended March 31, 2015 and 2014, we also reclassified the realized tax benefit of the swap payments into income tax expense (benefit), which decreased our income tax expense by $0.6 million and $0.8 million, for the six months ended March 31, 2015 and 2014, respectively.
NOTE 14 — GUARANTOR CONSOLIDATION
The 2011 Credit Agreement and the Senior Notes are guaranteed by our existing, material 100% owned domestic subsidiaries (collectively, the “Guarantors”). Our other subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the 2011 Credit Agreement and the Senior Notes. The following tables set forth financial information of the Guarantors and Non-Guarantors for the unaudited condensed consolidating balance sheets as of March 31, 2015 and September 30, 2014, the unaudited condensed consolidating statements of comprehensive income (loss) for the three and six months ended March 31,

2015 and 2014, and the unaudited condensed consolidating statements of cash flows for the six months ended March 31, 2015 and 2014.
The information is presented using the equity method of accounting along with elimination entries necessary to reconcile to the condensed consolidated financial statements.

Epicor Software Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	As of March 31, 2015
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$50,553	$11,610	$71,026	$—	$133,189
Accounts receivable, net	61,271	5,179	53,129	—	119,579
Inventories, net	2,406	385	1,036	—	3,827
Deferred tax assets	17,922	2,119	3,923	—	23,964
Prepaid expenses and other current assets	11,552	1,308	20,761	—	33,621
Total current assets	143,704	20,601	149,875	—	314,180
Property and equipment, net	31,183	937	14,772	—	46,892
Intangible assets, net	448,229	17,308	77,725	—	543,262
Goodwill	789,241	96,661	414,168	—	1,300,070
Deferred financing costs	20,826	—	—	—	20,826
Other assets	658,025	209,111	(63,383)	(788,519)	15,234
Total assets	$2,091,208	$344,618	$593,157	$(788,519)	$2,240,464
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$18,548	$687	$6,561	$—	$25,796
Payroll related accruals	27,496	2,818	12,376	—	42,690
Deferred revenue	96,192	5,143	62,400	—	163,735
Current portion of long-term debt	200	—	—	—	200
Accrued interest payable	16,711	—	—	—	16,711
Accrued expenses and other current liabilities	22,332	4,605	25,709	—	52,646
Total current liabilities	181,479	13,253	107,046	—	301,778
Long-term debt, net of unamortized discount	1,273,487	—	—	—	1,273,487
Deferred income tax liabilities	179,728	(813)	25,506	—	204,421
Loan from affiliate	1,346	—	—	—	1,346
Other liabilities	36,840	728	3,536	—	41,104
Total liabilities	1,672,880	13,168	136,088	—	1,822,136
Total stockholder’s equity	418,328	331,450	457,069	(788,519)	418,328
Total liabilities and stockholder’s equity	$2,091,208	$344,618	$593,157	$(788,519)	$2,240,464

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

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Loss
(Unaudited)

Three Months Ended March 31, 2015
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$159,818	$11,586	$70,378	$—	$241,782
Operating expenses:
Total cost of revenues	58,895	7,289	28,049	—	94,233
Sales and marketing	24,240	3,161	11,695	—	39,096
Product development	12,392	2,724	9,259	—	24,375
General and administrative	14,301	426	3,355	—	18,082
Depreciation and amortization	34,687	866	7,591	—	43,144
Acquisition-related costs	1,978	25	122	—	2,125
Restructuring costs	2,993	89	930	—	4,012
Total operating expenses	149,486	14,580	61,001	—	225,067
Operating income (loss)	10,332	(2,994)	9,377	—	16,715
Interest expense	(20,921)	—	132	—	(20,789)
Equity in earnings of subsidiaries	2,665	1,598	—	(4,263)	—
Other expense, net	(1,147)	—	(897)	—	(2,044)
Income (loss) before income taxes	(9,071)	(1,396)	8,612	(4,263)	(6,118)
Income tax expense (benefit)	(5,565)	(249)	3,202	—	(2,612)
Net income (loss)	(3,506)	(1,147)	5,410	(4,263)	(3,506)
Other comprehensive loss	(9,784)	(6,048)	(10,247)	16,295	(9,784)
Total comprehensive loss	$(13,290)	$(7,195)	$(4,837)	$12,032	$(13,290)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Loss
(Unaudited)

Three Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$156,249	$9,028	$77,476	$—	$242,753
Operating expenses:
Total cost of revenues	55,924	5,935	36,108	—	97,967
Sales and marketing	25,696	892	13,800	—	40,388
Product development	13,684	750	12,287	—	26,721
General and administrative	11,536	433	3,495	—	15,464
Depreciation and amortization	34,332	198	7,637	—	42,167
Acquisition-related costs	1,808	—	256	—	2,064
Restructuring costs	660	85	752	—	1,497
Total operating expenses	143,640	8,293	74,335	—	226,268
Operating income	12,609	735	3,141	—	16,485
Interest expense	(21,543)	(1)	(88)	—	(21,632)
Equity in earnings (loss) of subsidiaries	2,092	(1,992)	—	(100)	—
Other expense, net	(186)	(2)	(1,088)	—	(1,276)
Income (loss) before income taxes	(7,028)	(1,260)	1,965	(100)	(6,423)
Income tax expense (benefit)	(2,310)	215	390	—	(1,705)
Net income (loss)	(4,718)	(1,475)	1,575	(100)	(4,718)
Other comprehensive loss	(4,398)	(3,029)	(5,226)	8,255	(4,398)
Total comprehensive loss	$(9,116)	$(4,504)	$(3,651)	$8,155	$(9,116)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Loss
(Unaudited)

Six Months Ended March 31, 2015
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$332,307	$20,777	$132,591	$—	$485,675
Operating expenses:
Total cost of revenues	122,942	13,333	55,372	—	191,647
Sales and marketing	50,490	4,533	26,260	—	81,283
Product development	25,367	3,773	20,010	—	49,150
General and administrative	28,801	832	7,917	—	37,550
Depreciation and amortization	69,455	1,297	15,370	—	86,122
Acquisition-related costs	4,279	33	240	—	4,552
Restructuring costs	6,858	98	2,416	—	9,372
Total operating expenses	308,192	23,899	127,585	—	459,676
Operating income (loss)	24,115	(3,122)	5,006	—	25,999
Interest expense	(41,938)	—	(170)	—	(42,108)
Equity in earnings (loss) of subsidiaries	(5,480)	1,783	—	3,697	—
Other income (expense), net	1,524	—	(3,286)	—	(1,762)
Income (loss) before income taxes	(21,779)	(1,339)	1,550	3,697	(17,871)
Income tax expense (benefit)	(11,948)	(222)	4,130	—	(8,040)
Net loss	(9,831)	(1,117)	(2,580)	3,697	(9,831)
Other comprehensive loss	(14,417)	(9,142)	(15,447)	24,589	(14,417)
Total comprehensive loss	$(24,248)	$(10,259)	$(18,027)	$28,286	$(24,248)

Epicor Software Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
(Unaudited)

Six Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$307,837	$19,495	$160,431	$—	$487,763
Operating expenses:
Total cost of revenues	116,002	13,049	68,532	—	197,583
Sales and marketing	52,697	1,850	28,893	—	83,440
Product development	28,296	1,510	24,686	—	54,492
General and administrative	27,340	586	9,459	—	37,385
Depreciation and amortization	66,860	409	15,755	—	83,024
Acquisition-related costs	3,492	—	476	—	3,968
Restructuring costs	1,174	85	353	—	1,612
Total operating expenses	295,861	17,489	148,154	—	461,504
Operating income	11,976	2,006	12,277	—	26,259
Interest expense	(44,222)	(1)	(194)	—	(44,417)
Equity in earnings of subsidiaries	12,770	2,098	—	(14,868)	—
Other income (expense), net	710	(2)	(955)	—	(247)
Income (loss) before income taxes	(18,766)	4,101	11,128	(14,868)	(18,405)
Income tax expense (benefit)	595	(6)	367	—	956
Net income (loss)	(19,361)	4,107	10,761	(14,868)	(19,361)
Other comprehensive loss	(9,041)	(5,918)	(10,226)	16,144	(9,041)
Total comprehensive income (loss)	$(28,402)	$(1,811)	$535	$1,276	$(28,402)

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2015
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$60,918	$5,265	$17,205	$—	$83,388
Investing activities:
Purchases of property and equipment	(5,629)	(12)	(3,003)	—	(8,644)
Capitalized computer software and database costs	(5,761)	—	—	—	(5,761)
Collection of inter-company loan	12,504	—	—	(12,504)	—
Acquisitions of businesses	(39,136)	—	—	—	(39,136)
Net cash used in investing activities	(38,022)	(12)	(3,003)	(12,504)	(53,541)
Financing activities:
Payments on long-term debt	(5,000)	—	—	—	(5,000)
Repayment of inter-company loan	—	—	(12,504)	12,504	—
Payment of dividend	(18,000)	—	—	—	(18,000)
Net cash used in financing activities	(23,000)	—	(12,504)	12,504	(23,000)
Effect of exchange rate changes on cash	—	—	(4,017)	—	(4,017)
Change in cash and cash equivalents	(104)	5,253	(2,319)	—	2,830
Cash and cash equivalents, beginning of period	50,657	6,357	73,345	—	130,359
Cash and cash equivalents, end of period	$50,553	$11,610	$71,026	$—	$133,189

Epicor Software Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

Six Months Ended March 31, 2014
	Guarantor
(in thousands)	Principal Operations	Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net cash provided by operating activities	$60,403	$3,723	$16,657	$—	$80,783
Investing activities:
Purchases of property and equipment	(5,769)	(8)	(675)	—	(6,452)
Capitalized computer software and database costs	(5,973)	—	—	—	(5,973)
Collection of inter-company loan	9,539	—	—	(9,539)	—
Net cash used in investing activities	(2,203)	(8)	(675)	(9,539)	(12,425)
Financing activities:
Payment to affiliate	(1,438)	—	—	—	(1,438)
Payments on long-term debt	(15,599)	—	—	—	(15,599)
Payments of dividends	(18,500)	—	—	—	(18,500)
Payments of financing fees	(1,326)	—	—	—	(1,326)
Repayment of inter-company loan	—	—	(9,539)	9,539	—
Net cash used in financing activities	(36,863)	—	(9,539)	9,539	(36,863)
Effect of exchange rate changes on cash	—	—	(1,095)	—	(1,095)
Change in cash and cash equivalents	21,337	3,715	5,348	—	30,400
Cash and cash equivalents, beginning of period	15,693	3,040	64,169	—	82,902
Cash and cash equivalents, end of period	$37,030	$6,755	$69,517	$—	$113,302

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
We have a global customer footprint across more than 150 countries and have a strong presence in both mature and emerging markets in North America, South America, Europe, Africa, Asia and Australia/New Zealand, with approximately 4,600 employees worldwide as of March 31, 2015. Our software is available in more than 30 languages and we continue to translate and localize our systems to enter new geographical markets. In addition, we have a growing network of over 400 global partners, value-added resellers and systems integrators providing a comprehensive range of solutions and services based on our software. This worldwide coverage provides us with economies of scale, higher capital productivity through lower cost offshore operations, the ability to support increasingly global businesses and to more effectively deliver our systems and services to high-growth emerging markets.
General Business Trends
Demand for our product offerings has generally been correlated with the overall macroeconomic conditions.  We continue to evaluate the economic situation, the business environment and our outlook. We believe that our customers and prospective customers will invest in IT products and services that deliver value, reduce their operating costs and achieve strong return on investment and we believe that our product and service offerings position us to remain competitive.
In the six months ended March 31, 2015, our total revenues decreased less than 1% as compared to the same period in the prior year due to lower software license and hardware and other revenues, substantially offset by increases in software support, professional services, Software as a Service ("SaaS") and other software and cloud subscriptions revenues. Our total operating expenses were down less than 1% as well. Cost of revenues in total was lower year over year primarily as a result of lower hardware and other revenues, as well as lower third party license royalties and professional services employee related costs. Other operating expenses increased over the prior year primarily as a result of increased restructuring costs. As a result of the decrease in revenue and relatively flat total operating expenses, our operating income in the six months ended March 31, 2015 decreased $0.3 million compared to the prior year period. Our operating income margin was 5.4% in the six months ended March 31, 2015, unchanged compared to the prior year.
Our ERP segment continues to experience steady growth in software support and SaaS revenues, however, our ERP software license, professional services and hardware and other revenues have declined. In fiscal 2015, the decline in ERP software license revenues continues to be driven by a lower level of large transactions closed and unfavorable foreign exchange rates. Software support and SaaS revenues growth continues to be driven by our America’s (North, Central and South America) region. Software support revenues in our EMEA (Europe, Middle East and Africa) region and APAC (Asia Pacific) regions continue to be adversely impacted by foreign exchange rates. Contribution margin in our ERP segment continues to improve despite the lower revenue in the six months ended March 31, 2015 due primarily to lower product development expenses as a result of favorable exchange rates in foreign geographies as well as the transfer of certain positions to low cost geographies.
Our Retail Distribution segment continues to deliver solid total revenue and contribution margin growth in fiscal 2015. Growth in software license revenues has been driven by the ongoing economic recovery in this segment and a large sales transaction to a new customer. Strong growth in payment exchange revenues continues to drive our software and cloud subscriptions revenue growth. Software support revenues continue to grow slightly as new customer support revenues are offset by customer attrition primarily on legacy platforms. Professional services revenues continue to trend higher, including the impact of timing of revenue recognition on larger deals. Hardware and other revenues are starting to trend down, as expected, after a strong fiscal 2014 which was driven by a strong hardware refresh cycle. Contribution margin in our Retail Distribution segment continues to improve driven primarily by the growth in software license and payment exchange revenues.
Our Retail Solutions segment achieved year over year increases in software license, SaaS and professional services revenues. However, performance in this segment continues to be affected by longer sales cycles as well as by the number and timing of large strategic deals. Additionally, we are seeing larger customers in Retail Solutions transition to our SaaS delivery model versus the traditional on-premise perpetual license model. This trend has contributed to growth in SaaS revenues in recent years while software license and professional services revenues have been negatively impacted. Hardware and other revenues were lower in fiscal 2014 and continue to decline in the fiscal 2015 due to a lower number of strategic customer roll outs. After a year over year decline in fiscal 2014, contribution margin in our Retail Solutions segment has improved in 2015 driven by a favorable mix of higher margin revenues and a lower mix of hardware and other revenues.
Strategic acquisitions continue to be an important element of our revenue growth strategy. In fiscal 2015, we acquired QuantiSense, Inc. (“QuantiSense”), ShopVisible, LLC (“ShopVisible”) and certain operating assets and intellectual property of Insite Ship (“Ship”). The QuantiSense and ShopVisible acquisitions are expected to enhance our data warehouse and analytics and order management capabilities in our Retail Solutions segment and the Ship acquisition is expected to enhance our third party carrier shipping capabilities in our ERP and Retail Distribution segments.

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

•
Software and cloud subscriptions revenues – Recurring fees earned from granting customers access to a broad range of our software and application offerings on a subscription basis. These offerings consist primarily of software application modules and suites, proprietary catalogs, ecommerce and electronic data interchange, data warehouses and other data management products and all software accessed or managed on-demand over the Internet through a SaaS model.

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

Results of Operations
The following discussion of our revenues and expenses has been prepared by comparing our unaudited condensed consolidated results of operations for the comparable three month periods ended March 31, 2015 and 2014.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Total revenues
Our total revenues were $241.8 million and $242.8 million for the three months ended March 31, 2015 and 2014, respectively. Total revenues decreased by $1.0 million, or less than 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily due to decreases in software license, professional services and hardware and other revenues, partially offset by growth in software and cloud subscriptions revenues.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other revenues for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$19,101	$22,259	$(3,158)	(14)%
Software and cloud subscriptions	6,522	5,295	1,227	23%
Software support	77,786	77,733	53	—%
Total software and software related services	103,409	105,287	(1,878)	(2)%
Professional services	38,809	40,309	(1,500)	(4)%
Hardware and other	3,451	4,193	(742)	(18)%
Total ERP revenues	145,669	149,789	(4,120)	(3)%

Retail Solutions revenues:
Software and software related services:
Software license	5,892	3,470	2,422	70%
Software and cloud subscriptions	3,276	2,091	1,185	57%
Software support	10,151	10,460	(309)	(3)%
Total software and software related services	19,319	16,021	3,298	21%
Professional services	12,184	11,060	1,124	10%
Hardware and other	5,284	5,100	184	4%
Total Retail Solutions revenues	36,787	32,181	4,606	14%

Retail Distribution revenues:
Software and software related services:
Software license	6,000	6,559	(559)	(9)%
Software and cloud subscriptions	14,737	13,954	783	6%
Software support	19,607	19,390	217	1%
Total software and software related services	40,344	39,903	441	1%
Professional services	7,733	7,919	(186)	(2)%
Hardware and other	11,249	12,961	(1,712)	(13)%
Total Retail Distribution revenues	59,326	60,783	(1,457)	(2)%

Total revenues:
Software and software related services:
Software license	30,993	32,288	(1,295)	(4)%
Software and cloud subscriptions	24,535	21,340	3,195	15%
Software support	107,544	107,583	(39)	—%
Total software and software related services	163,072	161,211	1,861	1%
Professional services	58,726	59,288	(562)	(1)%
Hardware and other	19,984	22,254	(2,270)	(10)%
Total revenues	$241,782	$242,753	$(971)	—%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 60%, 15% and 25%, respectively, of our revenues during the three months ended March 31, 2015. This compares to the three months ended March 31, 2014, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 62%, 13% and

25%, respectively, of our revenues. The slight shift is primarily due to the decline in ERP revenues and acquisitions in our Retail Solutions segment as discussed below.

As a result of purchase accounting, deferred revenue of acquired companies is reduced to reflect the cost of the related work to be performed plus a reasonable profit margin. These adjustments decrease over time as acquired contracts are completed. The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to present and evaluate the results of our segments on a comparable basis.

	Three Months Ended			Three Months Ended
(in thousands)	March 31, 2015			March 31, 2014
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$103,438	$(29)	$103,409	$105,287	$—	$105,287
Professional services	38,809	—	38,809	40,309	—	40,309
Hardware and other	3,451	—	3,451	4,193	—	4,193
Total ERP revenues	145,698	(29)	145,669	149,789	—	149,789

Retail Solutions revenues:
Software and software related services	19,441	(122)	19,319	16,021	—	16,021
Professional services	12,250	(66)	12,184	11,131	(71)	11,060
Hardware and other	5,284	—	5,284	5,100	—	5,100
Total Retail Solutions revenues	36,975	(188)	36,787	32,252	(71)	32,181

Retail Distribution revenues:
Software and software related services	40,344	—	40,344	39,920	(17)	39,903
Professional services	7,733	—	7,733	7,919	—	7,919
Hardware and other	11,249	—	11,249	13,072	(111)	12,961
Total Retail Distribution revenues	59,326	—	59,326	60,911	(128)	60,783

Total revenues:
Software and software related services	163,223	(151)	163,072	161,228	(17)	161,211
Professional services	58,792	(66)	58,726	59,359	(71)	59,288
Hardware and other	19,984	—	19,984	22,365	(111)	22,254
Total revenues	$241,999	$(217)	$241,782	$242,952	$(199)	$242,753

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues decreased by $4.1 million, or 3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven primarily by the impacts of unfavorable foreign exchange rates.

◦
ERP software and software related services revenues decreased by $1.9 million, or 2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to a $3.2 million decrease in software license revenues as a result of a lower volume of sales transactions to new and existing customers in the distribution market and unfavorable impacts from foreign exchange rates. This decrease was partially offset by a $1.2 million increase in software and cloud subscriptions revenues which were driven by growth in SaaS revenues as well as a $0.1 million increase in software support revenues due to the addition of new customer software support revenues and support price increases partially offset by customer attrition.

◦
ERP professional services revenues decreased by $1.5 million or 4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to lower professional services consulting revenues in our EMEA and APAC regions as a result of unfavorable foreign exchange rates, as well as a result of the timing on large milestone transactions.

◦
ERP hardware and other revenues decreased by $0.7 million, or 18%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to a lower level of follow on sales to existing customers in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues increased by $4.6 million, or 14%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The QuantiSense and ShopVisible acquisitions, which were completed in fiscal 2015, contributed $2.7 million of total revenue for the three months ended March 31, 2015.

◦
Retail Solutions software and software related services revenues increased by $3.3 million, or 21%. The three months ended March 31, 2015 included $1.1 million of revenues related to the QuantiSense and ShopVisible acquisitions. Additionally, software license revenues increased by $2.2 million as a result of several large strategic sales transactions in the current quarter and software and cloud subscriptions revenues increased by $0.5 million due to increased SaaS revenues. These increases were partially offset by a $0.5 million decrease in software support revenues as a result of customer attrition.

◦
Retail Solutions professional services revenues increased $1.1 million, or 10%, primarily due to $1.6 million of QuantiSense and ShopVisible professional services consulting revenues, partially offset by a $0.5 million decrease in managed services revenues as a result of customer attrition and professional services consulting revenues as a result of lower milestone revenue recognition in the current year.

◦	Retail Solutions hardware and other revenues increased by $0.2 million, or 4%, due to a higher volume of sales with hardware equipment in the current year.

•
Retail Distributions revenues - Retail Distribution revenues decreased by $1.5 million, or 2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, driven primarily by a decrease in hardware and other revenues.

◦
Retail Distribution software and software related services revenues increased by $0.4 million, or 1%. The increase was primarily attributed to a $0.8 million increase in software and cloud subscriptions revenues due to growth in our payment exchange revenues as well as a $0.2 million increase in software support revenues, partially offset by a $0.6 million decrease in software license revenues due to a large strategic transaction during the three months ended March 31, 2014.

◦	Retail Distribution professional services revenues decreased by $0.2 million, or 2%, primarily due to lower consulting revenues.

◦	Retail Distribution hardware and other revenues decreased by $1.7 million, or 13%, primarily due to a large number of hardware upgrade sales transactions in the prior year.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Three Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
		(Restated)
Cost of software and software related services revenues	$35,183	$36,132	$(949)	(3)%
Cost of professional services revenues	43,975	45,518	(1,543)	(3)%
Cost of hardware and other revenues	15,075	16,317	(1,242)	(8)%
Sales and marketing	39,096	40,388	(1,292)	(3)%
Product development	24,375	26,721	(2,346)	(9)%
General and administrative	18,082	15,464	2,618	17%
Depreciation and amortization	43,144	42,167	977	2%
Acquisition-related costs	2,125	2,064	61	3%
Restructuring costs	4,012	1,497	2,515	168%
Total operating expenses	225,067	226,268	(1,201)	(1)%
Interest expense	(20,789)	(21,632)	843	(4)%
Other expense, net	(2,044)	(1,276)	(768)	60%
Income tax benefit	(2,612)	(1,705)	(907)	53%

•
Cost of software and software related services revenues - Cost of software and software related services revenues decreased by $0.9 million, or 3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to decreased employee related expenses driven by lower headcount as well as decreased software royalty costs, partially offset by increased third party costs related to SaaS.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $1.5 million, or 3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily the result of lower employee related expenses in foreign geographies driven by a favorable impact of foreign exchange rates.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $1.2 million, or 8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to lower hardware and other revenues as well as a favorable mix of hardware equipment sold in the current year.

•
Sales and marketing - Sales and marketing expenses decreased by $1.3 million, or 3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to a reduction in employee related costs driven by lower incentive compensation and benefits costs.

•
Product development - Product development expenses decreased by $2.3 million, or 9%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily attributable to a reduction in employee related costs driven by lower salaries and benefits costs in foreign geographies as a result of favorable exchange rates as well as the transfer of certain positions to low cost geographies.

•
General and administrative - General and administrative expenses increased by $2.6 million, or 17%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily the result of a $2.2 million one-time insurance recovery recorded during the three months ended March 31, 2014 related to our shareholder litigation, a $1.1 million increase related to strategic initiatives in the three months ended March 31, 2015 and a $0.9 million increase in bad debt expense, partially offset by a $1.6 million decrease in employee related expenses primarily due to favorable foreign exchange rates, lower stock compensation expense and lower benefits costs.

•
Depreciation and amortization - Depreciation and amortization expense was $43.1 million for the three months ended March 31, 2015 compared to $42.2 million for the three months ended March 31, 2014, an increase of $0.9 million, or 2%. The increase was primarily the result of a $1.0 million increase in amortization of acquired intangible assets and a $0.3 million increase in amortization of development costs placed in service, partially offset by a $0.4 million decrease in depreciation related to facility leasehold improvements costs and capitalized IT equipment costs.

•
Acquisition-related costs - Acquisition-related costs were $2.1 million for the three months ended March 31, 2015 compared to $2.1 million for the three months ended March 31, 2014. Acquisition-related costs for the three months ended March 31, 2015 consisted primarily of legal and professional costs related to the acquisitions of QuantiSense, ShopVisible and Insite, as well as costs related to integration activities such as consolidating the Company's information systems. Acquisition-related costs for the three months ended March 31, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the integration of prior acquisitions.

•
Restructuring costs - During the three months ended March 31, 2015, we incurred $4.0 million of management-approved restructuring costs, primarily related to closing certain identified excess facilities, relocating positions to lower cost geographies and eliminating certain employee positions. We expect to incur additional costs through the end of fiscal 2015 related to this plan. During the three months ended March 31, 2014, we incurred $1.5 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions and settling facility restructuring liabilities. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the three months ended March 31, 2015 was $20.8 million compared to $21.6 million for the three months ended March 31, 2014. The $0.8 million decrease in interest expense was attributable primarily to a $0.6 million decrease in our 2011 Credit Agreement term loan interest expense due to a lower outstanding principal balance in the current period and an interest rate reduction as a result of the refinancing amendment in January 2014, as well as a $0.2 million decrease in interest expense for our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $2.0 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014. Other expense, net for the three months ended March 31, 2015 consisted primarily of $2.5 million of foreign exchange losses (including a $1.6 million loss related to the devaluation of the Venezuelan Bolivar), partially offset by $0.3 million of gains on marketable securities and $0.2 million of interest income. Other expense, net for the three months ended March 31, 2014 consisted primarily of $0.8 million of foreign exchange losses as well as a $0.5 million loss on extinguishment of debt.
Income tax benefit
We identified material errors in our income tax provision and associated accounts during the fiscal year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. The discussion below compares our income tax benefit for the quarter ended March 31, 2015 to our restated income tax expense for the quarter ended March 31, 2014.
We recorded an income tax benefit of $2.6 million, or 43% of pre-tax loss, during the three months ended March 31, 2015 compared to an income tax benefit of $1.7 million, or 27% of pre-tax loss, during the three months ended March 31, 2014. Our income tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to nondeductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

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
Contribution margin for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
ERP	$53,680	$50,258	$3,422	7%
Retail Solutions	9,793	9,023	770	9%
Retail Distribution	22,832	21,426	1,406	7%
Total segment contribution margin	$86,305	$80,707	$5,598	7%

•
ERP contribution margin - Contribution margin for ERP increased by $3.4 million, or 7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributed to a $2.7 million reduction in product development employee related expenses and associated allocations primarily as a result of favorable foreign exchange rates as well as the transfer of certain positions to low cost geographies, a $1.2 million reduction in sales and marketing employee related expenses and associated allocations primarily as a result of lower headcount, as well as a $0.3 million decrease in sales conference expense, partially offset by a $0.9 million increase in bad debt expense.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions increased by $0.8 million, or 9%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributed to a $2.3 million increase in software and software related services margins due to higher software license and SaaS revenues as well as a $0.7 million increase in professional services margins driven by higher professional services revenues, partially offset by a $0.7 million increase in sales and marketing employee-related costs due to the QuantiSense and ShopVisible acquisitions as well as a $0.5 million increase in sales commission expenses due to higher software license and SaaS revenues as well as the QuantiSense and ShopVisibile acquisitions, a $0.3 million decrease in hardware and other margins due to an unfavorable mix of hardware equipment sold, a $0.3 million increase in bad debt expense, a $0.2 million increase in outside services costs and a $0.2 million increase in marketing expenses.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $1.4 million, or 7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily a result of a $0.5 million increase in software and software related services margins driven by increased payment exchange and customer support revenues, a $0.3 million increase in professional services margins driven by increased professional services revenues, a $0.5 million decrease in sales and marketing employee related expenses and associated allocations, a $0.4 million decrease in product development employee related costs and a $0.2 million decrease in bad debt expense, partially offset by a $0.5 million decrease in hardware and other margins due to lower hardware equipment revenues.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Total revenues
Our total revenues were $485.7 million and $487.8 million for the six months ended March 31, 2015 and 2014, respectively. Total revenues decreased by $2.1 million, or less than 1%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The decrease was primarily due to a decrease in software license and hardware and other revenues, partially offset by growth in software and cloud subscriptions, software support and professional services revenues.

The following table sets forth our segment revenues by software and software related services, professional services and hardware and other revenues for the periods indicated and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
ERP revenues:
Software and software related services:
Software license	$42,407	$51,443	$(9,036)	(18)%
Software and cloud subscriptions	12,570	10,669	1,901	18%
Software support	156,191	154,048	2,143	1%
Total software and software related services	211,168	216,160	(4,992)	(2)%
Professional services	77,444	79,345	(1,901)	(2)%
Hardware and other	7,295	8,855	(1,560)	(18)%
Total ERP revenues	295,907	304,360	(8,453)	(3)%

Retail Solutions revenues:
Software and software related services:
Software license	8,415	5,866	2,549	43%
Software and cloud subscriptions	5,725	4,222	1,503	36%
Software support	21,043	21,070	(27)	—%
Total software and software related services	35,183	31,158	4,025	13%
Professional services	24,453	21,839	2,614	12%
Hardware and other	10,189	11,763	(1,574)	(13)%
Total Retail Solutions revenues	69,825	64,760	5,065	8%

Retail Distribution revenues:
Software and software related services:
Software license	13,314	12,383	931	8%
Software and cloud subscriptions	29,658	27,729	1,929	7%
Software support	39,204	38,823	381	1%
Total software and software related services	82,176	78,935	3,241	4%
Professional services	15,490	14,408	1,082	8%
Hardware and other	22,277	25,300	(3,023)	(12)%
Total Retail Distribution revenues	119,943	118,643	1,300	1%

Total revenues:
Software and software related services:
Software license	64,136	69,692	(5,556)	(8)%
Software and cloud subscriptions	47,953	42,620	5,333	13%
Software support	216,438	213,941	2,497	1%
Total software and software related services	328,527	326,253	2,274	1%
Professional services	117,387	115,592	1,795	2%
Hardware and other	39,761	45,918	(6,157)	(13)%
Total revenues	$485,675	$487,763	$(2,088)	—%

Our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 61%, 14% and 25%, respectively, of our revenues during the six months ended March 31, 2015. This compares to the six months ended March 31, 2014, in which our ERP, Retail Solutions and Retail Distribution segments accounted for approximately 63%, 13% and 24%, respectively, of our revenues. The slight shift is primarily due to the decline in ERP revenues and acquisitions in our Retail Solutions segment as discussed below.

As a result of purchase accounting, deferred revenue of acquired companies is reduced to reflect the cost of the related work to be performed plus a reasonable profit margin. These adjustments decrease over time as acquired contracts are completed. The following table sets forth, for the periods indicated, our Non-GAAP segment revenues by software and software related services, professional services and hardware and other excluding the impact of deferred revenue purchase accounting adjustments. Non-GAAP segment revenues, which exclude the impact of deferred revenue purchase accounting adjustments, do not represent GAAP revenues for our segments and should not be viewed as alternatives for GAAP revenues. We use segment revenues excluding the impact of deferred revenue purchase accounting adjustments in order to present and evaluate the results of our segments on a comparable basis.

	Six Months Ended			Six Months Ended
(in thousands)	March 31, 2015			March 31, 2014
	Non-GAAP	Purchase Accounting Adjustment	GAAP	Non-GAAP	Purchase Accounting Adjustment	GAAP
ERP revenues:
Software and software related services	$211,197	$(29)	$211,168	$216,245	$(85)	$216,160
Professional services	77,444	—	77,444	79,348	(3)	79,345
Hardware and other	7,295	—	7,295	8,855	—	8,855
Total ERP revenues	295,936	(29)	295,907	304,448	(88)	304,360

Retail Solutions revenues:
Software and software related services	35,466	(283)	35,183	31,158	—	31,158
Professional services	24,581	(128)	24,453	21,980	(141)	21,839
Hardware and other	10,189	—	10,189	11,763	—	11,763
Total Retail Solutions revenues	70,236	(411)	69,825	64,901	(141)	64,760

Retail Distribution revenues:
Software and software related services	82,176	—	82,176	78,997	(62)	78,935
Professional services	15,490	—	15,490	14,408	—	14,408
Hardware and other	22,277	—	22,277	25,515	(215)	25,300
Total Retail Distribution revenues	119,943	—	119,943	118,920	(277)	118,643

Total revenues:
Software and software related services	328,839	(312)	328,527	326,400	(147)	326,253
Professional services	117,515	(128)	117,387	115,736	(144)	115,592
Hardware and other	39,761	—	39,761	46,133	(215)	45,918
Total revenues	$486,115	$(440)	$485,675	$488,269	$(506)	$487,763

The following discussion is based upon our GAAP results of operations.

•
ERP revenues - ERP revenues decreased by $8.5 million, or 3%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, driven primarily by a decrease in software license revenues.

◦
ERP software and software related services revenues decreased by $5.0 million, or 2%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to a $9.0 million decrease in software license revenues as a result of several large strategic sales transactions in our Americas region in the prior fiscal year, a lower volume of sales transactions to new and existing customers in the fiscal 2015 period and unfavorable impacts from foreign exchange rates. This decrease was partially offset by a $1.9 million increase in software and cloud subscriptions revenues which were driven by growth in SaaS revenues as well as a $2.1 million increase in software support revenues due to the addition of new customer software support revenues and support price increases, partially offset by customer attrition.

◦
ERP professional services revenues decreased by $1.9 million or 2%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily due to lower professional services consulting revenues in our EMEA and APAC regions as a result of unfavorable foreign exchange rates as well as a result of the timing on large milestones transactions.

◦
ERP hardware and other revenues decreased by $1.6 million, or 18%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to a lower level of follow on sales to existing customers in our Americas region.

•
Retail Solutions revenues - Retail Solutions revenues increased by $5.1 million, or 8%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The QuantiSense and ShopVisible acquisitions contributed $3.8 million of total revenues for the six months ended March 31, 2015.

◦
Retail Solutions software and software related services revenues increased by $4.0 million, or 13%. The six months ended March 31, 2015 included $1.4 million of revenues related to the QuantiSense and ShopVisible acquisitions. Additionally, software license revenues increased by $2.2 million as a result of several large strategic sales transactions in the current period, software and cloud subscriptions revenues increased by $0.9 million primarily due to increased SaaS revenues. These increases were offset by a $0.5 million decrease in software support revenues as a result of customer attrition.

◦	Retail Solutions professional services revenues increased by $2.6 million, or 12%, primarily due to $2.4 million of QuantiSense and ShopVisible professional services consulting revenues.

◦	Retail Solutions hardware and other revenues decreased by $1.6 million, or 13%, due to a large strategic transaction in the prior year.

•	Retail Distributions revenues - Retail Distribution revenues increased by $1.3 million, or 1%, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014.

◦
Retail Distribution software and software related services revenues increased by $3.2 million, or 4%. The increase was primarily attributed to a $1.9 million increase in software and cloud subscriptions revenues primarily due to growth in our payment exchange revenues, as well as a $0.9 million increase in software license revenues due to a large strategic transaction during the six months ended March 31, 2015, and a $0.4 million increase in software support revenues due to the addition of new customer software support revenues and support price increases.

◦
Retail Distribution professional services revenues increased by $1.1 million, or 8%, primarily due to higher consulting revenues driven by revenue recognition on a large milestone implementation during the six months ended March 31, 2015.

◦	Retail Distribution hardware and other revenues decreased by $3.0 million, or 12%, primarily due to a large number of hardware upgrade sales transactions in the prior year.

Total operating and other expenses
The following table sets forth our operating and other expenses for the periods indicated and the variance thereof:

	Six Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
		(Restated)
Cost of software and software related services revenues	$73,011	$73,037	$(26)	—%
Cost of professional services revenues	88,770	89,930	(1,160)	(1)%
Cost of hardware and other revenues	29,866	34,616	(4,750)	(14)%
Sales and marketing	81,283	83,440	(2,157)	(3)%
Product development	49,150	54,492	(5,342)	(10)%
General and administrative	37,550	37,385	165	—%
Depreciation and amortization	86,122	83,024	3,098	4%
Acquisition-related costs	4,552	3,968	584	15%
Restructuring costs	9,372	1,612	7,760	481%
Total operating expenses	459,676	461,504	(1,828)	—%
Interest expense	(42,108)	(44,417)	2,309	(5)%
Other expense, net	(1,762)	(247)	(1,515)	613%
Income tax expense (benefit)	(8,040)	956	(8,996)	(941)%

•
Cost of software and software related services revenues - Cost of software and software related services revenues decreased by less than $0.1 million, or less than 1%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to lower employee related expenses partially offset by higher third party royalty costs.

•
Cost of professional services revenues - Cost of professional services revenues decreased by $1.2 million, or 1%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily the result of lower employee related expenses in foreign geographies driven by a favorable impact of foreign exchange rates.

•
Cost of hardware and other revenues - Cost of hardware and other revenues decreased by $4.8 million, or 14%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to lower hardware and other revenues as well as a favorable mix of hardware equipment sold in the current year.

•
Sales and marketing - Sales and marketing expenses decreased by $2.2 million, or 3%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to a $2.5 million decrease in employee related expenses and a $0.6 million decrease in allocated expenses due to lower headcount, partially offset by a $0.6 million increase in marketing related expenses and $0.4 million increase in outside services costs.

•
Product development - Product development expenses decreased by $5.3 million, or 10%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease was primarily attributable to a reduction in employee related costs driven by lower salaries and benefits costs in foreign geographies as a result of favorable exchange rates as well as the transfer of certain positions to low cost regions.

•
General and administrative - General and administrative expenses increased by $0.2 million, or less than 1%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase was primarily the result of a $2.2 million one-time insurance recovery recorded during the six months ended March 31, 2014 related to our shareholder litigation case, a $1.8 million increase related to strategic initiatives in the six months ended March 31, 2015 and a $1.1 million increase in legal fees, partially offset by a $4.9 million decrease in employee related expenses primarily due to lower severance costs, favorable foreign exchange rates, lower stock compensation expense and lower benefits costs.

•
Depreciation and amortization - Depreciation and amortization expense was $86.1 million for the six months ended March 31, 2015 compared to $83.0 million for the six months ended March 31, 2014, an increase of $3.1 million, or 4%. The increase was primarily the result of a $1.9 million increase in amortization of acquired intangible assets as well as a $1.0 million increase in amortization of development costs placed in service and a $0.2 million increase in depreciation related to facility leasehold improvements costs and capitalized IT equipment costs.

•
Acquisition-related costs - Acquisition-related costs were $4.6 million for the six months ended March 31, 2015 compared to $4.0 million for the six months ended March 31, 2014. Acquisition-related costs for the six months ended March 31, 2015 consisted primarily of legal and professional costs related to the acquisitions of QuantiSense, ShopVisible and Insite, as well as costs related to integration activities such as consolidating the Company's information systems. Acquisition-related costs for the six months ended March 31, 2014 consisted primarily of costs for integration activities, such as consolidating the Company's information systems and the accounting back office functions, as well as costs relating to the integration of prior acquisitions.

•
Restructuring costs - During the six months ended March 31, 2015, we incurred $9.4 million of management-approved restructuring costs, primarily related to closing certain identified excess facilities, relocating positions to lower cost geographies and eliminating certain employee positions. We expect to incur additional costs through the end of fiscal 2015 related to this plan. During the six months ended March 31, 2014, we incurred $1.6 million of management-approved restructuring costs as a result of our restructuring actions primarily related to eliminating certain employee positions as a result of prior acquisitions. See Note 9 - Restructuring Costs in our unaudited condensed consolidated financial statements.

Interest expense
Interest expense for the six months ended March 31, 2015 was $42.1 million compared to $44.4 million for the six months ended March 31, 2014. The $2.3 million decrease in interest expense was attributable primarily to a $1.9 million decrease in our 2011 Credit Agreement term loan interest expense due to interest rate reductions as a result of the refinancing amendment in January 2014 and lower outstanding principal, as well as a $0.4 million reduction in interest expense related to our interest rate swap. See Note 4 - Debt in our unaudited condensed consolidated financial statements.
Other expense, net
Other expense, net was $1.8 million for the six months ended March 31, 2015 compared to $0.2 million for the six months ended March 31, 2014. Other expense, net for the six months ended March 31, 2015 consisted primarily of $3.6 million of foreign exchange losses (including a $1.6 million loss related to the devaluation of the Venezuelan Bolivar), partially offset by $0.8 million we received related to a class action legal settlement as well as $0.6 million of interest income and $0.4 million of gains on marketable securities. Other expense, net for the six months ended March 31, 2014 consisted primarily of a $0.5 million loss on extinguishment of debt, partially offset by $0.2 million of interest income and $0.1 million of gains on marketable securities.
Income tax expense (benefit)
We identified material errors in our income tax provision and associated accounts during the fiscal year ended September 30, 2014 related to prior periods. The correction of these errors resulted in the restatement of our previously reported financial statements for the fiscal years ended September 30, 2013 and 2012 and of our condensed consolidated financial statements for the first three quarters of fiscal 2014 and each quarter within fiscal 2013. The discussion below compares our income tax benefit for the six months ended March 31, 2015 to our restated income tax expense for the six months ended March 31, 2014.
We recorded an income tax benefit of $8.0 million, or 45% of pre-tax loss, during the six months ended March 31, 2015 compared to income tax expense of $1.0 million, or 5% of pre-tax loss, during the six months ended March 31, 2014. Our income tax rate for the six months ended March 31, 2015 differed from the federal statutory rate primarily due to non-deductible expenses including share-based compensation; foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960; statute expirations related to uncertain tax positions; and lower tax rates in foreign jurisdictions where earnings are deemed permanently reinvested. Our income tax rate for the six months ended March 31, 2014 differed from the federal statutory rate primarily due to nondeductible expenses including share-based compensation; release of deferred tax assets from foreign net operating losses, and foreign earnings that are currently taxed in the US under the Controlled Foreign Corporation Regime set forth in the IRC Section 951 through 960.

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
Contribution margin for the six months ended March 31, 2015 and 2014 is as follows:

	Six Months Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2014	Variance $	Variance %
ERP	$104,903	$100,953	$3,950	4%
Retail Solutions	18,068	16,911	$1,157	7%
Retail Distribution	44,431	39,155	$5,276	13%
Total segment contribution margin	$167,402	$157,019	$10,383	7%

•
ERP contribution margin - Contribution margin for ERP increased by $4.0 million, or 4%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase was primarily attributed to a $5.3 million reduction in product development employee related expenses and associated allocations primarily as a result of favorable foreign exchange rates as well as the transfer of certain position to low cost geographies, a $1.9 million reduction in sales and marketing employee related expenses and associated allocations primarily as a result of lower headcount and a $0.6 million reduction in commissions expense as a result of lower license revenues, partially offset by a $3.1 million decrease in software and software related services gross margins due to lower licenses revenues and a $0.3 million increase in bad debt expense.

•
Retail Solutions contribution margin - Contribution margin for Retail Solutions increased by $1.2 million, or 7%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase was primarily attributed to a $2.4 million increase in software and software related services margins driven by increased software license and software and SaaS revenues as well as a $1.4 million increase in professional services margins driven by higher professional services revenues, partially offset by a $0.7 million decrease in hardware and other margins due to lower hardware equipment revenues as well as a $0.8 million increase in sales and marketing employee related costs due to the QuantiSense and ShopVisible acquisitions, a $0.8 million increase in sales commission expenses as a result of higher software license and SaaS revenues and a $0.4 million increase in bad debt expense.

•
Retail Distribution contribution margin - Contribution margin for Retail Distribution increased by $5.3 million, or 13%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase was primarily a result of a $3.1 million increase in software and software related services margins driven by increased software license and payment exchange revenues as well as a $1.4 million increase in professional services margins attributed to higher professional services revenues and lower employee related expenses as well as a $1.0 million decrease in product development employee related expenses and associated allocations and a $0.8 million reduction in sales and marketing employee related expenses, partially offset by a $0.5 million decrease in hardware and other margins due to lower hardware equipment revenues and a $0.4 million decrease in capitalized software and database costs.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows provided by operating activities and borrowings under our 2011 Senior Secured Credit Agreement (as amended, the "2011 Credit Agreement") and Senior Notes. We believe that the predictable revenue stream generated by our support revenues as well as other cash flows from operations, and the $103.0 million of borrowing capacity available on the revolving credit facility contained in our 2011 Credit Agreement as of March 31, 2015 will be sufficient to cover our liquidity needs required for us to meet our working capital, capital expenditure and other cash requirements for the next twelve months. We believe that the costs associated with implementing our business strategy will not materially impact our liquidity. We are dependent upon our future financial performance, which is subject to many economic, commercial, financial and other factors that are beyond our control. If those factors significantly change, our business may not be able to generate sufficient cash flow from operations or additional capital may not be available to meet our liquidity needs. We anticipate that to the extent that we require additional liquidity as a result of these factors or in order to execute our strategy, it would be financed either by borrowings under our 2011 Credit Agreement, by other indebtedness, additional equity financings or a combination of the foregoing. We may be unable to obtain any such additional financing on terms acceptable to us or at all.

As a result of our prior acquisitions, we have significant indebtedness. As of March 31, 2015, our total indebtedness was $1,278.8 million ($1,273.7 million, net of original issue discount). We also had additional availability under our revolving credit facility of $103.0 million. Our cash requirements are, and will continue to be, significant, primarily due to our debt service requirements. Our interest expense for the six months ended March 31, 2015 was $42.1 million. In addition to servicing our debt, during the six months ended March 31, 2014 and 2015, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, Eagle Midco, Inc. ("EGL Midco"), to fund the December 2013 and December 2014 interest payments on $400 million in principal amount of Senior PIK Toggle Notes issued by EGL Midco (the "Midco Notes") which mature in June 2018. If EGL Midco pays all interest on the Midco Notes in cash, we anticipate that our voluntary dividend payments to EGL Midco will be approximately $18 million for the remainder of fiscal 2015 and $36 million per year from fiscal 2016 through 2018. See "Parent Company PIK Toggle Notes" below for further information regarding the Midco Notes.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations (1):	Total	2015	2016	2017	2018	2019	2020 and beyond
Long-term debt obligations (2)	$1,278,750	$200	$—	$5,002	$808,548	$465,000	$—
Operating lease obligations	78,578	8,103	15,609	14,674	12,029	8,737	19,426
Interest obligations (3)	285,857	38,072	73,658	73,124	60,784	40,219	—
Pension benefit payments	3,045	122	243	280	288	288	1,824
Purchase obligations	1,750	875	875	—	—	—	—
Total	$1,647,980	$47,372	$90,385	$93,080	$881,649	$514,244	$21,250

(1) This table excludes obligations for uncertain tax positions with a carrying value of $8.2 million as of March 31, 2015 because we are unable to reliably estimate the timing of payment of these obligations. Additionally, this table excludes our estimated dividend payments to fund interest payments on the $400 million of Midco Notes issued by our indirect parent company, EGL Midco since we are not obligated, at this time, to make future payments. We expect to make dividend payments of approximately $18 million for the remainder of fiscal 2015 and $36 million per year from fiscal 2016 through fiscal 2018 to fund interest payments on the Midco Notes.
(2) Includes the current and long-term portion of debt. Due to the $5.0 million prepayment paid in December 2014, our current portion of long-term debt is $0.2 million as of March 31, 2015. See Note 4 - Debt in our unaudited condensed consolidated financial statements for additional information regarding our long-term debt obligations. As a result of prepayments on our 2011 Credit Agreement, we currently are not obligated to pay quarterly principal payments during fiscal 2015, 2016 and a portion of 2017. The amount listed for fiscal 2015 represents our expected prepayment in September 2015. See "Calculation of Excess Cash Flow and Mandatory Prepayments of 2011 Credit Agreement" below for additional information regarding prepayments of the 2011 Credit Agreement.

(3) Represents interest payment obligations related to our long-term debt as specified in the applicable debt agreements as of March 31, 2015. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations using the interest rate forward curve where practicable. Interest obligations have been calculated assuming 3-month LIBOR rates will remain below the 1.0% LIBOR floor contained in our term loan as of March 31, 2015.

In addition to the contractual obligations and commercial commitments listed above, we expect capital expenditures from fiscal 2015 through fiscal 2019 to range from three to four percent of revenues.

During the six months ended March 31, 2014 and 2015, we paid dividends of $18.5 million and $18.0 million, respectively, to our indirect parent company, EGL Midco, to fund the December 2013 and December 2014 interest payments on the Midco Notes. In September 2014, we paid a $15.0 million voluntary prepayment on the term loan contained in our 2011 Credit Agreement. In December 2014, we paid a $4.9 million mandatory prepayment and a $0.1 million voluntary prepayment. We paid a mandatory prepayment of $13.5 million in December 2013.

2011 Credit Agreement

The 2011 Credit Agreement consists of a term loan with an outstanding principal balance of $813.8 million (before $5.1 million unamortized original issue discount) as of March 31, 2015 and a revolving credit facility with a borrowing capacity of $103.0 million. As of March 31, 2015, we had no borrowings outstanding on the revolving credit facility. The interest rate on the term loan is calculated based on an interest rate index plus a margin. The interest rate index is based, at our option, on a LIBOR rate with a minimum LIBOR floor of 1.0% or a Base Rate as defined in the 2011 Credit Agreement. As of March 31, 2015, the interest rate applicable to the term loans was 4.0%. The term loan requires that we repay $8.4 million per year with the balance to be repaid at maturity in May 2018. Principal payments may be prepaid on a mandatory or voluntary basis, see "Calculation of Excess Cash Flow and Mandatory Prepayments of Term Loan" below for additional information regarding prepayments. The revolving credit facility matures in May 2016. The 2011 Credit Agreement was initiated on May 16, 2011 and was amended in March 2013, September 2013, January 2014 and May 2014. See Note 4 - Debt in our unaudited condensed consolidated financial statements for more information on the 2011 Credit Agreement including Amendment No. 1 through Amendment No. 4. The descriptions of the amendments to the 2011 Credit Agreement and the original terms of the 2011 Credit Agreement are discussed in more detail below.

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

We generated $79.4 million of excess cash flow during fiscal 2014, which required us to pay a prepayment of $19.9 million. We paid a voluntary prepayment of $15.0 million in September 2014, paid a mandatory prepayment of $4.9 million and a voluntary prepayment of $0.1 million in December 2014. As a result of these prepayments, we are not required to pay quarterly principal payments on the term loan during fiscal 2015 and 2016, and our quarterly principal payments are reduced for fiscal 2017. As of March 31, 2015, we intend to pay an additional voluntary prepayment of $0.2 million in fiscal 2015. As a result, the current portion of our long-term debt equals $0.2 million as of March 31, 2015. As of September 30, 2014, the current portion of long-term debt equaled our fiscal 2015 expected prepayments of $5.2 million.

Senior Notes

As of March 31, 2015, we had outstanding $465.0 million in principal amount of Senior Notes due 2019 at an interest rate of 8 5/8% (the "Senior Notes"). The indenture that governs the Senior Notes contains certain covenants, agreements and events of default that are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, sale of substantially all of our assets, incurrence of indebtedness, restricted payments liens and affiliates transactions by us or our restricted subsidiaries. The terms of the Senior Notes require us to make an offer to repay the Senior Notes upon a change of control or upon certain asset sales. The terms of the indenture also significantly restrict us and our restricted subsidiaries from paying dividends and otherwise transferring assets. For more information, see Senior Notes Due 2019 in Note 4 - Debt in the unaudited condensed consolidated financial statements.

Parent Company PIK Toggle Notes

In addition to our debt discussed above, our indirect parent company, Eagle Midco Inc. ("EGL Midco"), issued $400 million in principal amount of Senior PIK Toggle Notes (the "Midco Notes"). The Midco Notes were issued on June 10, 2013 and mature on June 15, 2018. We are not contractually obligated to service interest or principal payments on the Midco Notes, and we do not have joint and several liability for the Midco Notes. As a result, in accordance with FASB ASC 405-40, we have not included the Midco Notes within long-term debt in our unaudited condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014, nor have we included interest related to the Midco Notes within interest expense in our unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014.

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

Off Balance Sheet Arrangements

The Securities Exchange Commission rules require disclosure of off-balance sheet arrangements with unconsolidated entities which are reasonably likely to have a material effect on the company’s financial position, capital resources, results of operations, or liquidity. We did not have any such off-balance sheet arrangements as of March 31, 2015.

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

Cash provided by operating activities was $83.4 million and $80.8 million for the six months ended March 31, 2015 and 2014, respectively. Cash provided by operating activities increased by $2.6 million for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. Our net loss plus non-cash items provided $82.5 million and $71.6 million for the six months ended March 31, 2015 and 2014, respectively. This year over year increase was primarily driven by increased gross margins as a result of software and cloud subscriptions, software support and professional services revenue growth as well as lower product development and sales and marketing expenses and a reduction in cash paid for interest due to lower interest rates paid on our term loan. Changes in operating assets and liabilities provided $0.9 million of cash for the six months ended March 31, 2015 and provided $9.2 million of cash for the six months ended March 31, 2014, respectively. The change in operating assets and liabilities in the six months ended March 31, 2015 was primarily due to collections of accounts receivable and income taxes receivable, and an increase in deferred revenue, partially offset by increases in deferred tax assets and reductions in accounts payable, accrued expenses and payroll related accruals. The change in operating assets and liabilities in the six months ended March 31, 2014 was primarily due to collections of accounts receivable and increases in payroll related accruals, partially offset by payments of accrued expenses and other current liabilities.

Investing Activities

Our primary uses of cash for investing activities are for acquisitions of businesses, purchases of property and equipment, and capitalized expenditures for software and database costs.

Cash used in investing activities was $53.5 million for the six months ended March 31, 2015, and included $8.6 million used for purchases of property and equipment as well as $5.8 million used for capitalized computer software and database costs and $39.1 million used for acquisitions of QuantiSense, ShopVisible and Insite.

Cash used in investing activities was $12.4 million for the six months ended March 31, 2014, and included $6.4 million used for purchases of property and equipment and $6.0 million used for capitalized computer software and database costs.

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

Cash used in financing activities was $23.0 million for the six months ended March 31, 2015, and included $5.0 million of payments on long-term debt as well as $18.0 million used for the payment of dividends to our indirect parent company, EGL Midco. Cash used in financing activities was $36.9 million for the six months ended March 31, 2014, and included $18.5 million used for payment of dividends as well as $15.6 million of payments on long-term debt, $1.4 million of payments to affiliates and $1.3 million for payments of financing fees.

Cash held in foreign jurisdictions

As of March 31, 2015, we held $68.8 million of cash outside of the U.S. Approximately 37% of this cash may be repatriated to the U.S. through repayment of outstanding intercompany loans owed to our U.S. subsidiaries by our foreign subsidiaries.  Therefore, there would be no incremental U.S. tax expense to utilize such loan proceeds in the U.S as we intend to repay these loans. The remaining 63% of our foreign cash is deemed to be permanently reinvested to be used to cover working capital requirements of our foreign jurisdictions as well as to finance growth and investment in our foreign operations. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Management considers the working capital needs of the U.S. operations, including servicing our debt obligations, when planning to reinvest foreign earnings outside of the U.S.

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
Under the 2011 Credit Agreement, if at any time we have an outstanding balance under the revolving credit facility, our First Lien Senior Secured Leverage Ratio, calculated using the amounts outstanding under the 2011 Credit Agreement and other secured borrowings, may not exceed the applicable ratio to our consolidated Adjusted EBITDA for the preceding 12-month period. At March 31, 2015, the applicable ratio is 3.25:1.00 and will remain at that ratio for the remainder of the 2011 Credit Agreement.
At March 31, 2015, we had no outstanding borrowings under the revolving credit facility.

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
First Lien Senior Secured Leverage Ratio
Our 2011 Credit Agreement contains a First Lien Senior Secured Leverage Ratio covenant which is effective if we have an outstanding balance on our revolving credit facility as of the end of the applicable measurement period. As of March 31, 2015, we did not have a balance outstanding on our revolving credit facility.
The First Lien Senior Secured Leverage Ratio is calculated by dividing the end of period outstanding balance of our term loan and revolving credit facility, reduced by the end of period balance of our cash and cash equivalents, by our Adjusted EBITDA for the previous twelve month period. The table below presents the First Lien Senior Secured Leverage Ratio which would have been required by the covenant at March 31, 2015 if we had a balance outstanding on our revolving credit facility, as well as the actual ratio attained as of March 31, 2015.

	Covenant Requirements (Maximum Ratio Allowed)	Our Ratio
First Lien Senior Secured Leverage Ratio	3.25x	2.39x
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
Although we were not required to meet a First Lien Senior Secured Leverage Ratio, which relates to our Adjusted EBITDA under our 2011 Credit Agreement, as of March 31, 2015, due to the factors discussed above, our management believes that Adjusted EBITDA is a key performance indicator for us. As such, the calculation of Adjusted EBITDA for the periods indicated below is as follows:

	Twelve Months Ended
(in thousands)	March 31, 2015	March 31, 2014
		(Restated)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(11,319)	$(25,493)
Interest expense	84,799	90,097
Income tax benefit	(14,033)	(4,115)
Depreciation and amortization	186,229	163,353
EBITDA	245,676	223,842
Acquisition-related costs	9,364	8,685
Restructuring costs	11,656	3,009
Deferred revenue and other purchase accounting adjustments	708	2,193
Share-based compensation expense	6,569	5,575
Management fees paid to Apax and Director Fees	2,071	2,023
Other	8,744	11,264
Adjusted EBITDA	$284,788	$256,591

Recently Issued Accounting Pronouncements
See Note 1 — Basis of Presentation and Accounting Policy Information in our unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates generally relates to our short and long-term debt obligations. At March 31, 2015, under the 2011 Credit Agreement, we had $813.8 million aggregate principal amount outstanding of term loans due 2018, $465.0 million in principal amount of Senior Notes, and no outstanding borrowings under our revolving credit facility. The term loans bear interest at floating rates, subject to a 1.0% LIBOR floor. The revolving credit facility bears interest at floating rates. As of March 31, 2015, we had no borrowings outstanding under the revolving credit facility.

As of March 31, 2015, we had an outstanding hedging instrument consisting of a 30-month interest rate swap, to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap had an initial notional amount of $436.2 million, which effectively converts the applicable notional amount of floating rate debt to fixed rate debt (subject to a 1.25% LIBOR floor), commencing with the 30-month period beginning December 31, 2013 through September 30, 2015. As of March 31, 2015, the notional amount of the interest rate swap was $337.9 million.

As of March 31, 2015, the 3-month LIBOR rate was 0.27%. As our term loan and swap have LIBOR floors of 1.00% and 1.25%, respectively, as of March 31, 2015, changes in the 3-month LIBOR below 1.00% would only affect interest payments on our revolving credit facility. As we have no borrowings outstanding under the revolving credit facility as of March 31, 2015, hypothetical changes in the 3-month LIBOR below 1.00% would not affect our interest expense. Changes in the LIBOR between 1.00% and 1.25% would impact interest expense on our term loan. A hypothetical change in the 3-month LIBOR rate from 1.00% to 1.25% would increase our interest expense by approximately $2.0 million annually, calculated as 0.25% of the outstanding principal amount of our term loan as of March 31, 2015. Changes in the LIBOR above 1.25% would impact interest expense on our swap and our term loan. As the outstanding principal amount of the term loans exceeds the notional amount of the swap, a hypothetical change in the 3-month LIBOR from 1.25% to 2.25% would increase our interest expense by approximately $2.4 million for the remainder of the term of the swap, calculated as 1% of the excess of the outstanding principal balance of our term loan over the notional amount of our interest rate swap, multiplied by the 6 month remaining term of the swap. As our interest rate swap expires on September 30, 2015, subsequent to September 30, 2015, a hypothetical 1% change in the 3 month LIBOR would increase our annual interest expense by 1% of the then outstanding balance of our term loan.

See Note 5 - Derivative Instruments and Hedging Activities in our unaudited condensed consolidated financial statements, which section is incorporated herein by reference.
Foreign Currency Risk
We have operations in foreign locations around the world. These operations incur revenue and expenses in various foreign currencies. Revenues and expenses denominated in currencies other than the United States Dollar expose us to foreign currency exchange rate and devaluation risk. Unfavorable movements in foreign currency exchange rates between the United States Dollar and other foreign currencies and devaluation of foreign currencies may have an adverse impact on our operations and financial results. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. The foreign currencies for which we currently have the most significant exposure are the Australian Dollar, Canadian Dollar, Euro, British Pound, Mexican Peso, Malaysian Ringgit, Hungarian Forint and Venezuelan Bolivar. We use foreign currency forward contracts to manage our market risk exposure associated with foreign currency exchange rate fluctuations for certain (i) intercompany balances denominated in currencies other than an entity’s functional currency and (ii) net asset exposures for entities that transact business in foreign currency but are U.S. Dollar functional for consolidation purposes. For the six months ended March 31, 2015, we recorded a net foreign currency loss of approximately $3.6 million, which included a $1.6 million loss related to the devaluation of the Venezuelan Bolivar. As a result of the devaluation of the Bolivar, as of March 31, 2015, our remaining Venezuelan Bolivar denominated monetary assets and liabilities are immaterial. An effective 1% increase or decrease in average currency rates measured against the United States Dollar would affect our earnings by approximately $0.4 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2011, the board of directors of Eagle Topco, LP, a limited partnership (“Eagle Topco”), our indirect parent company, approved a Restricted Unit plan for purposes of compensation of our employees and certain directors. In February 2015, certain employees were granted 1,060,000 Series C restricted units. See Note 8 — Share Based Compensation in our unaudited condensed consolidated financial statements included elsewhere herein and see Note 10 - Share Based Compensation in our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission for further information.
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

EPICOR SOFTWARE CORPORATION
a Delaware corporation

Date: May 11, 2015	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer and Director

Date: May 11, 2015	/s/ Kathleen Crusco
Kathleen Crusco
Chief Financial Officer

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files - The following financial statements from the Epicor Software Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.